Form 10-Q
period 2007-03-31
Bancorp of New Jersey, Inc.
filed 2007-06-28
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for transition period from                      to
Commission File Number: 333-141124
Bancorp of New Jersey, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	20-8444387

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
204 Main Street
Fort Lee, New Jersey 07024
(Address of principal executive offices) (Zip Code)
(201) 944-8600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑       No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 26, 2007, no shares of issuer’s class of common stock, no par value per share, were outstanding.

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
BANCORP OF NEW JERSEY, INC.
Statement of Financial Condition
March 31, 2007
(unaudited)

2007
Assets

Assets	$—

Total assets	$—

Liabilities and Stockholders’ Equity

Due to affiliates	59,000

Other liabilities	520

Commitments and contingencies

Stockholders’ equity :
Common stock
Accumulated deficit	(59,520)

Total stockholders’ equity	(59,520)

Total liabilities and stockholders’ equity	$—

See accompanying notes to financial statements.

BANCORP OF NEW JERSEY, INC.
Statement of Operations
Three months ended March 31, 2007
(unaudited)

2007
Net interest income	$—

Other expenses:
Legal fees	59,000

Total other expenses	59,000

Loss before income tax expense	(59,000)

Income tax expense	$520

Net Loss	$(59,520)

See accompanying notes to financial statements.

BANCORP OF NEW JERSEY, INC.
Statement of Cash Flows
Three months ended March 31, 2007
(unaudited)

2007
Cash flows from operating activities:
Net loss	$(59,520)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Changes in operating assets and liabilities:
Increase in other liabilities	520
Increase in due to affiliates	59,000

Net cash provided by(used in) operating activities	—

Cash flows from investing activities:

Net cash used in investing activities	—

Cash flows from financing activities:
Capital contribution	—

Net cash provided by financing activities	$—

Increase in cash and cash equivalents	—

Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	—

Supplemental information:
Cash paid during the year for:
Interest	$—
Taxes	$—
See accompanying notes to financial statements.

BANCORP OF NEW JERSEY, INC.
Notes to Financial Statements
Three months ended March 31, 2007
The accompanying financial statements represent the financial condition and results of operations of Bancorp of New Jersey, Inc. as of and for the three months ended March 31, 2007.
Throughout this quarterly report, we may refer to Bancorp of New Jersey, Inc. as “Bancorp,” the “holding company”, the “company” or “we,” and we may refer to Bank of New Jersey as the “Bank.”
Organization
The Company was incorporated at the direction of the board of directors of Bank of New Jersey under the New Jersey Business Corporation Act on November 28, 2006, for the primary purpose of becoming the holding company of the Bank. The members of the board of directors of the Bank also serve as the members of our board of directors. In order to become the holding company of the Bank, the board of directors of the Bank and our board of directors adopted a plan of acquisition as of December 1, 2006 and readopted the plan as of April 23, 2007.
The Bank is a New Jersey state-chartered bank which opened its first office on May 10, 2006 at 204 Main Street, Fort Lee, New Jersey 07024. The Bank currently operates from the 204 Main Street location and has recently opened new branch locations at 1365 Palisade Avenue, Fort Lee, NJ 07024 and 401 Hackensack Avenue, Hackensack, NJ 07601. A fourth location is expected to open during the third quarter of 2007 at 458 West Street, Fort Lee, NJ 07024. The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. It makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and make investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. Its focus is on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a locally owned and operated community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve customers and expand market reach, the Bank provides for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone and internet banking. The Bank delivers these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
Pursuant to the referenced plan of acquisition, the holding company reorganization would be affected through a contribution of all of the outstanding shares of Bank common stock to Bancorp in a one-to-one exchange for shares of our class of common stock. Upon consummation of this transaction, the Bank would become our wholly-owned subsidiary and all of the shareholders of the Bank, other than any shareholders who elect to exercise dissenters’ rights, would become shareholders of Bancorp. This transaction is sometimes referred to as the “holding company reorganization.” The Company has not and will not engage in any operations, other than organizational activities, or issue any shares of our class of common stock prior to consummation of the holding company reorganization.

Basis of Financial Statement Presentation
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period indicated. Actual results could differ significantly from those estimates.
As of March 31, 2007, the holding company has not had any business activity. Any expenses incurred as a result of the formation or creation of the company have been paid by the Bank and have been recorded as liabilities within the holding company financial statements.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included in Part I, Item 1 of this quarterly report.
Forward-Looking Statements
The information in this quarterly report contains “forward looking statements”, which involve risks and uncertainties. Such statements are not historical facts and include expressions about management’s confidence, strategies, and expectations. These statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “may,” “potential,” or similar statements or variations of such terms. Examples of forward looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations, and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: the consummation of the acquisition of the Bank, changes in general, economic and market conditions, both in the Bank’s trade area and nationally, legislative and regulatory conditions, or the development of an interest rate environment which adversely affects the Bank’s interest rate margin or other income anticipated from operations and investments, changes in monetary policy, the continued viability of the Bank’s customers and a variety of other matters, most, if not at all of which, are beyond our control. You should not place undue reliance on any forward-looking statements, which only reflect management’s analysis as of the date of this quarterly report. We undertake no obligation to update forward-looking statements or to make any public announcement when we consider forward-looking statements in this quarterly report to no longer be accurate, whether as a result of new information or future events, except as may be required by applicable law or regulation.

Holding Company Reorganization
We were incorporated at the direction of the board of directors of the Bank under the New Jersey Business Corporation Act on November 28, 2006, for the primary purpose of becoming the holding company of the Bank. The members of the board of directors of the Bank also serve as the members of our board of directors. In order to become the holding company of the Bank, the board of directors of the Bank and our board of directors adopted a plan of acquisition as of December 1, 2006 and readopted the plan as of April 23, 2007.
Pursuant to the referenced plan of acquisition, the holding company reorganization would be affected through a contribution of all of the outstanding shares of Bank common stock to Bancorp in a one-to-one exchange for shares of our class of common stock. Upon consummation of this transaction, the Bank would become our wholly-owned subsidiary and all of the shareholders of the Bank, other than any shareholders who elect to exercise dissenters’ rights, would become shareholders of Bancorp. This transaction is sometimes referred to as the “holding company reorganization.” We have not and will not engage in any operations, other than organizational activities, or issue any shares of our class of common stock prior to consummation of the holding company reorganization.
Results of Operations and Financial Condition
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included in this quarterly report.
Overview and Strategy
The Company was created to become the holding company of the Bank. As of March 31, 2007, there has been no business activity by the holding company. All expenses related to the holding company have been paid by the Bank and are reflected as liabilities in the financial statements of the Bancorp. Any near term funding requirements are expected to be provided by the Bank.
Critical Accounting Policies and Judgments
Our financial statements are prepared based on the application of certain accounting policies and in conformity with U.S. generally accepted accounting principles. Due to the limited activity of the holding company, the most significant accounting policy was the use of estimates in the preparation of the financial statements. To date, all of the costs associated with the holding company have been paid by the Bank. Therefore, we were required to make estimates and assumptions that may be subject to variation and may significantly affect our reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments was necessary in order to properly reflect the financial assets and liabilities at and for the three months ended March 31, 2007. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations.

Deferred Tax Assets and Valuation Allowance
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the period in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. As of March 31, 2007, we have recorded a valuation allowance against the federal and state deferred tax assets. At this time, we believe this valuation allowance is appropriate as there is some uncertainty as to whether or not the holding company will be able to generate sufficient taxable income to utilize the net deferred tax assets.
Regulatory and Shareholder Approvals
Consummation of the holding company reorganization is subject to several conditions, including the approval of the Commissioner of the New Jersey Department of Banking and Insurance, referred to as the “Commissioner,” the approval of the Board of Governors of the Federal Reserve System, referred to as the “Federal Reserve,” and the approval of the Bank’s shareholders.
The Bank’s application to the Commissioner for approval of the plan of acquisition was initially approved by the Commissioner on January 16, 2007 and resubmitted and again approved on May 18, 2007. If the holding company reorganization is to be consummated, a notice of effective date and certification of shareholder approval will need to be filed with the Commissioner, but no further approval from the Commissioner is required.
We filed an application to undertake the holding company reorganization with the Federal Reserve Bank of New York on January 24, 2007, and received approval on March 9, 2007. An extension of the approval, through August 9, 2007, was issued on June 8, 2007.
Approval of the holding company reorganization also requires the approval of the plan of acquisition by the affirmative vote of holders of two-thirds of the shares of Bank common stock outstanding and entitled to vote at a special meeting of the shareholders of the Bank, scheduled to be held on July 19, 2007. If the plan of acquisition is approved by shareholders, we anticipate that the holding company reorganization will be consummated on or about July 26, 2007.

Plan of Operation
If the holding company reorganization is approved by the shareholders of the Bank and consummated, we would then conduct our operations through the Bank as our wholly-owned subsidiary.
The Bank is a New Jersey state-chartered bank with its principal offices located at 204 Main Street, Fort Lee, New Jersey 07024. The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. It makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and make investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. Its focus is on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a locally owned and operated community bank, we believe the Bank can provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve customers and expand market reach, the Bank provides for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone and internet banking. We believe the Bank endeavors to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
Through the end of 2007, we anticipate that the Bank will continue to strive to grow its customer base and attract deposits and loans. We believe the Bank can continue to capitalize on the sound and profitable loan opportunities in its market, as well as attract deposits by providing competitive deposit pricing.
The Bank currently operates from 204 Main Street, Fort Lee, New Jersey 07024 and has recently opened new branch locations at 1365 Palisade Avenue, Fort Lee, New Jersey 07024 and 401 Hackensack Avenue, Hackensack, New Jersey 07601. A fourth location is expected to open during the third quarter of 2007 at 458 West Street, Fort Lee, New Jersey 07024. All locations are located in Bergen County, New Jersey. While the Bank develops its planned branches, we anticipate it will continue to evaluate additional strategic locations to grow the branch network and provide more convenient access and availability to customers.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Not applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of March 31, 2007. Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 15d-15(d) that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Risk factors related to an investment in our class of common stock, including risk factors that could negatively impact our financial condition and results of operations, as well as the financial condition and results of operations of the Bank, are set forth in our registration statement on Form S-4, as amended (Registration No. 333-141124), which was declared effective by the Securities and Exchange Commission on May 15, 2007. We will file our first annual report on Form 10-K for the fiscal year ending December 31, 2007.

You should carefully consider the risk factors listed below. You should read this section together with the other information in this quarterly report.
We have a limited operating history.
Bancorp of New Jersey, Inc. was created to become the holding company of Bank of New Jersey and to conduct operations through its bank subsidiary upon reorganization. At this time, we are only able to provided limited information regarding operations. The only activity has been related to the creation and organization of the holding company.
Our success will depend in significant part on management’s business plan and ability to execute.
We believe that we have a favorable market area, that our focus on personalized services will give us a competitive advantage, and that the experience and personal contacts of our directors and officers will provide us with the ability to implement successfully our business plan. If these views are not accurate, or if we are unable to execute this business model, our business, operating results, and financial condition would be adversely affected.
The holding company reorganization would allow our board and management greater flexibility.
The holding company reorganization would provide our board of directors and management with greater flexibility in connection with corporate governance and business operations. For example, the holding company structure allows for acquisitions of banks or other financial institutions separate from the Bank and provides more flexibility in raising capital for the holding company, the Bank or any future subsidiary bank. In addition, the holding company may include certain provisions in its certificate of incorporation, such as a classified board of directors, that the Bank could not include in its certificate of incorporation. This greater flexibility would increase our reliance of the judgments and actions of our board and management to achieve effective corporate governance and to operate our business.
There is a limited public trading market for our securities.
While the common stock of the Bank is transferable and the common stock of Bancorp will be registered with the Securities and Exchange Commission, there has been no prior public market established for our securities, and an established or a liquid trading market may not develop in the future. Shareholders wishing to sell their securities may have to find buyers through their own efforts, and buyers may not be available.

Shareholders’ interests are subject to dilution and approval of the Plan of Acquisition will subject shareholders’ interests to additional dilution.
In connection with the proposed holding company reorganization, we have proposed to increase the number of authorized shares of common stock from the 5 million shares of the Bank’s class of common stock to 20 million shares of Bancorp’s class of common stock. Generally, our board of directors would have the ability to issue such authorized shares without shareholder approval. Certain issuances, such as issuances in connection with a stock dividend or distribution or a stock split, are made pro-rata among existing shareholders. Shareholders do not have preemptive rights, however, and the board is under no duty to issue shares pro-rata among existing shareholders. Accordingly, any issuance that is not made pro-rata among existing shareholders would increase the number of outstanding shares of common stock and the percentage ownership of existing shareholders would be diluted accordingly. The dilutive effect of such an issuance could discourage a challenge for control or make it less likely that such a challenge, if attempted, would be successful. Our board would also have the ability to fix the consideration for any shares issued in connection with a future capital raise. In the event that the per share consideration was fixed at an amount less than the then-current book value per share, the issuance would be dilutive to the book value per share of existing shareholders.
In addition to any dilution which may be related to an increase in the authorized shares of common stock, we have granted and may grant additional options in the future to our officers, directors, and employees. The exercise of these options at some time in the future will result in further voting power dilution to other shareholders, and could result in further book value dilution to shareholders if the exercise price of the options is less than the per share book value on the date of exercise.
Warrants could dilute the book value of our common stock.
In connection with the initial capitalization of the Bank, the Bank issued one warrant to purchase one additional share of Bank common stock at a price of $24.00 per share for every five shares of common stock purchased by subscribers in the offering, or warrants to purchase an aggregate of 436,236 shares. As a result of a ten percent stock distribution by the Bank in January 2007, in accordance with the terms of the warrants, the number of shares of common stock underlying the then outstanding warrants was increased to 479,309 and the exercise price per share was adjusted to $21.82. If the holding company reorganization contemplated by the plan of acquisition is consummated, these warrants will be assumed by Bancorp. The warrants may be exercised at any time prior to May 9, 2009. When any of the warrants are exercised, the purchase of shares of common stock at the exercise price will result in dilution to the then existing shareholders to the extent that the exercise price of the warrants is less than the per share book value on the date of exercise.
We may require additional capital in the future.
We anticipate that the Bank’s existing capital resources will adequately satisfy our capital requirements in the near term. Future capital requirements, however, depend on many factors, including our ability to attract new customers and provide additional services. To the extent that our existing capital resources are insufficient to fund future operating requirements, it may be necessary to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, could result in dilution of the interests of our then-existing shareholders. If adequate capital is not available, we will be subject to an increased level of regulatory supervision and our business, operating results, and financial condition could be adversely affected.

We face strong competition.
We face strong competition from many other banks, savings institutions, and other financial organizations, as well as many other companies now offering a broad array of financial services. Many of these competitors have greater financial resources, name recognition, market presence, and operating experience than we do. While our strategy will be to attract customers by providing personalized services and making use of the business community and personal ties of our directors and officers, as well as by providing superior products and services, we may not gain market acceptance or operate profitably. We expect that competition will intensify in the future both from existing institutions as well as new institutions. We believe that our ability to compete successfully depends upon a number of factors, including: market presence; customer service and satisfaction; the pricing policies of our competitors; the timing of introductions of new products and services by us and our competitors; and industry and general economic trends.
Economic conditions and related uncertainties may adversely affect our financial condition and results of operations.
Our success is largely dependent on the general economic conditions of our targeted market area of Bergen and Hudson Counties, New Jersey. Unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Economic downturns could result in nonpayment of borrowers’ outstanding loans. A significant decline or a long-term downtrend in one or more areas, including real estate and consumer spending, could have an adverse impact on our ability to become or remain profitable. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.
Monetary policy and other economic factors may adversely affect our financial condition and results of operations.
Changes in governmental economic and monetary policies and banking and credit regulations may affect our ability to attract deposits and make loans. Our success will depend in significant part upon the Bank’s ability to earn income on loans and investments and to charge fees for services in amounts that exceed the interest to be paid on deposits and borrowings. Rates of interest, both paid on deposits and borrowings and earnings on loans and investments, and loan collectability are affected by fiscal and monetary policies, as well as by national, state, and local economic conditions. We may not be successful in managing this risk, which could adversely impact our business, operating results and financial condition.

Our operations are susceptible to adverse effects of changes in interest rates.
Our operations will be substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. As with most depository institutions, the Bank’s earnings will be affected by changes in market interest rates and other economic factors beyond our control. If our interest-earning assets have longer effective maturities than our interest-bearing liabilities, the yield on our interest-earning assets generally will adjust more slowly than the cost of our interest-bearing liabilities, and, as a result, our net interest income generally will be adversely affected by material and prolonged increases in interest rates and positively affected by comparable declines in interest rates. Conversely, if liabilities reprice more slowly than assets, net interest income would be adversely affected by declining interest rates, and positively affected by increasing interest rates. At any time, it is likely that our assets and liabilities will reflect interest rate risk of some degree.
In addition to affecting interest income and expense, changes in interest rates also can affect the value of our interest-earning assets, comprising fixed- and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets. Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates, and changes in interest rates may therefore have a material adverse affect on our results of operations.
Government regulation significantly impacts our business.
We are subject to extensive supervision, regulation, and control and the holding company reorganization would result in additional regulation. Future legislation and government policy could adversely affect the commercial banking industry and our operations. The statutes and regulations governing financial institutions in general, and the commercial banking industry in particular, are subject to change at any time and have been substantially modified during recent years. Such governing laws can be anticipated to continue to be the subject of future modification.
The primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions. We may be required to pay FDIC deposit insurance premiums that are “risk-based,” with higher premiums charged to banks that have lower capital ratios or higher risk profiles. Consequently, failure to maintain high capital ratios, or a negative evaluation by the FDIC, the Bank’s primary Federal banking regulator, may also increase our net funding costs and reduce our net income.
Our ability to pay dividends is restricted and we have no plans to pay dividends.
Our ability to pay cash dividends is subject to restrictions under applicable state and Federal banking laws and regulations, including certain specific prohibitions against cash dividends being paid by the Bank during its first three years of operations. In addition, we presently intend to follow a policy of retaining earnings for the purpose of increasing our net worth and reserves during our initial years of operation. Accordingly, we do not anticipate that cash dividends will be declared in the near term, and we may not declare dividends in the future.

We are dependent upon certain key personnel and need to hire additional qualified personnel.
Our success will depend in part upon the continued service of our executive team, including Albert F. Buzzetti, Chairman of the Board, Chief Executive Officer and President, Michael Lesler, our Chief Financial Officer, Leo J. Faresich, our Chief Lending Officer, and Diane M. Spinner, our Chief Administrative Officer. The Bank has entered into change in control agreements with these individuals, which provide for payment of severance equal to 2.9 times salary upon termination following a change in control, but have not entered into employment agreements with these individuals. Our success also will depend in part upon our ability to attract and retain additional highly qualified personnel. The Bank’s employees may voluntarily terminate their employment at any time, and competition for qualified employees is intense. The loss of the services of key personnel, or the inability to attract and retain qualified personnel, could have a material adverse effect upon our business, operating results, and financial condition.
Our directors and executive officers will have significant control of any vote of shareholders, including any election of directors.
Our directors and executive officers beneficially own approximately 24.30% of the Bank’s class of common stock and, upon consummation of the holding company reorganization, would own approximately the same percentage of our class of common stock. Although our directors and executive officers do not own a majority of our outstanding securities, as a practical matter it would be difficult to undertake any corporate actions requiring shareholder approval, or to elect a board of directors, without the support of our directors and executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits.
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page E-1.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: June 28, 2007	By:	Albert F. Buzzetti
Albert F. Buzzetti
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

E-1