Form 10-Q
period 2007-06-30
Bancorp of New Jersey, Inc.
filed 2007-08-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-52749
BANCORP OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-8444387

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 Main Street, Fort Lee, New Jersey	07024

(Address of principal executive offices)	(Zip Code)
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 3, 2007 there were 2,413,565 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS

Cash and due from banks	$1,538	$284
Interest bearing deposits	607	1,569
Federal funds sold	—	6,986

Total cash and cash equivalents	2,145	8,839

Securities available for sale	100	9,699
Securities held to maturity, (estimated market value of $1,998 in 2007 and $2,002 in 2006)	1,993	1,993

Loans receivable	141,086	80,638
Deferred loan fees and unamortized costs, net	83	47
Less: allowance for loan losses	1,494	866

Net loans	139,675	79,819
Premises and equipment, net	6,904	4,612
Accrued interest receivable	488	439
Other assets	833	646

TOTAL ASSETS	$152,138	$106,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$18,047	$10,244
Savings and interest-bearing transaction accounts	47,672	40,667
Time deposits under $100	3,617	1,189
Time deposits $100 and over	31,372	9,767

Total deposits	100,708	61,867
Federal funds purchased	7,127	—
Other liabilities	770	1,141

TOTAL LIABILITIES	108,605	63,008

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 2,413,256 shares at June 30, 2007; $10 par value, authorized 5,000,000 shares; issued and outstanding 2,399,846 shares at December 31, 2006	43,964	23,998
Additional Paid in Capital	—	19,667
Accumulated deficit	(431)	(665)
Accumulated other comprehensive income	—	39

TOTAL STOCKHOLDERS’ EQUITY	43,533	43,039

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,138	$106,047

See accompanying notes to consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest on escrow funds	$—	$157
Loans, including fees	2,334	84
Securities	54	3
Federal funds sold	3	368

TOTAL INTEREST INCOME	2,391	612

INTEREST EXPENSE
Savings and money markets	459	18
Time deposits	331	1
Short term borrowings	113	42

TOTAL INTEREST EXPENSE	903	61

NET INTEREST INCOME	1,488	551
Provision for loan losses	239	197

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,249	354
NONINTEREST INCOME — principally fees and service charges	41	—
NONINTEREST EXPENSE
Salaries and employee benefits	531	380
Occupancy and equipment expense	174	167
Other expenses	299	112

TOTAL NONINTEREST EXPENSE	1,004	659

Income (loss) before provision for income taxes	286	(305)
Provision for income taxes	80	—

NET INCOME (LOSS)	$206	$(305)

PER SHARE OF COMMON STOCK
Basic earnings (loss)	$0.08	$(0.13)

Diluted earnings (loss)	$0.08	$(0.13)

Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007.
See accompanying notes to consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest on escrow funds	$—	$624
Loans, including fees	4,077	84
Securities	215	3
Federal funds sold	64	368

TOTAL INTEREST INCOME	4,356	1,079

INTEREST EXPENSE
Savings and money markets	916	18
Time deposits	510	1
Short term borrowings	118	42

TOTAL INTEREST EXPENSE	1,544	61

NET INTEREST INCOME	2,812	1,018
Provision for loan losses	628	197

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	2,184	821
NONINTEREST INCOME — principally fees and service charges	60	—
NONINTEREST EXPENSE
Salaries and employee benefits	1,031	698
Occupancy and equipment expense	322	287
Other expenses	550	141

TOTAL NONINTEREST EXPENSE	1,903	1,126

Income (loss) before provision for income taxes	341	(305)
Provision for income taxes	107	—

NET INCOME (LOSS)	$234	$(305)

PER SHARE OF COMMON STOCK
Basic earnings(loss)	$0.10	$(0.13)

Diluted earnings(loss)	$0.10	$(0.13)

Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007.
See accompanying notes to consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$234	$(305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69	10
Provision for loan losses	628	197
Recognition of stock option expense	43	—
Changes in operating assets and liabilities:
(Increase)decrease in accrued interest receivable	(49)	230
Increase in other assets	(187)	(83)
(Decrease)increase in accounts payable and other liabilities	(371)	5

NET CASH PROVIDED BY OPERATING ACTIVITIES	367	54

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	—	(3,991)
Sales of securities available for sale	9,560	—
Net increase in loans	(60,484)	(16,479)
Purchases of premises and equipment	(2,361)	(3,602)

NET CASH USED IN INVESTING ACTIVITIES	(53,285)	(24,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,841	19,463
Proceeds from issuance of common stock	—	42,724
Increase in federal funds purchased	7,127	—
Exercise of stock options and warrants	256	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,224	62,187

Net (decrease) increase in cash and cash equivalents	(6,694)	38,169
Cash and cash equivalents, beginning of year	8,839	12
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,145	$38,181

Cash paid during the period for:
Interest	$1,403	$—

Income taxes	$342	$—

See accompanying consolidated notes to financial statements

BANCORP OF NEW JERSEY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2007
Note 1. Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc., (the “Company”) and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”). These financial statements include the effect of the holding company reorganization which took place on July 31, 2007 pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held July 19, 2007.
The holding company reorganization is accounted for as a reorganization under common control and the assets, liabilities, and shareholders’ equity of the Bank immediately prior to the holding company reorganization have been carried forward on the Company’s consolidated financials statements at the amounts carried its books at the effective date of the holding company reorganization. The consolidated capitalization, assets, liabilities, results of operations and other financial data of the Company immediately following the reorganization were substantially the same as those of the Bank immediately prior to the holding company reorganization. Accordingly, these consolidated financial statements of the Company include the Bank’s historical recorded values.
The Company’s class of common stock has no par value and the Bank’s class of common stock has par value of $10 per share. As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements have been reclassified into common stock on the Company’s consolidated financial statements.
These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the quarter and six months presented do not necessarily indicate the results that the Company will achieve for all of 2007. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Bank’s registration statement on Form 10, filed with the Federal Deposit Insurance Corporation on April 30, 2007.
The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2007 presentation.

Organization
The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System. The Bank is a community bank which provides a full range of banking services to individuals and corporate customers in New Jersey. Both the Company and the Bank are subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities. The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions. The Bank’s focus is on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve its customers and expand it market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone and internet banking. The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
Note 2. Stock Distribution
A 10% stock distribution was made during January, 2007 (the “2007 stock distribution”). Earnings per share and all share data have been restated to reflect the effect of the 2007 stock distribution.
Note 3. Benefit Plans and Stock-Based Compensation
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Option Plan”). The 2006 Option plan allows employees of the Bank to purchase up to 119,992 shares of the Bank’s common stock, as adjusted following the 2007 stock distribution. The option price per share is the market value of the Bank’s stock on the date of grant. The option price and number of shares underlying options outstanding on the date of the 2007 stock distribution have been equitably adjusted to account for such stock distribution. During 2006, incentive stock options to purchase 62,150 shares were issued to employees of the Bank. The Bank has no option awards with market or performance conditions attached to them.

During 2006, the Bank awarded incentive stock options (ISO) which vested over a 2 year period and ISO options which vested over a 3 year period. The per share weighted-average fair values of stock options granted during 2006, which vest over a 2 year period and a 3 year period, were $2.52 and $4.34, respectively, on the date of grant using the Black Scholes option-pricing model, as adjusted for the 2007 stock distribution. The options which vest over a 2 year period used the following assumptions in determining the grant date fair value of the 2006 option grants: expected dividend yields of 0.00%, risk-free interest rates of 4.77%, expected volatility of 16.00%; and average expected lives of 2 years. The options which vest over a 3 year period used the following assumptions used in determining the grant date fair value of the 2006 option grants: expected dividend yields of 0.00%, risk-free interest rates of 4.77%, expected volatility of 22.00%; and average expected lives of 3.5 years.
Share based compensation expense was $22,000 and $43,000 for the three months and six months ended June 30, 2007, respectively, compared to no share based compensation for the same period in 2006. No stock options were granted during the first six months of 2007 or 2006.
Option activity under the Bank’s stock option plans for the six months ended June 30, 2007 is as follows:

		Exercise
		price
	Number of	per
	shares	share

Outstanding, January 1, 2007	62,150	$18.18
Granted	0	0.00
Exercised	(11,000)	18.18
Forfeited	—	—

Outstanding, end of quarter	51,150	$18.18

Options exercisable at June 30, 2007	11,000	$18.18

At a special meeting of stockholders of the Bank held on July 19, 2007, the stockholders of the Bank adopted the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”). This plan provides for 240,000 options to purchase shares of common stock to non-employee directors of the Bank. At June 30, 2007, there have been no grants to non-employee directors under the 2007 Director Plan.
The 2006 Stock Option Plan and the 2007 Non-Qualified Stock Option Plan for Directors were assumed by the Company pursuant to the plan of acquisition, effective July 31, 2007.

Note 4. Earnings Per Share.
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during that period.
Diluted earnings per share is calculated by dividing net income by the weighted average number of outstanding common shares and common share equivalents. Outstanding “common share equivalents” include options and warrants to purchase its common stock.
All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 stock distribution. The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2007	2006

Net income (loss) applicable to common stock	$206	$(305)

Weighted average number of common shares outstanding — basic	2,413	2,400

Basic earnings per share	$0.08	$(0.13)

Net income (loss) applicable to common stock	$206	$(305)
Weighted average number of common shares and common share equivalents — diluted	2,439	2,400

Diluted earnings per share	$0.08	$(0.13)

          Options to purchase 51,150 shares of common stock at a weighted average price of $18.18 and 476,582 warrants to purchase shares of common stock at a weighted average price of $21.82 per share were outstanding and were included in the computation of diluted earnings per share for the second quarter of 2007. During the three months ended June 30, 2007, 2,727 warrants were exercised. There were no warrants exercised during the three months ended June 30, 2006. There were no dilutive common share equivalents during the second quarter of 2006 due to net loss incurred.

          All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 stock distribution. The following schedule shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2007	2006

Net income (loss) applicable to common stock	$234	$(305)

Weighted average number of common shares outstanding — basic	2,408	2,400

Basic earnings per share	$0.10	$(0.13)

Net income (loss) applicable to common stock	$234	$(305)
Weighted average number of common shares and common share equivalents — diluted	2,444	2,400

Diluted earnings per share	$0.10	$(0.13)

          Options to purchase 51,150 shares of common stock at a weighted average price of $18.18 and 476,582 warrants to purchase shares of common stock at a weighted average price of $21.82 per share were outstanding and were included in the computation of diluted earnings for the six month period ended June 30, 2007. During the six months ended June 30, 2007, 2,727 warrants were exercised. There were no warrants exercised during the six months ended June 30, 2006. There were no dilutive common share equivalents during the six months ended June 30, 2007 due to the net loss incurred.

Note 5. Comprehensive Income
          Total comprehensive income is presented for the three month and the six month periods ended June 30, 2007, and 2006, respectively (in thousands) as follows:

	Three months ended June 30,
	2007	2006
Comprehensive Income (Loss)

Net income (loss)	$206	$(305)

Gross unrealized holding losses on securities available for sale	(39)	—

Gain realized on sale of securities available for sale	3	—

Net unrealized holding losses on securities available for sale (net of taxes $(15))	(36)	—

Total comprehensive income(loss)	$170	$(305)

	Six months ended June 30,
Comprehensive Income (Loss)	2007	2006

Net income (loss)	$234	$(305)

Gross unrealized holding losses on securities available for sale	(42)	—

Gain realized on sale of securities available for sale	3	—

Unrealized holding losses on securities available for sale (net of taxes $(15))	(39)	—

Total comprehensive income (loss)	$195	$(305)

Note 6. Securities Available for Sale and Investment Securities
A summary of securities available for sale at June 30, 2007 and at December 31, 2006 is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
June 30, 2007	Amortized Cost	Gains	Losses	Value

Government Sponsored Enterprise obligations	$—	—	—	$—
Equity Securities	100	—	—	100

Total available for sale	$100	—	—	$100

		Gross	Gross
		Unrealized	Unrealized	Market
December 31, 2006	Amortized Cost	Gains	Losses	Value

Government Sponsored Enterprise obligations	$9,560	39	—	$9,599
Equity Securities	100	—	—	100

Total available for sale	$9,660	39	—	$9,699

     A summary of held to maturity securities at June 30, 2007 and at December 31, 2006 is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
June 30, 2007	Amortized Cost	Gains	Losses	Value

Obligations of U.S. Treasury	$1,993	5	—	$1,998

Total held to maturity	$1,993	5	—	$1,998

		Gross	Gross
		Unrealized	Unrealized	Market
December 31, 2006	Amortized Cost	Gains	Losses	Value

Obligations of U.S. Treasury	$1,993	9	—	$2,002

Total held to maturity	$1,993	9	—	$2,002

Note 7. Loans.
The components of the loan portfolio at June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
Real estate	$95,340	$50,787
Commercial	23,964	14,678
Credit lines	19,294	13,519
Consumer	2,488	1,654

	$141,086	$80,638

The Bank grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the collateral. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Management believes that the allowance for loan losses is maintained at a level adequate to provide for losses inherent in the loan portfolio.

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended June 30,
	2007	2006

Balance at beginning of period	$1,255	$0
Provision charged to expense	239	197
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$1,494	$197

	Six months ended June 30,
	2007	2006

Balance at beginning of period	$866	$0
Provision charged to expense	628	197
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$1,494	$197

There were no impaired loans at June 30, 2007 or at December 31, 2006. As of June 30, 2007 and December 31, 2006, the Bank also had no non-accrual loans or non-performing loans.
Note 8. Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2007, the Company had $805 thousand of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

Note 9. Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Although it is not expected to have a material impact on the financial statements, the Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period. Although it is not expected to have a material impact on the financial statements, the Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its financial statements. The Bank did not elect early adoption of SFAS No. 159.
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the six months ended June 30, 2007. Corporate tax returns for the 2006 year remain open to examination by taxing authorities.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have an impact on our consolidated financial position or results of operations.
In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

Note 10. Subsequent Event
On July 31, 2007, the Company became the bank holding company of the Bank pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held July 19, 2007.
Pursuant to the plan of acquisition, the holding company reorganization has been affected through a contribution of all of the outstanding shares of Bank’s class of common stock to the Company in a one-to-one exchange for shares of the Company’s class of common stock. Upon consummation of the reorganization, the Bank became the wholly-owned subsidiary of the Company and all of the former shareholders of the Bank became shareholders of the Company. The Company did not engage in any operations, other than organizational activities, or issue any shares of its class of common stock prior to consummation of the holding company reorganization. As a result, these financial statements include the effect of the holding company reorganization and represent consolidated financial statements.

ITEM 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
You should read this section of the consolidated unaudited interim financial statements in conjunction with the audited financial statements for the year ended December 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Bank’s registration statement on Form 10, filed with the Federal Deposit Insurance Corporation on April 30, 2007. Such information filed by the Bank with the FDIC is available for inspection at the offices of the FDIC’s Accounting and Securities Disclosure Section located at Room F-6043, 550 17th Street, N.W., Washington, DC 20429. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted for the effect of the 2007 stock distribution.
Statements Regarding Forward Looking Information
          The information disclosed in this document includes various forward-looking statements with respect to credit quality, corporate objectives, and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. We caution that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.
          In addition to the factors we disclose elsewhere in this document, the following factors, among others, could cause our actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in our markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; customer acceptance of our products and services; credit risks of lending activities; changes in the conditions of the capital markets in general and in the capital markets for financial institutions; and the extent and timing of legislative and regulatory actions and reforms; and other risks and uncertainties detailed from time to time in our regulatory filings.
          The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause our actual results to be materially different than those described in forward-looking statements. Any statements we make that are not historical facts should be considered to be forward-looking statements. You should not place undue reliance on any forward-looking statements, which only reflect management’s analysis as of the date of this quarterly report. We undertake no obligation to update forward-looking statements or to make any public announcement when we consider forward-looking statements in this quarterly report to no longer be accurate, whether as a result of new information of future events, except as may be required by applicable law or regulation.

Critical Accounting Policies, Judgments and Estimates
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period indicated. Actual results could differ significantly from those estimates. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of the consolidated financial statements.
     Allowance for Loan Losses
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition. Management believes that the allowance for loan losses is maintained at an adequate level to provide for losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.
     Deferred Income Taxes
We recognize deferred tax assets and liabilities for future tax effects of temporary differences. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all of part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable amount.

Results of Operations
Three Months Ended June 30, 2007 and 2006 and Six Months Ended June 30, 2007 and 2006
          Upon receipt of regulatory approvals, the Bank commenced normal operations during the second quarter of 2006. Accordingly, the primary reason for the material changes in our results of operations for the three months ended and the six months ended June 30, 2007, compared to the three months ended and the six months ended June 30, 2006, is the commencement of normal operations.
          Results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense in interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses, and other operating expenses.
Net Income
               Net income for the second quarter of 2007 was $206 thousand compared to net loss of $305 thousand for the second quarter of 2006. The net income for the second quarter of 2007 included a $239 thousand provision for loan losses as well as an $80 thousand provision for income taxes. The expense recorded for the allowance is reflective of the increase in total loans during the quarter ended June 30, 2007. The provision for income taxes is reflective of the profitability sustained during the second quarter of 2007.
               Net income for the six months ended June 30, 2007 was $234 thousand compared to net loss of $305 thousand for the six months ended June 30, 2007. The net income for the first half of 2007 included a $628 thousand provision for loan losses as well as a $107 thousand provision for income taxes. The expense recorded for the allowance is reflective of the increase in total loans during the six months ended June 30, 2007. The provision for income taxes is reflective of the profitability sustained during the first half of 2007.
               On a per share basis, basic and diluted earnings per share were $0.08 for the second quarter of 2007 as compared to basic and diluted loss per share of $0.13 for the second quarter of 2006. Basic and diluted earnings per share were $0.10 for the six months ended June 30, 2007 as compared to basic and diluted loss per share of $0.13 for the six months ended June 30, 2007. All per share data has been restated to reflect the ten percent stock distribution paid to shareholders during January, 2007.
Net Interest Income
          Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate earned or paid on them. During the second quarter 2007, net interest income reached $1.5 million from $551 thousand during the second quarter 2006 due to the Company’s continued growth.
          During the six months ended June 30, 2007, net interest income reached $2.8 million compared to $1.0 million in 2006, due to the Company’s continued growth. This increase reflects the effect of six months of operations during 2007 as compared to the initial 50 days of operations after opening for business on May 10, 2006.

Provision for Loan and Lease Losses
               The provision for loan losses was $239 thousand for the three months ended June 30, 2007 as compared to $197 thousand for the three months ended June 30, 2006. During the six months ended June 30, 2007, the provision for loan losses was $628 thousand as compared to $197 thousand during the six months ended June 30, 2007. For both the three month and six month periods, the increased provision is directly related to the growth and composition of the loan portfolio.
Non-interest Income
               Non-interest income, which was primarily attributable to service fees, reached $41 thousand during the three months ended June 30, 2007 and reached $60 thousand during the six months ended June 30. 2007. There was no non-interest income recorded during the three month period or the six month period ended June 30, 2006.
Non-interest Expense
               Non-interest expense increased from $659 thousand in the second quarter of 2006 to $1.0 million in the second quarter of 2007, an increase of $345 thousand. Non-interest expense also increased from $1.1 million during the first half of 2006 to $1.9 million during the first half of 2007. The increase during both the three month period and the six month period is reflective of salary and benefit costs increasing and occupancy costs increasing. Salary and benefit costs and occupancy costs increased as a result of normal operations during 2007 compared to the initial operational period during 2006 as well as the effect of staffing and occupancy costs related to two additional branches which opened near the end of the second quarter of 2007.
Income Tax Expense
          The income tax provision reached $80 thousand for the quarter ended June 30, 2007 and reached $107 thousand for the six months ended June 30, 2007. The tax provision is a direct result of the increase in taxable income during 2007. Due to the net loss during both the three month period and the six month period ended June 30, 2006, no income tax provision was recorded for the respective periods ended June 30, 2007.
           FINANCIAL CONDITION
               Total consolidated assets increased $46.1 million, or 43.5%, from $106.0 million at December 31, 2006, to $152.1 million at June 30, 2007. Total deposits increased from $61.9 million on December 31, 2006 to $100.7 million on June 30, 2007, an increase of $38.8 million, or 62.7%. Total loans increased from $80.6 million at December 31, 2006 to $141.1 million at June 30, 2007, an increase of 75.0%.

Loans
Our loan portfolio is the primary component of our assets. Total loans increased by more than 75% since year end and reached $141.1 million at June 30, 2007. At December 31, 2006, our total loans, excluding net deferred fees and costs, were approximately $80 million, all of which were originated during 2006. This growth in the loan portfolio was primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have similar opportunities for loan growth within the Bergen and Hudson County markets of northern New Jersey, due to the mergers and acquisitions, our trade area is now primarily served by large institutions, frequently headquartered out of state. We believe that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that we intend to provide.
Our loan portfolio consists of commercial loans, real estate loans, and consumer loans. Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being owned or being purchased.
Our loans are primarily to businesses and individuals located in Bergen and Hudson Counties, New Jersey. We have not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Further, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers.
For more information on the loan portfolio, see Note 7 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q.
Loan Quality
As mentioned above, our principal assets are our loans. Inherent in the lending function is the risk of the borrower’s inability to repay a loan, either under its existing terms or at all. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.
Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.
We attempt to minimize overall credit risk through loan diversification and our loan approval procedures. Due diligence begins at the time we begin to discuss the origination of a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic audit and review.

At June 30, 2007 and December 31, 2006, we had no non-performing assets and no information about possible credit problems of borrowers which would cause us to have serious doubts as to the ultimate ability to collect their loans. While we do attempt to minimize credit risk, these conditions are partially attributable to our limited operating history.
As of June 30, 2007 and December 31, 2006, there were no concentrations of loans exceeding 10% of the Company’s total loans and the Company had no foreign loans. The Company’s loans are primarily to businesses and individuals located in Bergen and Hudson Counties, New Jersey.
Investment Securities
Securities held to maturity remained level at approximately $1.9 million at December 31, 2006 and June 30, 2007, while securities held in the available for sale (“AFS”) category experienced a decrease of $9.5 million. This decrease in the AFS category represents the sale of securities to fund loan growth during the period.
Deposits
Deposits are our primary source of funds. Total deposits increased from $61.9 million on December 31, 2006 to $100.7 million on June 30, 2007, an increase of $38.8 million, or 62.7%. This deposit growth continues to be accomplished primarily through the combined effect of referrals from the members of the board of directors, shareholders and management, as well as selective marketing by our management and staff.
Borrowings and Federal Funds Purchased
Federal Funds Purchased increased to $7.1 million at June 30, 2007. This increase is attributed to increased borrowings under our overnight line of credit facilities with our correspondent banks to fund loan growth. The Company was not borrowing at December 31, 2006.
Liquidity
Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We also have the ability to use overnight lines of credit with our correspondent banks.
Our total deposits equaled $100.7 million at June 30, 2007 as compared to $61.9 million at December 31, 2006.
Through the investment portfolio, we have generally sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while still maintaining liquidity. Through our investment portfolio, we also attempt to manage our maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and liquidity needs. During the second quarter of 2007, we sold most of our available for sale portfolio in order to support loan demand.
Although we were a net seller of federal funds during 2006, we were a purchaser of federal funds for the June 30, 2007 period. We utilized $7.1 million of the $22 million available to us in credit facilities with First Tennessee Bank and Atlantic Central Bankers Bank. As of June 30, 2007, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.
Capital Resources
A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined our capital into the following components: Tier 1 Capital, which includes tangible shareholders’ equity for common stock and qualifying preferred stock, and Tier 2 Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier 1 Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require certain capital as a percent of our assets and certain off-balance sheet items, adjusted for predefined credit risk factors, referred to as “risk-adjusted assets.”
We are required to maintain, at a minimum, Tier 1 Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 Capital, or “Total Capital,” as a percentage of risk-adjusted assets of 8.0%.
In addition to the risk-based guidelines, our regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier 1 Capital as a percentage of tangible assets) of 3.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process.
The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2007, as well as the applicable minimum ratios:

		Minimum
	June 30,	Regulatory
	2007	Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	32.80%	4.0%
Total Capital Ratio	33.93%	8.0%
Leverage Ratio	30.11%	8.0%
In addition to the above, as part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier I Capital to total assets, as defined, throughout the first three years of operation.
The capital levels detailed above reflect the success of our initial stock offering as well as our results of operations. As we employ our capital and continue to grow our operations, we expect that our capital levels will decrease, but that we will remain a “well-capitalized” institution.

ITEM 3. Quantitative and Qualitative Disclosures about Market/Interest Risk
We manage our assets and liabilities with the objectives of evaluating the interest-rate risk included in certain balance sheet accounts; determining the level of risk appropriate given our business focus, operating environment, capital and liquidity requirements; establishing prudent asset concentration guidelines; and managing risk consistent with guidelines approved by our board of directors. We seek to reduce the vulnerability of our operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or re-pricing dates. Our actions in this regard are taken under the guidance of the asset/liability committee of our board of directors, or “ALCO.” ALCO generally reviews our liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.
One of the monitoring tools used by ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures our interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on assets increasing at a slower rate than the increase in the cost of interest-bearing liabilities, resulting in a decrease in net interest income. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a re-pricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipate, based upon certain assumptions, will re-price or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. Equity securities have been included in “Other Assets” as they are not interest rate sensitive. At June 30, 2007, we were within the target gap range established by ALCO.
Cumulative Rate Sensitive Balance Sheet
June 30, 2007
(in thousands)

	0 - 3	0 - 6	0 - 1	0 - 5
	Months	Months	Year	Years	5 + Years	All Others	TOTAL

Securities, excluding equity securities	$—	$—	$1,993	$1,993	$—	$—	$1,993

Loans :
Commercial	17,362	17,387	17,987	22,270	1,694	—	23,964
Real Estate	24,514	24,742	25,757	60,864	5,242	29,234	95,340
Credit Lines	17,961	18,894	19,294	19,294	—	—	19,294
Consumer	220	220	305	858	238	1,392	2,488

Federal Funds Sold	—	—	—	—	—	—	—
Other Assets	—	—	—	—	—	9,059	9,059

TOTAL ASSETS	$60,057	$61,243	$65,336	$105,279	$7,174	$39,685	$152,138

Transaction / Demand Accounts	11,124	11,124	11,124	11,124	—	—	11,124
Money Market	33,880	33,880	33,880	33,880	—	—	33,880
Savings	2,668	2,668	2,668	2,668	—	—	2,668
Time Deposits	6,415	8,870	34,867	34,988	—	—	34,988
Fed Funds Purchased	7,127	7,127	7,127	7,127	—	—	7,127
Other Liabilities	—	—	—	—	—	18,047	18,047
Equity	—	—	—	—	—	44,304	44,304

TOTAL LIABILITIES AND EQUITY	$61,214	$63,669	$89,666	$89,787	$—	$62,351	$152,138

Dollar Gap	(1,157)	(2,462)	(24,330)	15,492	—
Gap / Total Assets	(0.76%)	(1.59%)	(15.99%)	10.18%
Target Gap Range	+/- 35.00	+/- 30.00	+/- 25.00	+/- 25.00
RSA / RSL	98.11%	96.19%	72.87%	117.25%
(Rate Sensitive Assets to Rate Sensitive Liabilities)

ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A.Risk Factors
There have been no material changes from risk factors as previously disclosed in the Bank’s registration statement on Form 10, filed with the Federal Deposit Insurance Corporation on April 30, 2007 and the Company’s registration statement on Form S-4 (File No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007 and Amendment No. 2 on Form S-4/A, filed on May 15, 2007. We will file our first annual report on Form 10-K for the fiscal year ending December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 30.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: August 14, 2007	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
President and Chief Executive Officer

	By:	/s/ Michael Lesler
Michael Lesler
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications