Form 10-Q
period 2007-09-30
Bancorp of New Jersey, Inc.
filed 2007-11-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 000-52749
BANCORP OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-8444387

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1365 Palisade Ave, Fort Lee, New Jersey	07024

(Address of principal executive offices)	(Zip Code)
(201) 944-8600
(Registrant’s telephone number, including area code)
204 Main Street, Fort Lee, New Jersey 07024
(Registrant’s former address)
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
As of November 2, 2007 there were 2,458,864 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$3,049	$284
Interest bearing deposits	623	1,569
Federal funds sold	—	6,986

Total cash and cash equivalents	3,672	8,839

Securities available for sale	100	9,699
Securities held to maturity, (estimated fair value of $2,008 in 2007 and $2,002 in 2006)	1,996	1,993
Loans receivable	167,519	80,638
Deferred loan fees and unamortized costs, net	97	47
Less: allowance for loan losses	(1,772)	(866)

Net loans	165,844	79,819
Premises and equipment, net	7,994	4,612
Accrued interest receivable	911	439
Other assets	1,228	646

TOTAL ASSETS	$181,745	$106,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$18,873	$10,244
Savings and interest-bearing transaction accounts	51,453	40,667
Time deposits under $100	4,864	1,189
Time deposits $100 and over	54,889	9,767

Total deposits	130,079	61,867
Federal funds purchased	6,000	—
Other liabilities	664	1,141

TOTAL LIABILITIES	136,743	63,008

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 2,458,535 shares at September 30, 2007; $10 par value, authorized 5,000,000 shares; issued and outstanding 2,399,838 shares at December 31, 2006	44,989	23,998
Additional Paid in Capital	—	19,667
Retained earnings (accumulated deficit)	13	(665)
Accumulated other comprehensive income	—	39

TOTAL STOCKHOLDERS’ EQUITY	45,002	43,039

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,745	$106,047

See accompanying notes to consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$2,839	$634
Securities	25	111
Federal funds sold	22	341

TOTAL INTEREST INCOME	2,886	1,086

INTEREST EXPENSE
Savings and money markets	493	135
Time deposits	606	14
Short term borrowings	143	—

TOTAL INTEREST EXPENSE	1,242	149

NET INTEREST INCOME	1,644	937
Provision for loan losses	278	367

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,366	570
NONINTEREST INCOME — principally fees and service charges	46	5
NONINTEREST EXPENSE
Salaries and employee benefits	645	406
Occupancy and equipment expense	224	121
Other expenses	243	145

TOTAL NONINTEREST EXPENSE	1,112	672

Income (loss) before provision for income taxes	300	(97)
Income tax benefit	(144)	—

NET INCOME (LOSS)	$444	$(97)

PER SHARE OF COMMON STOCK
Basic earnings (loss)	$0.18	$(0.04)

Diluted earnings (loss)	$0.18	$(0.04)

Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007.
See accompanying notes to consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest on escrow funds	$—	$624
Loans, including fees	6,916	718
Securities	240	114
Federal funds sold	86	709

TOTAL INTEREST INCOME	7,242	2,165

INTEREST EXPENSE
Savings and money markets	1,409	153
Time deposits	1,116	15
Short term borrowings	261	43

TOTAL INTEREST EXPENSE	2,786	211

NET INTEREST INCOME	4,456	1,954
Provision for loan losses	906	564

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,550	1,390
NONINTEREST INCOME — principally fees and service charges	106	6
NONINTEREST EXPENSE
Salaries and employee benefits	1,676	693
Occupancy and equipment expense	546	193
Other expenses	793	913

TOTAL NONINTEREST EXPENSE	3,015	1,799

Income (loss) before provision for income taxes	641	(403)
Income tax benefit	(37)	—

NET INCOME (LOSS)	$678	$(403)

PER SHARE OF COMMON STOCK
Basic earnings(loss)	$0.28	$(0.17)

Diluted earnings(loss)	$0.28	$(0.17)

Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007.
See accompanying notes to consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$678	$(403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109	31
Provision for loan losses	906	564
Recognition of stock option expense	58	—
Changes in operating assets and liabilities:
(Increase)decrease in accrued interest receivable	(472)	334
(Decrease)increase in other assets	(582)	(218)
(Decrease)increase in other liabilities	(477)	33

NET CASH PROVIDED BY OPERATING ACTIVITIES	220	341

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	—	(10,551)
Sales of securities available for sale	9,557	—
Net increase in loans	(86,931)	(49,612)
Purchases of premises and equipment	(3,491)	(3,994)

NET CASH USED IN INVESTING ACTIVITIES	(80,865)	(64,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	68,212	38,192
Proceeds from issuance of common stock	500	42,736
Increase in federal funds purchased	6,000	—
Exercise of stock options and warrants	766	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,478	80,928

Net (decrease) increase in cash and cash equivalents	(5,167)	17,112
Cash and cash equivalents, beginning of year	8,839	12

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,672	$17,124

Cash paid during the period for:

Interest	$2,423	$204

Income taxes	$679	$—

See accompanying consolidated notes to financial statements

BANCORP OF NEW JERSEY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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

The holding company reorganization is accounted for as a reorganization under common control and the assets, liabilities, and shareholders’ equity of the Bank immediately prior to the holding company reorganization have been carried forward on the Company’s consolidated financials statements at the amounts carried on the Bank’s books at the effective date of the holding company reorganization. The consolidated capitalization, assets, liabilities, results of operations and other financial data of the Company immediately following the reorganization were substantially the same as those of the Bank immediately prior to the holding company reorganization. Accordingly, these consolidated financial statements of the Company include the Bank’s historical recorded values.

The Company’s class of common stock has no par value and the Bank’s class of common stock has par value of $10 per share. As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements have been reclassified into the Company’s consolidated financial statements.

These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the quarter and nine months presented do not necessarily indicate the results that the Company will achieve for the 2007 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Bank’s registration statement on Form 10, filed with the Federal Deposit Insurance Corporation on April 30, 2007.

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

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2007 presentation.

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
Note 2. Stockholders’ Equity and related transactions
A 10% stock distribution was made during January, 2007 (the “2007 stock distribution”). Earnings per share and all share data have been restated to reflect the effect of the 2007 stock distribution

On September 7, 2007, the Company issued and sold an aggregate of 21,739 shares of its class of common stock, no par value per share, for a per share sale price of $23.00, and an aggregate sale price of $499,997, in cash. The purchasers consisted of one of the directors of the Company and certain of his family members. The purchasers acquired the shares for investment purposes only and not with a view to or for sale in connection with any distribution of shares. The purchase price was equal to the fair market value of the common stock at the time of the sale, as determined by the board of directors of the Company, based upon the most recent trading information available to the Company and other information.
Note 3. Benefit Plans and Stock-Based Compensation
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Option Plan”), which was assumed by the Company in connection with the holding company reorganization effective July 31, 2007. (See Note 11 for additional information regarding the holding company reorganization.) The 2006 Option Plan allows employees of the Company to purchase up to 119,992 shares of the Company’s common stock. The option price per share is the market value of the common stock underlying the option on the date of grant. The number of shares available under the 2006 Option Plan, as well as the option price and number of shares underlying options outstanding on the date of the 2007 stock distribution have been equitably adjusted to account for the 2007 stock distribution. During 2006, incentive stock options to purchase 62,150 shares were issued to employees. The Company has no option awards with market or performance conditions attached to them.

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

Share based compensation expense was $18,000 and $58,000 for the three months and nine months ended September 30, 2007, respectively, compared to no share based compensation for the same periods in 2006. No stock options were granted during the first nine months of 2007 or 2006.

At a special meeting of stockholders of the Bank held on July 19, 2007, the stockholders of the Bank adopted the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”). The 2007 Director Plan was assumed by the Company in connection with the holding company reorganization effective July 31, 2007. (See Note 11 for additional information regarding the holding company reorganization.) The 2007 Director Plan provides for 240,000 options to purchase shares of common stock to non-employee directors. At September 30, 2007, there have been no grants to non-employee directors under the 2007 Director Plan.

Option activity under the Company’s stock option plans for the nine months ended September 30, 2007 is as follows:

		Exercise
		price
	Number of	per
	shares	share
Outstanding, January 1, 2007	62,150	$18.18
Granted	—	—
Exercised	(11,000)	18.18
Forfeited	—	—

Outstanding, end of quarter	51,150	$18.18

Options exercisable at September 30, 2007	11,000	$18.18

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
All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 stock distribution. The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended
	September 30,
(In thousands except per share data)	2007	2006

Net income (loss) applicable to common stock	$444	$(97)
Weighted average number of common shares outstanding — basic	2,425	2,400

Basic earnings(loss) per share	$0.18	$(0.04)

Net income (loss) applicable to common stock	$444	$(97)
Weighted average number of common shares and common share equivalents - diluted	2,456	2,400

Diluted earnings(loss) per share	$0.18	$(0.04)

          Options to purchase 51,150 shares of common stock at a weighted average price of $18.18 and 453,351 warrants to purchase shares of common stock at a weighted average price of $21.82 per share were outstanding and were included in the computation of diluted earnings per share for the third quarter of 2007. During the three months ended September 30, 2007, 23,231 warrants were exercised, which added approximately $507 thousand to stockholders equity. There were no warrants exercised during the three months ended September 30, 2006. There were no dilutive common share equivalents during the third quarter of 2006 due to net loss incurred.

          All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 stock distribution. The following schedule shows earnings per share for the nine month periods presented:

	For the Nine Months Ended
	September 30,
(In thousands except per share data)	2007	2006

Net income (loss) applicable to common stock	$678	$(403)
Weighted average number of common shares outstanding — basic	2,414	2,400

Basic earnings(loss) per share	$0.28	$(0.17)

Net income (loss) applicable to common stock	$678	$(403)
Weighted average number of common shares and common share equivalents — diluted	2,442	2,400

Diluted earnings(loss) per share	$0.28	$(0.17)

          Options to purchase 51,150 shares of common stock at a weighted average price of $18.18 and 453,351 warrants to purchase shares of common stock at a weighted average price of $21.82 per share were outstanding and were included in the computation of diluted earnings for the nine month period ended September 30, 2007. During the nine months ended September 30, 2007, 25,958 warrants were exercised, which added approximately $567 thousand to stockholders equity. There were no warrants exercised during the nine months ended September 30, 2006. There were no dilutive common share equivalents during the nine months ended September 30, 2006 due to the net loss incurred.

Note 5. Comprehensive Income
          Total comprehensive income is presented for the three month and the nine month periods ended September 30, 2007, and 2006, respectively (in thousands) as follows:

	Three months ended September 30,
	2007	2006
Comprehensive Income (Loss)

Net income (loss)	$444	$(97)

Gross unrealized holding losses on securities available for sale	—	—
Gain realized on sale of securities available for sale	—	—

Net unrealized holding losses on securities available for sale	—	—

Total comprehensive income(loss)	$444	$(97)

	Nine months ended September 30,
	2007	2006
Comprehensive Income (Loss)

Net income (loss)	$678	$(403)

Gross unrealized holding losses on securities available for sale	(42)	—
Gain realized on sale of securities available for sale	3	—

Unrealized holding losses on securities available for sale (net of taxes $(15))	(39)	—

Total comprehensive income (loss)	$639	$(403)

Note 6. Securities Available for Sale and Investment Securities
A summary of securities available for sale at September 30, 2007 and at December 31, 2006 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2007	Cost	Gains	Losses	Value

Government Sponsored Enterprise obligations	$—	—	—	$—
Equity Securities	100	—	—	100

Total available for sale	$100	—	—	$100

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Government Sponsored Enterprise obligations	$9,560	39	—	$9,599
Equity Securities	100	—	—	100

Total available for sale	$9,660	39	—	$9,699

A summary of held to maturity securities at September 30, 2007 and at December 31, 2006 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2007	Cost	Gains	Losses	Value

Obligations of U.S. Treasury	$1,996	12	—	$2,008

Total held to maturity	$1,996	12	—	$2,008

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Obligations of U.S. Treasury	$1,993	9	—	$2,002

Total held to maturity	$1,993	9	—	$2,002

Note 7. Loans.
The components of the loan portfolio at September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006
Real estate	$115,602	$50,787
Commercial	24,008	14,678
Credit lines	23,681	13,519
Consumer	4,228	1,654

	$167,519	$80,638

The Bank grants commercial, mortgage and installment loans primarily to New Jersey residents and businesses within its local trading area. Its borrowers’ abilities to repay or otherwise satisfy their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the collateral. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes its lending policies and procedures reasonably account for the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Management believes that the allowance for loan losses is maintained at a level adequate to provide for losses inherent in the loan portfolio.

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended
	September 30,
	2007	2006
Balance at beginning of period	$1,494	$197
Provision charged to expense	278	367
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$1,772	$564

	Nine months ended September 30,
	2007	2006
Balance at beginning of period	$866	$0
Provision charged to expense	906	564
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$1,772	$564

There were no impaired loans at September 30, 2007 or at December 31, 2006. As of September 30, 2007 and December 31, 2006, the Bank also had no non-accrual loans or non-performing loans.
Note 8. Income Taxes
The income tax provision reflected a $144 thousand benefit for the quarter ended September 30, 2007 and a $37 thousand benefit for the nine months ended September 30, 2007. These credits reflect the effect of a $310 thousand adjustment to reverse the deferred tax valuation allowance previously recorded on our net deferred tax asset. Due to our sustained profitability, it is more likely than not that our net deferred tax asset will be realized. Net of the $310 thousand benefit adjustment, the income tax expense for the three months and the nine months ended September 30, 2007 was $166 thousand and $273 thousand, respectively. The Company’s effective tax rate for the nine months ended September 30, 2007 was 42%.

Note 9. Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2007, the Bank had $805 thousand of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.
Note 10. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Although it is not expected to have a material impact on the financial statements, the Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period. Although it is not expected to have a material impact on the financial statements, the Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its financial statements. The Company did not elect early adoption of SFAS No. 159.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. This interpretation did not have an impact on our consolidated financial position or results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.
Note 11. Holding Company Reorganization
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

ITEM 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited financial statements of the Bank for the year ended December 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Bank’s registration statement on Form 10, filed with the Federal Deposit Insurance Corporation on April 30, 2007. Such information filed by the Bank with the FDIC is available for inspection at the offices of the FDIC’s Accounting and Securities Disclosure Section located at Room F-6043, 550 17th Street, N.W., Washington, DC 20429. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted for the effect of the 2007 stock distribution
Statements Regarding Forward Looking Information
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
          In addition to the factors we disclose elsewhere in this document, the following factors, among others, could cause our actual results to differ materially and adversely from such forward-looking statements: [pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in our markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; customer acceptance of our products and services; credit risks of lending activities; changes in the conditions of the capital markets in general and in the capital markets for financial institutions; and the extent and timing of legislative and regulatory actions and reforms;] and other risks and uncertainties detailed from time to time in our regulatory filings.
          The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause our actual results to be materially different than those described in forward-looking statements. Any statements made that are not historical facts should be considered to be forward-looking statements. You should not place undue reliance on any forward-looking statements, which only reflect management’s analysis as of the date of this quarterly report. We undertake no obligation to update forward-looking statements or to make any public announcement when we consider forward-looking statements in this quarterly report to no longer be accurate, whether as a result of new information of future events, except as may be required by applicable law or regulation.

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

Results of Operations
Three Months Ended September 30, 2007 and 2006 and
Nine Months Ended September 30, 2007 and 2006
          Upon receipt of regulatory approvals, the Bank commenced normal operations during the second quarter of 2006 and, during 2007, opened three additional branches. Accordingly, the primary reason for the material changes in our results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, is the impact of the new branches during 2007. The material changes for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, is the combined effect of commencement of normal operations during 2006 as well as the impact of the three additional branches during 2007.
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
Net Income
          Net income for the third quarter of 2007 was $444 thousand compared to net loss of $97 thousand for the third quarter of 2006. The net income for the third quarter of 2007 included a $278 thousand provision for loan losses as well as a $310 thousand adjustment to reverse the deferred tax valuation allowance previously recorded on our net deferred tax asset. The $310 thousand reversal of the deferred tax valuation allowance plus the income tax provision of $166 thousand resulted in an income tax benefit of $144 thousand during the quarter. The expense recorded for the loan loss provision is reflective of the increase in total loans during the quarter ended September 30, 2007. The reversal of the deferred tax valuation allowance is reflective of our sustained profitability as well as other data which supports the expected realization of the deferred tax asset.
          Net income for the nine months ended September 30, 2007 was $678 thousand compared to net loss of $403 thousand for the nine months ended September 30, 2007. The net income for the first nine months of 2007 included a $906 thousand provision for loan losses as well as the previously mentioned $310 thousand reversal of the deferred tax valuation allowance. The expense recorded for the loan loss provision is reflective of the increase in total loans during the nine months ended September 30, 2007.
          On a per share basis, basic and diluted earnings per share were $0.18 for the third quarter of 2007 as compared to basic and diluted loss per share of $0.04 for the third quarter of 2006. Basic and diluted earnings per share were $0.28 for the nine months ended September 30, 2007 as compared to basic and diluted loss per share of $0.17 for the nine months ended September 30, 2006. All per share data has been restated to reflect the ten percent stock distribution paid to shareholders during January, 2007.

Net Interest Income
          Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate earned or paid on them. During the third quarter 2007, net interest income reached $1.6 million from $937 thousand during the third quarter 2006, primarily due to the Company’s continued growth.
          During the nine months ended September 30, 2007, net interest income reached $4.4 million compared to $2.0 million in 2006, primarily due to the Company’s continued growth. This increase reflects the effect of nine months of operations during 2007 as compared to the initial 140 days of operations after opening for business on May 10, 2006.
Provision for Loan Losses
          The provision for loan losses was $278 thousand for the three months ended September 30, 2007 as compared to $367 thousand for the three months ended September 30, 2006. During the nine months ended September 30, 2007, the provision for loan losses was $906 thousand as compared to $564 thousand during the nine months ended September 30, 2007. The increases in the provision during the three and nine month periods are reflective of the increased growth and composition of the loan portfolio. The quarterly and nine month provision amounts are directly related to the production and closing of loans during those period.
Non-interest Income
          Non-interest income, primarily service fees, reached $46 thousand during the three months ended September 30, 2007 and reached $106 thousand during the nine months ended September 30. 2007, compared to $5 thousand and $6 thousand, respectively, for the three and nine month periods ended September 30, 2006. As these fees are related, primarily, to deposits accounts, the increase between periods is reflective of the deposit growth and related customer activity.

Non-interest Expense
          Non-interest expense increased from $672 thousand in the third quarter of 2006 to $1.1 million in the third quarter of 2007, an increase of $440 thousand. Non-interest expense also increased from $1.8 million during the five months of operations through September 30, 2006 to $3.0 million during the first nine months of 2007. The increase during both the three month period and the nine month period is reflective of salary and benefit costs increasing and occupancy costs increasing. Salary and benefit costs and occupancy costs increased as a result of normal operations during 2007 compared to the initial operational period during 2006 as well as the effect of staffing and occupancy costs related to three additional branches which opened during the second and third quarters of 2007.
Income Tax Expense
          The income tax provision reflected a $144 thousand benefit for the quarter ended September 30, 2007 and a $37 thousand benefit for the nine months ended September 30, 2007. These credits reflect the effect of a $310 thousand adjustment to reverse the deferred tax valuation allowance previously recorded on our net deferred tax asset. Due to our sustained profitability, it is more likely than not that our net deferred tax asset will be realized. Net of the $310 thousand benefit adjustment, the income tax expense for the three months and the nine months ended September 30, 2007 was $166 thousand and $273 thousand, respectively. The Company’s effective tax rate for the nine months ended September 30, 2007 was 42%. Due to the net loss during both the three month period and the nine month period ended September 30, 2006, no income tax provision was recorded for the respective periods.

FINANCIAL CONDITION
          Total consolidated assets increased $75.7 million, or 71.4%, from $106.0 million at December 31, 2006, to $181.7 million at September 30, 2007. Total deposits increased from $61.9 million on December 31, 2006 to $130.1 million on September 30, 2007, an increase of $68.2 million, or 110.3%. Total loans increased from $80.6 million at December 31, 2006 to $167.5 million at September 30, 2007, an increase of 107.7%.
Loans
Our loan portfolio is the primary component of our assets. Total loans increased by 107.7% since year end to reach $167.5 million at September 30, 2007. At December 31, 2006, our total loans, excluding net deferred fees and costs, were approximately $80 million, all of which were originated during 2006. This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have similar opportunities for loan growth within the Bergen and Hudson County markets of northern New Jersey, due in part, to consolidation of banking institutions within our markets. We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.
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
Our loans are primarily to businesses and individuals located in Bergen and Hudson Counties, New Jersey. We have not made loans to borrowers outside of the United States. We have not made any sub-prime loans. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Further, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers.
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

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.
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
At September 30, 2007 and December 31, 2006, we had no non-performing assets and no information about possible credit problems of borrowers which would cause us to have serious doubts as to the ultimate ability to collect their loans. While we do attempt to minimize credit risk, these conditions are partially attributable to our limited operating history.
As of September 30, 2007 and December 31, 2006, there were no concentrations of loans exceeding 10% of the Company’s total loans and the Company had no foreign loans. Furthermore, our loan portfolio does not contain any sub-prime loans. The Company’s loans are primarily to businesses and individuals located in Bergen and Hudson Counties, New Jersey.
Investment Securities
Securities held to maturity remained level at approximately $1.9 million at December 31, 2006 and September 30, 2007, while securities held in the available for sale (“AFS”) category experienced a decrease of $9.5 million. This decrease in the AFS category represented the sale of securities to fund loan growth during the period.
Deposits
Deposits are currently our primary source of funds. Total deposits increased from $61.9 million on December 31, 2006 to $130.0 million on September 30, 2007, an increase of $68.1 million, or 110.3%. This deposit growth continues to be accomplished primarily through the combined effect of referrals from the members of the board of directors, shareholders and management, as well as selective marketing by our management and staff.
Borrowings and Federal Funds Purchased
Federal Funds Purchased increased to $6.0 million at September 30, 2007. This increase is attributed to increased borrowings under our overnight line of credit facilities with our correspondent banks to fund loan growth. The Company had no borrowings at December 31, 2006.

Liquidity
Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We also have the ability to use overnight lines of credit with our correspondent banks.
Our total deposits equaled $130.0 million at September 30, 2007 as compared to $61.9 million at December 31, 2006.
Through the investment portfolio, we will seek to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while still maintaining liquidity. Through our investment portfolio, we also attempt to manage our maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and liquidity needs. During the second quarter of 2007, we sold most of our available for sale portfolio in order to support loan demand. Due to the loan demand experienced, we are not in a position to be investing.
Although we were a net seller of federal funds during 2006, we were a purchaser of federal funds for the September 30, 2007 period. We utilized $6.0 million of the $22 million available to us in credit facilities with First Tennessee Bank and Atlantic Central Bankers Bank. As of September 30, 2007, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.
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
The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2007, as well as the applicable minimum ratios:

		Minimum
	September 30,	Regulatory
	2007	Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	28.59%	4.0%
Total Capital Ratio	29.71%	8.0%
Leverage Ratio	25.94%	8.0%
In addition to the above, as part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier 1 Capital to total assets, as defined, throughout the first three years of operation.
The capital levels detailed above reflect the success of our initial stock offering as well as our results of operations. As we employ our capital and continue to grow our operations, we expect that our capital levels will decrease, but that we will remain a “well-capitalized” institution.

ITEM 3. Quantitative and Qualitative Disclosures about Market/Interest Risk
We manage our assets and liabilities based on our evaluation of the interest-rate risk included in certain balance sheet accounts; to maintain an appropriate level of risk given our business focus, operating environment, capital and liquidity requirements; in accordance with our established asset concentration guidelines; and to manage risk consistent with guidelines approved by our board of directors. We seek to reduce the vulnerability of our operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or re-pricing dates. Our actions in this regard are taken under the guidance of the asset/liability committee of our board of directors, or “ALCO.” ALCO generally reviews our liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.
One of the monitoring tools used by ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive which measures our interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on assets increasing at a slower rate than the increase in the cost of interest-bearing liabilities, resulting in a decrease in net interest income. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a re-pricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipate, based upon certain assumptions, will re-price or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. Equity securities have been included in “Other Assets” as they are not interest rate sensitive. At September 30, 2007, we were within the target gap range established by ALCO.
Cumulative Rate Sensitive Balance Sheet
September 30, 2007
(in thousands)

	0 – 3	0 – 6	0 – 1	0 – 5	5 – 15
	Months	Months	Year	Years	Years	All Others	TOTAL
Securities, excluding equity securities	$—	$—	$1,996	$1,996	$—	$—	$1,996

Loans :
Commercial	15,246	17,245	17,572	22,211	1,819	—	24,030
Real Estate	29,321	29,321	30,336	74,513	5,369	35,778	115,660
Credit Lines	20,874	23,601	23,601	23,601	—	—	23,601
Consumer	620	639	917	2,100	563	1,565	4,228

Federal Funds Sold	—	—	—	—	—	—	—
Other Assets	—	—	—	—	—	12,230	12,230

TOTAL ASSETS	$66,061	$70,806	$74,422	$124,421	$7,751	$49,573	$181,745

Transaction / Demand Accounts	$8,110	$8,110	$8,110	$8,110	—	—	$8,110
Money Market	40,481	40,481	40,481	40,481	—	—	40,481
Savings	2,862	2,862	2,862	2,862	—	—	2,862
Time Deposits	15,192	26,768	58,645	59,752	—	—	59,752
Fed Funds Purchased	6,000	6,000	6,000	6,000	—	—	6,000
Other Liabilities	—	—	—	—	—	19,538	19,538
Equity	—	—	—	—	—	45,002	45,002

TOTAL LIABILITIES AND EQUITY	$72,645	$84,221	$116,098	$117,205	$—	$64,540	$181,745

Dollar Gap	(6,584)	(13,415)	(41,676)	7,216	—
Gap / Total Assets	(3.62%)	(7.38%)	(22.93%)	3.97%
Target Gap Range	+/- 35.00	+/- 30.00	+/- 25.00	+/- 25.00
RSA / RSL	90.94%	84.07%	64.10%	106.16%
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 7, 2007, the Company issued and sold an aggregate of 21,739 shares of its class of common stock, no par value per share, for a per share sale price of $23.00, and an aggregate sale price of $499,997, in cash. The shares were sold in a private transaction, in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and constitute less than one percent of the outstanding shares of the Company’s class of common stock. The purchasers consisted of one of the directors of the Company and certain of his family members. The purchasers acquired the shares for investment purposes only and not with a view to or for sale in connection with any distribution of shares. The purchase price was equal to the fair market value of the common stock at the time of the sale, as determined by the board of directors of the Company, based upon the most recent trading information available to the Company and other information. There were no underwriters or placement agents employed in connection with the transactions described in this Item 2.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Securities Holders
On July 19, 2007, a Special Meeting of Stockholders of Bank of New Jersey was held. The following items were submitted and voted upon, with the number of votes cast for and against, abstentions and broker non-votes as specified.
1.	A proposal to adopt a Plan of Acquisition, pursuant to which the Bank would adopt a bank holding company structure, the Bank would become a wholly-owned subsidiary of the Company, and the shareholders of the Bank would become shareholders of the Company through a one-to-one exchange of their Bank common stock for shares of Company common stock.

For	Against	Abstain	Broker Non-Votes
1,805,975	4,675	3,410	none
2.	A proposal to approve the number of authorized shares of the Company as set forth in the Company’s certificate of incorporation (i.e., 20,000,000 shares of common stock, no par value).

For	Against	Abstain	Broker Non-Votes
1,802,125	8,525	3,410	none
3.	A proposal to approve a provision in the Company certificate of incorporation providing for a classified board of directors with one-third of the directors being elected each year.

For	Against	Abstain	Broker Non-Votes
1,803,445	7,205	3,410	none
4.	A proposal to adopt the 2007 Non-Qualified Stock Option Plan for Directors, which provides for options to purchase shares of common stock to be issued to non-employee directors of the Bank.

For	Against	Abstain	Broker Non-Votes
1,783,295	17,930	12,834	none
All matters listed above were approved by the shareholders as required under the by-laws of the Company and the Bank.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 33.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: November 14, 2007	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
President and Chief Executive Officer

	By:	/s/ Michael Lesler
Michael Lesler
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	2007 Non-Qualified Stock Option Plan For Directors*

10.2	Form of Stock Option Agreement under the 2007 Non-Qualified Stock Option Plan For Directors

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007