Form 10-K
period 2007-12-31
Bancorp of New Jersey, Inc.
filed 2008-03-31
CIK 1390312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number : 000-52749
Bancorp of New Jersey, Inc.
(Exact name of Registrant as specified in its charter)

New Jersey	20-8444387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

1365 Palisade Avenue, Fort Lee, NJ	07024
(Address of principal executive offices)	(Zip Code)
201-944-8600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐    NO ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $55,504,911 based on the most recent sale price as reported to the registrant.
The number of shares outstanding of the registrant’s Common Stock, no par value, outstanding as of March 15, 2008 was 4,970,090.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders to be held May 22, 2008, are incorporated by reference in Part III of this annual report on Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements, in addition to historical information. Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The U.S. Private Securities Litigation Reform Act of 1995 provides a safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.
You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
•	Volatility in interest rates and shape of the yield curve;

•	Increased credit risk;

•	Operating, legal and regulatory risk;

•	Economic, political and competitive forces affecting the Corporation’s line of business; and

•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.
Bancorp of New Jersey, Inc., referred to as “we” or the “Company,” cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and we assume no duty to update forward-looking statements, except as may be required by applicable law or regulation. We caution readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and they advise readers that various factors, including those described above, could affect our financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
ITEM 1. BUSINESS
General
The Company is a one-bank holding company incorporated under the laws of the State of New Jersey in November, 2006 to serve as a holding company for Bank of New Jersey, referred to as the “Bank.” (Unless the context otherwise requires, all references to the “Company” in this Annual Report shall be deemed to refer also to the Bank). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. On July 31, 2007, the Company became the bank holding company of the Bank pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the stockholders of the Bank at a special meeting held July 19, 2007.
Pursuant to the plan of acquisition, the holding company reorganization was affected through a contribution of all of the outstanding shares of Bank’s class of common stock to the Company in a one-to-one exchange for shares of the Company’s class of common stock. Upon consummation of the reorganization, the Bank became the wholly-owned subsidiary of the Company and all of the former shareholders of the Bank became shareholders of the Company. The Company did not engage in any operations, other than organizational activities, or issue any shares of its class of common stock prior to consummation of the holding company reorganization. As a result, the financial statements included in Part II, Item 8 of this annual report include the effect of the holding company reorganization and represent consolidated financial statements. The only significant activities of the Company are the ownership and supervision of the Bank.

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006. The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its three branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, and 458 West Street, Fort Lee, New Jersey. All branch locations are in Bergen County, New Jersey.
The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, referred to as the “FRB.” The Bank is supervised and regulated by the Federal Deposit Insurance Corporation, “FDIC,” and the New Jersey Department of Banking and Insurance, referred to as the “Department.” The Bank’s deposits are insured by the FDIC up to applicable limits. The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the Department. The principal executive offices of the Bank are located at 1365 Palisade Avenue, Fort Lee, NJ, 07024 and the telephone number is (201) 944-8600.
Business of the Company
The Company’s primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. Our goal is to establish and retain customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals, and individuals in the local market. As a locally owned and operated community bank, the Bank seeks to provide superior customer service that is highly personalized, efficient, and responsive to local needs. To better serve our customers and expand our market reach, we provide for the delivery of certain of our financial products and services to local customers and to a broader market through the use of mail, telephone, and internet banking. The Bank strives to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
The specific objectives of the Bank are:
•	To provide local businesses, professionals, and individuals with banking services responsive to and determined by the local market;
•	Direct access to Bank management by members of the community, whether during or after business hours;
•	To attract deposits and loans by competitive pricing; and
•	To provide a reasonable return to shareholders on capital invested.
Market Area
The principal market for deposit gathering and lending activities lies within Bergen County in New Jersey. The market is dominated by offices of large statewide and interstate banking institutions. Our service and timely response to customer needs is expected to fill a niche that has risen due to a loss of local institutions. Additionally, the market area has a relatively large affluent base for our services and a diversified mix of commercial businesses and residential neighborhoods. In order to meet the demands of this market, the Company operates its main office in Fort Lee, New Jersey and three branch offices, two in Fort Lee and one in Hackensack, all in Bergen County, New Jersey.

Extended Hours
The Bank provides convenient full-service banking from 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm on Saturday.
Competition
The banking business is highly competitive, and the profitability of the Company depends upon the Bank’s ability to compete in its market area. The Bank faces considerable competition in its market area for deposits and loans from other depository institutions. The Bank faces competition in attracting and retaining deposit and loan customers, and with respect to the terms and conditions it offers on its deposit and loan products. Many of its competitors have greater financial resources, broader geographic markets, and greater name recognition, and are able to provide more services and finance wide-ranging advertising campaigns.
The Bank competes with local, regional, and national commercial banks, savings banks, and savings and loan associations. The Bank also competes with money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities.
Concentration
The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.
Employees
At December 31, 2007, the Company employed thirty full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company believes its relations with employees to be good.

Supervision and Regulation
General
The Company and the Bank are each extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and restrict the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company and the Bank are also subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s activities.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal level. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain. A change in applicable laws and regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations and earnings.
Bank Holding Company Act
The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to regulation and supervision by the FRB. The BHCA requires the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of, any bank or thrift, or merges or consolidates with another bank or thrift holding company. Further, under the BHCA, the activities of the Company and any nonbank subsidiary are limited to those activities which the FRB determines to be so closely related to banking as to be a proper incident thereto, and prior approval of the FRB may be required before engaging in certain activities. In making such determinations, the FRB is required to weigh the expected benefits to the public such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.
The BHCA was substantially amended by the Modernization Act, which among other things permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities that were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, the Company and the Bank must be “well capitalized” and “well managed” (as defined by federal law), and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. The Modernization Act also imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has not elected to become a financial holding company, as we do not engage in any non-banking activities which would require it to be a financial holding company.
There are a number of restrictions imposed on the Company and the Bank by law and regulatory policy that are designed to minimize potential loss to the depositors of the Bank and the FDIC insurance funds in the event the Bank should become insolvent. For example, FRB policy requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.
Supervision and Regulation of the Bank
The operations and investments of the Bank are also limited by federal and state statutes and regulations. The Bank is subject to the supervision and regulation by the New Jersey Department of Banking and the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be originated, and limits on the type of other activities in which the Bank may engage and the investments it may make. Under the Modernization Act, the Bank may engage in expanded activities (such as insurance sales and securities underwriting) through the formation of a “financial subsidiary.” In order to be eligible to establish or acquire a financial subsidiary, the Bank must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. At this time, the Bank does not engage in any activity which would require it to maintain a financial subsidiary.
The Bank is also subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including the Company. Under these provisions, transactions (such as a loan or investment) by the Bank with any nonbank affiliate are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with such affiliate or 20% of capital and surplus for all covered transactions. Any extensions of credit, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate.
Securities and Exchange Commission
The Company is also under the jurisdiction of the Securities and Exchange Commission for matters relating to the offering and sale of its securities and is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations, and insider trading.
Monetary Policy
The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the FRB have a significant effect upon the operating results of commercial banks such as the Bank. The FRB has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
Deposit Insurance
The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, the Bank is also subject to FDIC insurance assessments. Beginning in 2007, the FDIC adopted a revised risk-based assessment system to determine the assessment rates to be paid by insured institutions. Under these revised rules, the FDIC will place each institution in one of four risk categories, based on capital ratios and supervisory ratings and other information. Depending on the institution’s risk category, rates will range from 5 to 43 basis points. Institutions in the lowest risk category will be charged a rate between 5 and 7 basis points; these rates increase to 10, 28 and 43 basis points, respectively, for the remaining risk categories. These rates may be offset in the future by any dividends declared by the FDIC if the deposit reserve ratio increases above a certain amount. The FDIC may lower or increase these assessment rates based on various factors to achieve a designated reserve ratio, which is currently set at 1.25 per cent of insured deposits. Because FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, as the Bank’s primary federal banking regulator, may also increase the Bank’s net funding costs and reduce its net income.
All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the repayment of debt obligations (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation, in connection with the disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, FDIC-insured depository institutions paid an average annualized rate of approximately 1.18 cents per $100 of insured deposits.
Dividend Restrictions
Under applicable New Jersey law, the Company is not permitted to pay dividends on its capital stock if, following the payment of the dividend, (1) it would be unable to pay its debts as they become due in the usual course of business or (2) its total assets would be less than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the Company’s capital, asset quality and financial condition.
Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under the New Jersey Banking Act of 1948, as amended (the “Banking Act”), a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus. The FDIC prohibits payment of cash dividends if, as a result, the institution would be undercapitalized or the Bank is in default with respect to any assessment due to the FDIC. Further, during the first three years of operation, cash dividends shall only be paid from net operating income, and only after an appropriate allowance for loan and lease losses is established and overall capital is adequate. These restrictions would not materially influence the Company or the Bank’s ability to pay dividends at this time.
Capital Adequacy Guidelines
The FRB and the FDIC has promulgated substantially similar risk-based capital guidelines applicable to banking organizations which they supervise. These guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off balance sheet exposures, and to minimize disincentives for holding liquid assets. Under those guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
Bank assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weighting, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year), have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.
The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier 1 Capital,” consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organization’s capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2007, the Bank’s Tier 1 and Total Capital ratios were 25.06 percent and 26.11 percent, respectively.
In addition, the FRB and FDIC have established minimum leverage ratio requirements for banking organizations they supervise. For banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to three percent. Other banks and bank holding companies generally are required to maintain a leverage ratio of four to five percent. At December 31, 2007, the Company’s, and the Bank’s, leverage ratio were 22.27 percent. As part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier I Capital to total assets, as defined, through the first three years of operation.
Prompt Corrective Action
In addition to the required minimum capital levels described above, Federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed “well capitalized” or better if it’s leverage ratio exceeds 5%, its Tier 1 risk based capital ratio exceeds 6%, and if the Total risk based capital ratio exceeds 10%. An institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements; “significantly undercapitalized” if it has a total risk based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3%, or a leverage ratio that is less than 3%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including: increased reporting burdens and regulatory monitoring; a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.
As of December 31, 2007, the Bank was classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.
Community Reinvestment Act
The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers. The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or unsatisfactory. The Bank’s record in meeting the requirements of the CRA will be made publicly available and will be taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.
USA Patriot Act
Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs meeting the minimum standards specified by the Act and implementing regulations. The USA PATRIOT Act also requires the Federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.
The Bank has implemented the required internal controls to ensure proper compliance with the USA Patriot Act.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, and expanded the disclosure requirements for our corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. The Company and its Board of Directors have, as appropriate, adopted or modified the Company’s policies and practices in order to comply with these regulatory requirements and to enhance the Company’s corporate governance practices.

Pursuant to Sarbanes-Oxley, the Company has adopted a Code of Conduct and Ethics applicable to its Board, executives and employees. This Code of Conduct can be found on the Company’s website at www.bonj.net.
Other Laws and Regulations
The Company and the Bank are subject to a variety of laws and regulations which are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating its own property, the Bank is subject to regulations and potential liabilities under state and federal environmental laws.
Future Legislation and Regulation
Various legislation and regulations, ranging from consumer protection legislation to additional legislation proposing to substantially change the financial institutions regulatory system, are considered by the U.S. Congress, the New Jersey State Legislature and federal and state authorities from time to time. Future legislation and regulation may change our regulatory and operating environment in substantial and unpredictable ways. We cannot predict whether any legislation or regulation will be enacted that would have a material effect upon our business.
Statistical Disclosure by Bank Holding Companies
The statistical disclosure required to be made by bank holding companies is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in Part II, Item 7 of this annual report.
ITEM 1A. RISK FACTORS
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Company conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its four branch network. The following table sets forth certain information regarding the Company’s properties as of December 31, 2007.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2010
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2010
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

ITEM 3. LEGAL PROCEEDINGS
Although there is currently no litigation to which the Company and the Bank are subject, future litigation may arise during the normal course of business. Accordingly, the Company and the Bank may periodically be parties to or otherwise involved in legal proceedings, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is not listed for quotation on any exchange or market system and there is no established public trading market for our common stock. However, there have been a limited number of trades of our common stock since our initial offering and capitalization. The following table sets forth the high and low prices at which trades of our common stock have occurred during the indicated periods. The prices are adjusted to reflect our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split which was effective December 31, 2007.

	High	Low
Year Ended December 31, 2007
Fourth quarter	$11.50	$11.50
Third quarter	11.50	11.50
Second quarter	11.50	11.50
First quarter	11.50	9.09

Year Ended December 31, 2006
Fourth quarter	$9.09	$9.09
Third quarter	9.09	9.09
Second quarter	9.09	9.09
First quarter	N/A	N/A
Holders
As of March 15, 2008, there were 1,183 shareholders of record of our common stock.
Dividends
We have not paid any cash dividends since our inception. The decision to pay, as well as the timing and amount of any dividends to be paid by the Company will be determined by our Board of Directors, giving consideration to our earnings, capital needs, financial condition, and other relevant factors.
Under applicable New Jersey law, the Company will not permitted to pay dividends on its capital stock if, following the payment of the dividend, it would be unable to pay its debts as they become due in the usual course of business, or its total assets would be less than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the holding company’s capital, asset quality and financial condition. Because it will have no significant independent sources of income, the ability of the Company to pay dividends will be dependent on its ability to receive dividends from the Bank.
Under the New Jersey Banking Act of 1948, as amended, the Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. The FDIC prohibits payment of cash dividends if, as a result, the Bank would be undercapitalized. Further, during the first three years of operation, cash dividends shall only be paid from net operating income, and only after an appropriate allowance for loan losses is established and overall capital is adequate.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes our equity compensation plan information as of December 31, 2007. Share and exercise prices are adjusted to reflect our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split which was effective December 31, 2007.

	Number of		Number of
	shares of		shares of
	common stock	Weighted-	common stock
	to be issued	average exercise	remaining
	upon exercise of	price of	available for
	outstanding	outstanding	future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
Plan Category	rights	rights	plans
Equity Compensation Plans approved by security holders
2006 Stock Option Plan	198,300	$10.26	19,684

2007 Non-Qualified Stock Option Plan for Directors	460,000	$11.50	20,000

Equity compensation plans not approved by security holders	—	—	—

Total	658,300	$11.16	39,684
ITEM 6. SELECTED FINANCIAL DATA
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included herein. When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability.
In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section, and also include economic conditions, both in the Company’s trade area and nationally, changes in interest rates and monetary policy, the continued viability of the Company’s customers and a variety of other matters, most, if not at all of which, are beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date, except as may be required by applicable law or regulation.
OVERVIEW AND STRATEGY
Our Bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006. On July 31, 2007, the Company became the bank holding company of the Bank pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held July 19, 2007. We currently operate a 4 branch network. Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and three additional offices located at 204 Main Street, Fort Lee, NJ 07024, 401 Hackensack Avenue, Hackensack, NJ 07601, and 458 West Street, Fort Lee, NJ 07024. All current branches are located in Bergen County, NJ.
We conduct a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. We make commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, we provide other customer services and make investments in securities, as permitted by law. We have sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. Our focus is on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a locally owned and operated community bank, we believe we can provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone and internet banking. We endeavor to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
Our specific objectives are:
•	To provide local businesses, professionals, and individuals with banking services responsive to and determined by the local market;
•	Direct access to Bank management by members of the community, whether during or after business hours;
•	To attract deposits and loans by competitive pricing; and
•	To provide a reasonable return to shareholders on capital invested.

Critical Accounting Policies and Judgments
Our financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 “Summary of Significant Accounting Policies” in the Notes to the Financial Statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.
Allowance for Loan Losses
The allowance for loan losses, sometimes referred to as the “ALLL,” is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased.
At December 31, 2007, we consider the ALLL of $1,912 thousand adequate to cover potential losses inherent in the loan portfolio that may become uncollectible. Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, and the overall quality of the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.
Deferred Tax Assets and Valuation Allowance
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be settled or realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. During 2006, we recorded a valuation allowance against the state deferred tax asset and a portion of the Federal deferred tax asset. During 2007, as a result of our sustained profitability, we reversed the valuation allowance as we had sufficient evidence that we would, more likely than not, realize our asset.
Impairment of Assets
Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral dependent. Conforming one-to-four family residential mortgage loans, home equity and second mortgages, and consumer loans are pooled together as homogeneous loans and, accordingly, are not covered by Statement of Financial Accounting Standards (SFAS) No.114 “Accounting by Creditors for Impairment of a Loan.” At this time, we do not have any impaired loans.

Investments Securities Impairment
Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). At this time, we do not have any impaired securities.
RESULTS OF OPERATIONS — 2007 versus 2006
The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and other operating expenses.
NET INCOME
For the year ended December 31, 2007, net income increased by $1,380,000, to $816,000 from a net loss of $564 thousand for the year ended December 31, 2006. The increase in net income for the year ended December 31, 2007 compared to 2006 was directly attributable to the interest income earned as result of a full twelve months of operations which included an increase in total loans of over $100 million and an increase in Federal Funds Sold of over $50 million. The increased net income also resulted from a $282 thousand adjustment to reverse the valuation allowance previously recorded on our net deferred tax asset.
On a per share basis, basic earnings per share for the year ended December 31, 2007 were $0.17 as compared to basic loss per share of $0.12 for the year ended December 31, 2006. All share data has been restated to reflect all stock dividends and stock splits through the December 31, 2007 stock split.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate paid on them. For the year ended December 31, 2007, net interest income increased by $3.1 million or 100.0%, to $6,155,000 from $3,078,000 for the year ended December 31, 2006. This increase in net interest income is primarily the result of a 127.5% increase in total loans during the period. Total loans reached $183.5 million at December 31, 2007 from $80.6 million at December 31, 2006.
Average Balance Sheets
We commenced banking operations on May 10, 2006. The following table sets forth certain information relating to our average assets and liabilities for the year ended December 31, 2007 and for the period from May 10, 2006 through December 31, 2006, and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 42% in 2007 and 2006, respectively.

	For the year ended December 31, 2007			May 10, 2006 through December 31, 2006
	(Dollars in
	thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS :
Interest-Earning Assets:
Loans	$139,546	$10,111	7.24%	$43,971	$1,983	6.77%
Securities	5,249	264	5.03	7,915	260	4.99
Federal Funds Sold	4,072	199	4.89	21,752	818	5.64
Interest-earning cash accounts	1,038	16	1.54	—	0	0.00

Total Interest-earning Assets	149,905	10,590	7.06%	73,638	3,061	6.26%

Non-interest earning Assets	12,297			5,011
Allowance for Loan Losses	(1,863)			(486)

TOTAL ASSETS	$160,339			$78,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities :
Demand Deposits	$7,447	$194	2.61%	$3,910	$60	2.30%
Savings Deposits	2,569	13	0.51	930	5	0.81
Money Market Deposits	38,781	1,757	4.53	16,216	422	3.89
Time Deposits	41,114	2,132	5.18	3,360	77	3.44
Short Term Borrowings	6,432	339	5.27	0	0	0.00

Total Interest-Bearing Liabilities	96,343	4,435	4.60%	24,416	564	3.46%

Non-Interest Bearing Liabilities:
Demand Deposits	18,920			10,384
Other Liabilities	1,031			164

Total Non-Interest Bearing Liabilities	19,951			10,548
Stockholders’ Equity	44,045			43,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,339			$78,163

Net Interest Income (Tax Equivalent Basis)		$6,155			$2,497
Tax Equivalent Basis adjustment		0			0

Net Interest Income		$6,155			$2,497

Net Interest Rate Spread			2.46%			2.80%

Net Interest Margin			4.10%			3.39%

Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	1.56			3.02

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the year ended December 31, 2007. (The analysis for the year ended December 31, 2006 is not presented as the Bank was a development stage organization during 2005 and did not record any income from bank related operations.)

	Year Ended
	December 31,
	2007 versus 2006
	Increase (Decrease)
	due to change in
	Average
	Volume	Rate	Net
Interest Income :
Loans	$7,472	$656	$8,128
Securities	2	2	4
Fed Funds Sold	(589)	(30)	(619)
Interest earning cash accounts	16	0	16

Total Interest Income	6,901	628	7,529

Interest Expense :
Demand Deposits	111	23	134
Savings Deposits	15	(7)	8
Money Market Deposits	1,088	248	1,336
Time Deposits	1,339	715	2,054
Short Term Borrowings	339	0	339

Total Interest Expense	2,892	979	3,871

Net change in Interest Income	$4,009	$(351)	$3,658

PROVISION FOR LOAN LOSSES
For the year ended December 31, 2007, the Company’s provision for loan losses was $1,046,000, an increase of $180,000 from the provision of $866,000 for the year ended December 31, 2006. The increased provision is primarily the result of the growth of the loan portfolio, which experienced an increase of 127.5% from $80.6 million at December 31, 2006 to $183.5 million at December 31, 2007.
OTHER INCOME
Other income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31, 2007, was $144,000, an increase of $129,000 above the $15,000 received during the year ended December 31, 2006. The increase in other income reflects the combination of an increase in the number of accounts, an increase average deposit levels, and the level of activity in the deposit accounts.
OTHER EXPENSES
Other expenses for the year ended December 31, 2007 amounted to $4,363,000, an increase of $1,736,000 or 66.1% over the $2,627,000 for the year ended December 31, 2006. This increase is related, primarily, to opening and staffing of three new branches, data processing costs associated with the Company’s growth during 2007, as well as the effect of a full twelve months of operation during 2007.
INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2007 and 2006 was $74,000 and $164,000, respectively. The decrease in income tax expense is a result of an adjustment to reverse the valuation allowance previously recorded on our net deferred tax asset.

FINANCIAL CONDITION
Total consolidated assets increased $154.2 million, or 145.4%, from $106.0 million at December 31, 2006 to $260.2 million at December 31, 2007. Total loans increased from $80.6 million at December 31, 2006 to $183.5 million at December 31, 2007, an increase of 127.5%. Total deposits increased from $61.9 million on December 31, 2006 to $212.9 million at December 31, 2007, an increase of $151 million, or 244.2%.
LOANS
Our loan portfolio is the primary component of our assets. Total loans increased by 127.5% since year end to reach $183.5 million at December 31, 2007. At December 31, 2006, our total loans, excluding net deferred fees and costs and the allowance for loan losses, were approximately $80.6 million, all of which were originated during 2006. This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to consolidation of banking institutions within our market. We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.
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
Our loans are primarily to businesses and individuals located in Bergen County, New Jersey. We have not made loans to borrowers outside of the United States. We have not made any sub-prime loans. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Furthermore, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers.

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2007 and 2006, respectively (in thousands):

	December 31,
	2007	2006
Real Estate	$123,335	$50,787
Commercial	27,056	14,678
Credit Lines	28,133	13,519
Consumer	4,936	1,654

Total Loans	$183,460	$80,638

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2007 (in thousands):

	Within
	One	1 to 5	After 5
	Year	Years	Years	Total
Loans with Fixed Rate
Commercial	2,354	4,698	2,383	$9,435
Real Estate	2,135	185	44,310	46,630
Credit Lines	428	—	—	428
Consumer	1,207	1,290	2,044	4,541

Loans with Adjustable Rate
Commercial	14,325	3,296	—	$17,621
Real Estate	32,984	208	43,513	76,705
Credit Lines	106	—	27,599	27,705
Consumer	353	—	42	395
LOAN QUALITY
As mentioned above, our principal assets are our loans. Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.
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
At December 31, 2007 and 2006, respectively, we had no non-performing assets and no information about possible credit problems of borrowers which would cause us to have serious doubts as to the ultimate ability to collect their loans. While we do attempt to minimize credit risk, these conditions are partially attributable to our limited operating history.
As of December 31, 2007 and 2006, respectively, there were no concentrations of loans exceeding 10% of the Bank’s total loans and the Bank had no foreign loans. The Bank’s loans are primarily to businesses and individuals located in Bergen County, New Jersey.
The Bank maintains an external independent loan review auditor. The loan review auditor performs examinations of a sample of commercial loans after the Bank has extended credit. The loan review auditor also monitors the integrity of our credit risk rating system. This review process is intended to identify adverse developments in individual credits, regardless of payment history. The loan review auditor reports directly to the audit committee of our Board of Directors and provides the audit committee with reports on asset quality. The loan review audit reports may be presented to our Board of Directors by the audit committee for review, as appropriate.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents a critical accounting policy. The allowance is a reserve established through charges to earnings in the form of a provision for loan losses. We maintain an allowance for loan losses which we believe is adequate to provide for probable losses inherent in the loan portfolio. While we apply the methodology discussed below in connection with the establishment of our allowance for loan losses, it is subject to critical judgments on the part of management. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by external independent loan review function, and by our audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of our loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies, primarily the FDIC, periodically review our allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

We commenced banking operations in May, 2006, and our allowance for loan losses totaled $1,912,000 and $866,000, respectively, at December 31, 2007 and 2006. This growth of the allowance is primarily due to the growth and composition of the loan portfolio.
The following is an analysis summary of the allowance for loan losses for the periods indicated:

	2007	2006
Balance, January 1	$866	$—
Charge-offs
Commercial	—	—
Real Estate	—	—
Credit Lines	—	—
Consumer	—	—

Total Charge-offs	—	—

Recoveries
Commercial	—	—
Real Estate	—	—
Credit Lines	—	—
Consumer	—	—

Total Recoveries	—	—

Net charge-offs	—	—

Provision charged to expense	1,046	866

Balance, December 31	$1,912	$866

Ratio of net charge-offs to average loans Outstanding	N/A	N/A

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :
Allocation of the Allowance for Loan Losses by Category
As of December 31,
(dollars in thousands)

	2007			2006
			% of			% of
			Total			Total
	Amount	% of ALL	Loans	Amount	% of ALL	Loans
Balance applicable to:
Real Estate	$1,373	71.76%	67.23%	$479	55.31%	62.98%
Commercial	241	12.60%	14.75%	197	22.75%	18.20%
Credit Lines	152	7.95%	15.34%	69	7.97%	16.77%
Consumer	5	0.26%	2.68%	25	2.89%	2.05%

Sub-total	1,771	92.63%	100.00%	770	88.92%	100.00%

Unallocated Reserves	141	7.37%		96	11.09%

TOTAL	$1,912	100.00%	100.00%	$866	100.00%	100.00%

The allowance for loan losses represents our determination of the amount necessary to bring the ALLL to a level that we consider adequate to reflect the risk of probable losses inherent in our loan portfolio as of the balance sheet date. We evaluate the adequacy of the ALLL by performing periodic, systematic reviews of the loan portfolio. While allocations are made to specific loans and pools of loans, the total allowance is available for any loan losses. Although the ALLL is our best estimate of the inherent loan losses as of the balance sheet date, the process of determining the adequacy of the ALLL is judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the ALLL will ultimately prove adequate to cover actual loan losses. However, we have determined, and believe, that the ALLL is at a level sufficient to cover the inherent loan losses in our loan portfolio as of the balance sheet date.

INVESTMENT SECURITIES
In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income. The portfolio is composed of U.S. Treasury Securities and obligations of U.S. Government Agencies.
Securities are classified as held-to-maturity, referred to as “HTM,” trading, or available for sale, referred to as “AFS,” at the time of purchase. Securities are classified as held-to-maturity if management intends and we have the ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses, as well as gains and losses from marking trading securities to market value, are included in trading revenue. We had no trading securities during 2007 or 2006, respectively. Securities not classified as held-to-maturity or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive income (loss), which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.
At December 31, 2007, total securities aggregated $1,996,000 and were classified as held-to-maturity. At December 31, 2007, the Company held no securities which it classified as available for sale securities or trading securities.
The following table sets forth the carrying value of the Company’s security portfolio as of the dates indicated.

	At December 31,
	(in thousands)
	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Agency obligations	$—	$—	$9,560	$9,599

Total available for sale	$—	$—	$9,560	$9,599

Held to Maturity
U.S. Treasury obligation	$1,996	$2,014	$1,993	$2,002

Total held to maturity	$1,996	$2,014	$1,993	$2,002

Total Investment Securities	$1,996	$2,014	$11,553	$11,601

The following table sets forth as of December 31, 2007 and December 31, 2006, the maturity distribution of the Company’s debt investment portfolio:
Maturity of Debt Investment Securities
December 31, 2007
(in thousands)

	Securities Held to Maturity
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
Within 1 year	$1,996	$2,014	5.12%
1 to 5 years	—	—	—
Over 5 years	—	—	—

	$1,996	$2,014

During 2007, the Company sold its entire AFS portfolio in order to fund loan growth and recognized a gain of $4,000 from the transaction. We did not sell any securities during 2006.
DEPOSITS
Deposits are our primary source of funds. We experienced a growth of $151 million, or 244.2%, in deposits from $61.9 million at December 31, 2006 to $212.9 million at December 31, 2007. This market penetration was accomplished through the combined effect of a certificate of deposit promotion during December, 2007 and the continued referrals of our board of directors, stockholders, management, and staff. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated :

	December 31,
	(Dollars in Thousands)
	2007		2006
		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest Bearing Demand	$23,292	—	$10,244	—
Interest Bearing Demand	52,215	4.26%	38,794	3.58%
Savings	3,430	0.51%	1,873	0.81%
Time Deposits	134,004	5.18%	10,956	3.44%

	$212,941		$61,867

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2007 and 2006, respectively.

2007
(in thousands)
Three months or less	$18,816
Over three months through twelve months	72,859
Over one year through three years	1,026
Over three years	0

Total	$92,701

RETURN ON EQUITY AND ASSETS
The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, divided payout ratio, or dividends declared per share divided by net income per share, and equity to assets ratio, or average equity divided by average total assets.

	At or for the year ended
	December 31,
Selected Financial Ratios:	2007	2006
Return on Average Assets (ROA)	0.51%	(0.72)%
Return on Average Equity (ROE)	1.85%	(1.31)%
Equity to Total Assets at Year-End	17.61%	40.58%
Dividend Payout Ratio	N/A	N/A

LIQUIDITY
Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, if warranted, we would be able to borrow funds.
Our total deposits equaled $212,941,000 and $61,867,000, respectively, at December 31, 2007 and 2006. The growth in funds provided by deposit inflows during this period coupled with the amount of capital raised has been sufficient to provide for our loan demand.
Through the investment portfolio, we have generally sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while still maintaining liquidity. Through our investment portfolio, we also attempt to manage our maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. Securities available for sale would also be available to provide liquidity for anticipated loan demand and liquidity need, however there were no securities available for sale at December 31, 2007.
Although we were a net seller of federal funds at December 31, 2007, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. Additionally, we were approved as a member of the Federal Home Loan Bank of New York, or “FHLBNY,” during November, 2007. The FHLBNY relationship could provide additional sources of liquidity, if required. We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.
INTEREST RATE SENSITIVITY ANALYSIS
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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. Equity securities have been included in “Other Assets” as they are not interest rate sensitive. At December 31, 2007, we were within the target gap range established by ALCO.
Cumulative Rate Sensitive Balance Sheet
December 31, 2007
(in thousands)

	0 – 3	0 – 6	0 – 1	0 – 5
	Months	Months	Year	Years	5 + Years	All Others	TOTAL
Securities, excluding equity securities	$–	$1,996	$1,996	$1,996	$–	$–	$1,996

Loans :
Commercial	19,639	19,727	19,975	24,673	2,383	—	27,056
Real Estate	33,045	33,045	34,130	78,285	5,322	39,728	123,335
Credit Lines	25,826	28,133	28,133	28,133	—	—	28,133
Consumer	1,228	1,228	1,603	2,893	489	1,554	4,936

Federal Funds Sold	57,091	57,091	57,091	57,091	—	—	57,091
Other Assets	—	—	—	—	—	17,698	17,705

TOTAL ASSETS	$136,829	$141,220	$142,928	$193,071	$8,194	$58,980	$260,245

Transaction / Demand Accounts	$5,788	$5,788	$5,788	$5,788	$—	$—	$5,788
Money Market	46,427	46,427	46,427	46,427	—	—	46,427
Savings	3,430	3,430	3,430	3,430	—	—	3,430
Time Deposits	20,408	49,042	132,883	134,004	—	—	134,004
Other Liabilities	—	—	—	—	—	24,756	24,756
Equity	—	—	—	—	—	45,840	45,840

TOTAL LIABILITIES AND EQUITY	$76,053	$104,687	$188,528	$189,649	$—	$70,596	$260,245

Dollar Gap	$60,776	$36,533	$(45,600)	$3,415	$—
Gap / Total Assets	23.35%	14.04%	(17.52%)	1.31%
Target Gap Range	+/- 35.00	+/- 30.00	+/- 25.00	+/- 25.00
RSA / RSL	179.91%	134.90%	75.81%	101.80%
(Rate Sensitive Assets to Rate Sensitive Liabilities)

MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. Thus, we actively monitor and manage our interest rate risk exposure.
Our profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changing interest rates on our net interest income using several tools. One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in our “Cumulative Rate Sensitive Balance Sheet” under the “Interest Rate Sensitivity Analysis” caption in this discussion and analysis. As we mature, we will also perform a periodic “shock analysis” to evaluate the effect of interest rates upon our operations and our financial condition.
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk.
We continually evaluate interest rate risk management opportunities. During 2007 we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on increasing our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2007. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.
Expected Maturity/Principal Repayment
December 31, 2007
(Dollars in thousands)

	Avg.
	Int.						There-		Fair
	Rate	2008	2009	2010	2011	2012	After	Total	Value
Interest Rate Sensitive Assets:
Loans	7.24%	$53,726	1,141	1,829	4,316	4,992	117,456	$183,460	$182,905
Securities available for sale, net of equity securities	N/A	—	—	—	—	—	—	—	—
Investment Securities	5.03%	$1,996	—	—	—	—	—	$1,996	$2,014
Fed Funds Sold	4.89%	$57,091	—	—	—	—	—	$57,091	$57,091
Interest-earning Cash	1.54%	$543	—	—	—	—	—	$543	$543

Interest Rate Sensitive Liabilities:
Demand Deposits	2.61%	$5,788	—	—	—	—	—	$5,788	$5,788

Savings Deposits	0.51%	$3,430	—	—	—	—	—	$3,430	$3,430

Money Market Deposits	4.53%	$46,427						$46,427	$46,427

Time Deposits	5.18%	$132,883	922	141	12	46	—	$134,004	$133,996
Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. The maturity of certain types of assets and liabilities may fluctuate in advance of changes in market rates, while maturity of other types of assets and liabilities may lag behind changes in market rates. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from the maturities assumed in calculating this table.

CAPITAL
A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined our capital into the following components: (1) Tier 1 Capital, which includes tangible shareholders’ equity for common stock and qualifying preferred stock, and (2) Tier 2 Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier 1 Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require certain capital as a percent of our assets and certain off-balance sheet items, adjusted for predefined credit risk factors, referred to as “risk-adjusted assets.”
We are required to maintain, at a minimum, Tier 1 Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 Capital, or “Total Capital,” as a percentage of risk-adjusted assets of 8.0%.
In addition to the risk-based guidelines, our regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier 1 Capital as a percentage of tangible assets) of 3.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process. Due to our limited operating history and the growth of the Bank during 2007, we are currently required to maintain a leverage ratio of 4%.
The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2007, as well as the applicable minimum ratios:

		Minimum
	December 31,	Regulatory
	2007	Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	25.06%	4.0%
Total Capital Ratio	26.11%	8.0%
Leverage Ratio	22.27%	4.0%
The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2007, our first full fiscal year of operations. As we employ our capital and continue to grow our operations, we expect that our capital levels will decrease, but that we will remain a “well-capitalized” institution.

CONTRACTUAL OBLIGATIONS
As of December 31, 2007, the Company had the following contractual obligations as provided in the table below (in thousands):
Contractual Obligations

	Payment due by Period
					Total
	Less than 1	1 to 3	4 to 5	After 5	Amounts
	year	years	years	years	Committed
Minimum annual rental under Non-cancelable operating leases	416	704	400	3,245	$4,765
Remaining contractual maturities of time deposits	132,883	1,063	58		$134,004

Total Contractual Obligations	$133,299	1,767	458	3,245	$138,769

Additionally, the Bank had certain commitments to extend credit to customers. A summary of commitments to extend credit at December 31, 2007 is provided as follows (in thousands):

Commercial real estate, construction, and Land development secured by land	$35,541
Home Equity Loans	13,041
Standby letters of credit and other	1,103

$49,685

IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements of the Company and notes thereto, included in Part II, Item 8 of this annual report, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 18 of the Notes to Consolidated Financial Statements for discussion of recently issued accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KPMG LLP audited the financial statements of the Bank for the year ended December 31, 2006, but was never engaged as the principal accountant to audit the Company’s financial statements. During 2007, the Company and the Bank effected a holding company reorganization, as a result of which the assets, liabilities, and stockholders’ equity of the Bank immediately prior to the holding company reorganization have been carried forward on the Company’s consolidated financial statements. Based upon the foregoing, a report of KPMG LLP is included in this annual report. Beard Miller Company LLP was engaged as the principal accountant to audit the Company’s financial statements beginning in 2007.
The following audited financial statements are set forth in this Annual Report on Form 10-K on the pages listed in the Index to Consolidated Financial Statements below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Bancorp of New Jersey, Inc.
We have audited the consolidated balance sheet of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Beard Miller Company LLP
Malvern, Pennsylvania
March 31, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Bancorp of New Jersey, Inc.
We have audited the accompanying statement of financial condition of Bancorp of New Jersey, Inc. (formerly Bank of New Jersey) (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Short Hills, New Jersey
March 2, 2007

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands, except per share data)

	2007	2006
Assets
Cash and due from banks	$8,481	$284
Interest bearing deposits in banks	543	1,569
Federal funds sold	57,091	6,986

Total cash and cash equivalents	66,115	8,839

Securities available for sale	—	9,599
Securities held to maturity (fair value approximates $2,014 and $2,002 at December 31, 2007 and 2006, respectively)	1,996	1,993
Restricted investment in bank stock, at cost	328	100

Loans	183,460	80,638
Deferred loan fees and costs, net	76	47
Allowance for loan losses	(1,912)	(866)

Net loans	181,624	79,819

Premises and equipment, net	8,300	4,612
Accrued interest receivable	613	439
Other assets	1,269	646

Total assets	$260,245	$106,047

Liabilities and Stockholders’ Equity
Deposits :
Noninterest-bearing demand deposits	$23,292	$10,244
Interest bearing deposits:
Savings, money market and time deposits	96,948	41,856
Time deposits of $100 or more	92,701	9,767

Total deposits	212,941	61,867
Accrued expenses and other liabilities	1,464	1,141

Total liabilities	214,405	63,008

Commitments and contingencies	—	—

Stockholders’ equity :
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 4,970,090 shares at December 31, 2007; $10 par value, authorized 5,000,000 shares; issued and outstanding 4,799,692 at December 31, 2006	45,689	23,998
Additional Paid in Capital	—	19,667
Retained Earnings (Accumulated Deficit)	151	(665)
Accumulated other comprehensive income	—	39

Total stockholders’ equity	45,840	43,039

Total liabilities and stockholders’ equity	$260,245	$106,047

See accompanying notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2007 and 2006
(Dollars in thousands, except per share data)

	2007	2006
Interest income:
Interest on escrow funds	$—	$624
Loans, including fees	10,111	1,983
Securities	264	260
Federal funds sold and other	215	818

Total interest income	10,590	3,685
Interest expense:
Savings and money markets	1,964	487
Time deposits	2,132	77
Short term borrowings	339	43

Total interest expense	4,435	607

Net interest income	6,155	3,078

Provision for loan losses	1,046	866

Net interest income after provision for loan losses	5,109	2,212

Non interest income
Fees and service charges on deposit accounts	140	15
Gains on sale of securities	4	—

Total non interest income	144	15

Non interest expense:
Salaries and employee benefits	2,451	1,825
Occupancy and equipment expense	810	434
Advertising and marketing expenses	51	67
Data processing	181	17
Legal fees	156	58
Other operating expenses	714	226

Total other expenses	4,363	2,627

Income(loss) before income taxes	890	(400)

Income tax expense	74	164

Net Income(Loss)	$816	$(564)

Earnings(loss) per share:
Basic	$0.17	$(0.12)
Diluted	$0.17	$(0.12)
All share data has been adjusted to reflect the 10% stock distribution paid during January 2007 and the 2 for 1 stock split effective December 31, 2007.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2007 and 2006
(Dollars in Thousands)

					Retained	Accumulated
				Additional	Earnings	Other
	Common	Common	Subscription	Paid - In	(Accumulated	Comprehensive
	Stock	Stock subscribed	receivable	Capital	Deficit)	(loss)income	Total
Balance at December 31, 2005	$—	$42,724	$(42,724)	$900	$(101)	$—	$799

Issuance of common stock	21,811	(42,724)	42,724	20,873	—	—	42,684

Exercise of warrants (1,100 shares)	5	—	—	7	—	—	12
Recognition of stock option expense	—	—	—	69	—	—	69
Stock distribution (436,327 shares)	2,182	—	—	(2,182)	—	—	—

Comprehensive loss:
Net loss	—	—	—	—	(564)		(564)
Unrealized gains on securities available for sale	—	—	—	—	—	39	39

Total comprehensive loss							(525)

Balance at December 31, 2006	23,998	—	—	19,667	(665)	39	43,039
Exchange of common stock - holding company reorganization	19,667	—	—	(19,667)	—	—	—

Exercise of stock options (22,000 shares)	200	—	—	—	—	—	200
Exercise of warrants (104,936 shares)	1,141	—	—	—	—	—	1,141
Recognition of stock option expense	183	—	—	—	—	—	183
Issuance of common stock (43,478 shares)	500	—	—	—	—	—	500

Comprehensive income:
Net income	—	—	—	—	816	—	816
Unrealized losses on securities available for sale	—	—	—	—	—	(39)	(39)

Total comprehensive income							777

Balance at December 31, 2007	$45,689	$—	$—	$—	$151	$—	$45,840

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007 and 2006
(In Thousands)

	2007	2006
Cash flows from operating activities:
Net income(loss)	$816	$(564)
Adjustments to reconcile net income (loss) to net cash provided by Operating activities:
Provision for loan losses	1,046	866
Deferred tax benefit	(607)	(147)
Depreciation and amortization	193	55
Recognition of stock option expense	183	69
Fees earned from mortgage referrals	(12)	—
Gain on sale of securities	(4)	—
Changes in operating assets and liabilities:
(Increase)decrease in accrued interest receivable	(174)	159
Increase in other assets	(8)	(646)
Increase in accounts payable and accrued liabilities	323	1,053

Net cash provided by operating activities	1,756	845

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(1,993)
Purchases of securities available for sale	—	(11,460)
Proceeds from called securities available for sale	—	2,000
Proceeds from sales of securities available for sale	9,565	—
Purchase of restricted investment in bank stock	(228)	(100)
Net increase in loans	(102,851)	(80,638)
Purchases of premises and equipment	(3,881)	(4,390)

Net cash used in investing activities	(97,395)	(96,581)

Cash flows from financing activities:
Net increase in deposits	151,074	61,867
Proceeds from issuance of common stock	500	42,684
Proceeds from exercise of stock options	200
Warrants exercised	1,141	12

Net cash provided by financing activities	152,915	104,563

Increase in cash and cash equivalents	57,276	8,827

Cash and cash equivalents at beginning of year	8,839	12

Cash and cash equivalents at end of year	$66,115	$8,839

Supplemental information:
Cash paid during the year for:
Interest	$3,558	$568
Taxes	$578	$—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation.
The Company was incorporated under the laws of the Sate of New Jersey to serve as a holding company for the Bank and to acquire all the capital stock of the Bank.
These financial statements include the effect of the holding company reorganization which took place on July 31, 2007 pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the stockholders of the Bank at a special meeting held July 19, 2007. The holding company reorganization is accounted for as a reorganization under common control and the assets, liabilities, and stockholders’ equity of the Bank immediately prior to the holding company reorganization have been carried forward on the Company’s consolidated financial statements at the amounts carried on the Bank’s financial statements at the effective date of the holding company reorganization. The consolidated capitalization, assets, liabilities, results of operations and other financial data of the Company immediately following the reorganization were substantially the same as those of the Bank immediately prior to the holding company reorganization. Accordingly, these consolidated financial statements of the Company include the Bank’s historical recorded values.
The Company’s class of common stock has no par value and the Bank’s class of common stock had a par value of $10 per share. As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements have been reclassified into the Company’s consolidated financial statements.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2007 presentation. These reclassifications did not have an impact on income.
Nature of Operations
The Company’s primary business is ownership and supervision of the Bank. The Bank commenced operations as of May 10, 2006. The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.
The Bank is subject to Federal and New Jersey statutes applicable to banks chartered under the New Jersey banking laws. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Accordingly, the Bank is subject to regulation, supervision, and examination by the New Jersey State Department of Banking and Insurance and the FDIC. The Company is subject to regulation, supervision, and examination by the Federal Reserve Bank of New York.
Use of Estimates
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of the deferred tax asset. While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses on loans. These agencies may require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period indicated. Actual results could differ significantly from those estimates.

Significant Group of Concentration of Credit Risk
Bancorp of New Jersey, Inc.’s activities are, primarily, with customers located within Bergen County, New Jersey. The Company does not have any significant concentration to any one industry or customers within its primary service area. Note 3 discusses the types of lending the Company engages in. Although the Company actively manages the diversification of the loan portfolio, a substantial portion of the debtors’ ability to honor their contracts is dependent on the strength of the local economy.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold, which are generally sold for one-day periods.
Interest-bearing deposits in banks
Interest bearing deposits from banks are carried at cost.
Regulators
The Bank is subject to Federal and New Jersey Statutes applicable to banks chartered under the New Jersey banking laws. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Accordingly, the Bank is subject to regulation, supervision, and examination by the New Jersey State Department of Banking and Insurance and the FDIC. The Company is subject to regulation, supervision and examination by the Federal Reserve Bank of New York.
Securities
Investment securities purchased with the intent and ability to hold until maturity are classified as securities held-to-maturity (“HTM”) and are carried at cost, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the level-yield method over the terms of the securities. Investment securities are carried at the principal amount outstanding because the Bank has the ability and the intent to hold these securities to maturity. All other securities, including equity securities, are classified as available-for-sale (“AFS”). These securities are reported at fair value with changes in the carrying value included in accumulated other comprehensive income(loss) which is a separate component of stockholders’ equity. Gains or losses on sales of securities available for sale are based upon the specific identification method. The Bank has not acquired or held securities for the purpose of engaging in trading activities.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Premises and Equipment
Premises and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation of fixed assets is accumulated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs are charged to expense in the year incurred.
Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of deferred loan origination fees and costs and an allowance for loan losses.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Decreases in the allowance result from management’s determination that the allowance for loan losses exceeds their estimates of potential loan loss. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Bank accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. As of December 31, 2007, there have been no loans subject to impairment or a restructuring agreement.
Interest on loans is accrued and credited to income based upon the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of interest is doubtful and generally when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the allowance for loan losses.
Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition. Management believes that the allowance for loan losses is maintained at a sufficient level to provide for losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions, particularly in Bergen County, New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
Loan origination fees and certain direct origination costs are deferred and recognized over the life of the loan as an adjustment to yield using the level yield of method.
Stock-Based Compensation
In December, 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee service in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company accounts for stock options under the recognition and measurement principles of SFAS No. 123(R).

As a result of adopting SFAS No.123(R), the Company recorded compensation expense of $183,000 and $69,000 during 2007 and 2006, respectively. At December 31, 2007, the Company had unrecognized compensation expense amounting to approximately $1,430,000 related to un-vested options. The unrecognized expense will be recognized over the remaining vesting terms of over 9 years.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Earnings Per Share
Basic earnings per share excludes dilution and represents the effect of earnings upon the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the effect of earnings upon weighted average shares including the potential dilution that could occur if securities or contracts to issue common stock were converted or exercised, utilizing the treasury stock method. All per share data has been restated to reflect changes due to stock distributions and stock splits.
Comprehensive Income
Comprehensive income consists of net income or loss for the current period and income, expenses, or gains and losses not included in the income statement and which are reported directly as a separate component of equity. The Company includes the required disclosures in the statement of stockholders’ equity.
Advertising
The Company expenses advertising costs as incurred.
Transfer of Financial Assets
Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Restricted Investment in Bank Stock
Restricted stock, is comprised of stock in the Federal Home Loan Bank of New York and Atlantic Central Bankers’ Bank. Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula. All restricted stock is recorded at cost.

NOTE 2. Securities
A summary of securities available for sale at December 31, 2006 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$9,560	$39	$—	$9,599

A summary of securities held to maturity at December 31, 2007 and December 31, 2006 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
U.S. Treasury Obligations	$1,996	$18	$—	$2,014

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2006	Cost	Gains	Losses	Value
Obligations of U.S. Treasury	$1,993	$9	$—	$2,002

Securities held to maturity at December 31, 2007 mature within one year.
Securities with an amortized cost of $1.9 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2007. Securities with an amortized cost of $1.9 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2006.

NOTE 3. Loans and Allowance for Loan Losses
Loans at December 31, 2007 and 2006, respectively, are summarized as follows (in thousands):

	December 31,
	2007	2006
Real estate	$123,335	$50,787
Commercial	27,056	14,678
Credit lines	28,133	13,519
Consumer	4,936	1,654

	$183,460	$80,638

The Bank grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The activity in the allowance for loan losses is as follows (in thousands):

	Years ended December 31,
	2007	2006
Balance at beginning of year	$866	$—

Provision charged to expense	1,046	866
Loans charged off	—	—
Recoveries	—	—

Balance at end of year	$1,912	$866

There were no impaired loans at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, respectively, the Company also had no non-accrual loans and no loans past due ninety days or more and still accruing.
NOTE 4. Premises and Equipment
At December 31, premises and equipment consists of the following (in thousands):

	2007	2006
Land	$3,350	$3,350
Building	4,409	1,036
Furniture and equipment	375	184
Leasehold improvements	414	97

	8,548	4,667

Less accumulated depreciation and amortization	248	55

Total premises and equipment, net	$8,300	$4,612

Depreciation expense amounted to $193 thousand and $55 thousand for the years ended December 31, 2007 and 2006, respectively.

NOTE 5. Deposits
At December 31, 2007 and 2006, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

2007
Three months or less	$20,408
Over three months through twelve months	112,475
Over 1 year through 2 years	921
Over 2 years through 3 years	141
Over 3 years through 4 years	12
Over 4 years through 5 years	47
Over 5 years	—

$134,004

NOTE 6. Short Term Borrowings
Although we were a net seller of federal funds at December 31, 2007, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers’ Bank for the purchase of federal funds in the event that temporary liquidity needs arise. Additionally, we were approved as a member of the Federal Home Loan Bank of New York (FHLBNY) in November, 2007. The FHLBNY relationship could provide additional sources of liquidity, if required. We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

NOTE 7. Income Taxes
Income tax expense(benefit) from operations for the years ended December 31 is as follows (in thousands):

	2007	2006
Federal:
Current	$519	$564
Deferred	(349)	(564)
State:
Current	162	164
Deferred	(258)	—

Income tax expense	$74	$164

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Start up expenses	$468	$503
Allowance for loan losses	744	346
Accrued expenses	50	54
Other	39	2

Total gross deferred tax assets	1,301	905

Deferred tax liabilities:
Deferred loan costs	(63)	(32)
Prepaid expenses	(36)	(26)
Unrealized gains on AFS securities	—	(16)
Other	(31)	(1)

Total gross deferred tax liabilities	(130)	(75)

LESS:
Valuation Allowance	—	(282)

Net deferred tax asset	$1,171	$548

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $282,000 was established during the year ended December 31, 2006 due to the uncertainty of whether the Company would be able to generate sufficient taxable income to utilize the net deferred tax asset. During 2007, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax (benefit)expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2007	2006
Computed “expected” tax expense(benefit)	$303	$(93)
Increase(decrease) in taxes resulting from:
State taxes, net of federal income tax (benefit)expense	(63)	108
Non-deductible penalties	5	—
Stock-based compensation	28	24
Meals and entertainment	3	2
Change in valuation allowance	(202)	123

	$74	$164

The Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Bank had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Bank applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.
The Company is subject to income taxes in the U.S. and various state and local jurisdictions. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. Corporate tax returns for the years 2005 through 2007 remain open to examination by taxing authorities.
NOTE 8. Leases
The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2025. These leases do contain certain options to renew the leases. Rental expense amounted to $430,000 and $237,000, respectively, for the years ended December 31, 2007 and December 31, 2006.
The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2007 (in thousands):

Year ending December 31:
2008	$416
2009	421
2010	283
2011	198
2012	202
Thereafter	3,245

$4,765

NOTE 9. Related-party Transactions
The Bank has made, and expects to continue to make, loans in the future to our directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests. All such loans require the prior approval of our board of directors. None of such loans at December 31, 2007, are nonaccrual, past due, restructured or potential problems, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.
The following table represents a summary of related-party loans during 2007 (in thousands)

Outstanding loans at beginning of the year	$10,329
New Loans	9,941
Repayments	(6,421)

Outstanding loans at end of the year	$13,849

Two of our directors have acted as the Bank’s counsel on several loan closings. During 2007, and 2006 the cost of such work has been reimbursed by the respective loan customers and totals $149,000 and $62,000, respectively. Additionally, one of these directors has acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $10,000 in 2007 and was less than $10,000 in 2006.
The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the President. Gross insurance premiums paid to carriers through this agency was approximately $73,000 and $37,000 in 2007 and 2006, respectively.
One of our directors provided appraisal services on several loan closings. Although certain of these payments are reimbursed by our customer, the total amount paid for appraisal services during 2007 was approximately $13,000.
Our disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests, have determined that each is on arm’s-length terms, and have approved each such transaction and relationship.

NOTE 10. Earnings Per Share
All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 10% stock distribution and the 2007 2 for 1 stock split. The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	For the Year Ended
	December 31,
(In thousands, except per share data)	2007	2006
Net income (loss) applicable to common stock	$816	$(564)
Weighted average number of common shares outstanding — basic	4,856	4,799

Basic earnings(loss) per share	$0.17	$(0.12)

Net income (loss) applicable to common stock	$816	—

Weighted average number of common shares outstanding — diluted
Weighted average number of common shares outstanding	4,856

Effect of dilutive warrants	24

Weighted average number of common shares outstanding	4,880

Diluted earnings(loss) per share	$0.17	—

Stock options for 658,300 shares of common stock were not considered in computing diluted earnings per common share for 2007 because they were anti-dilutive. Diluted earnings per share have not been presented for the year ended December 31, 2006, as all warrants and options during the period were anti-dilutive, due to the net loss incurred.

NOTE 11. Stockholders’ Equity and Dividend Restrictions
Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share, as adjusted for the subsequent 10% stock distribution and the 2 for 1 stock split. The stock offering resulted in net proceeds of $42,684,000. For every five shares of common stock purchased in the offering, one warrant to purchase one additional share of the Bank’s common stock was issued, exercisable at any time through May 10, 2009. 959,720 warrants were issued to purchase common stock at $10.91 per share, as adjusted for the 10% stock distribution and the 2 for 1 stock split. During 2007 and 2006, there were 104,936 warrants exercised for total proceeds of $1,141,000 and $12,000, respectively. As part of the holding company reorganization on July 31, 2007, all outstanding warrants were exchanged to purchase Bancorp of New Jersey, Inc. common stock. At December 31, 2007 there were 853,683 warrants outstanding.
During 2007, the Company sold 43,478 shares of common stock at $11.50 per share, as adjusted for the 10% stock distribution and the 2 for 1 stock split, to one of its directors for total proceeds of $500,000.
The Company declared a 2 for 1 stock split during the fourth quarter of 2007. This split was payable on December 31, 2007.
The Bank declared a 10% stock distribution and paid that distribution during January 2007 by issuing 436,336 shares.
Under applicable New Jersey law, the Company will not be permitted to pay dividends on its capital stock if, following the payment of the dividend, it would be unable to pay its debts as they become due in the usual course of business, or its total assets would be less than its total liabilities. Further, it is the policy of the Federal Reserve Bank that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the holding company’s capital, asset quality and financial condition. Because it will have no significant independent sources of income, the ability of the Company to pay dividends will be dependent on its ability to receive dividends from the Bank.
Under the New Jersey Banking Act of 1948, as amended, the Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. The FDIC prohibits payment of cash dividends if, as a result, the Bank would be undercapitalized. Further, during the first three years of operation, cash dividends shall only be paid from net operating income, and only after an appropriate allowance for loan losses is established and overall capital is adequate.

NOTE 12. Benefit Plans
2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock, in each case as adjusted following our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split effective December 31, 2007. The option price per share is the market value of the Bank’s stock on the date of grant. The option price and number of shares underlying options outstanding on the date of our ten percent (10%) stock distribution in January 2007 and the December, 2007 2 for 1 stock split have been equitably adjusted to account for such stock distributions. At December 31, 2007, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank.
During 2006, the Bank awarded Incentive Stock Options (ISO) which vested over a 2 year period and ISO options which vested over a 3 year period. The per share weighted-average fair values of stock options granted during 2006, which vested over a 2 year period and a 3 year period, were $1.26 and $2.17, respectively, on the date of grant using the Black Scholes option-pricing model, as adjusted for the 2007 stock distribution and the 2007 stock split. The options which vested over a 2 year period used the following assumptions in determining the grant date fair value of the 2006 option grants: expected dividend yields of 0.00%, risk-free interest rates of 4.77%, expected volatility of 16.00%; and average expected lives of 2 years. The options which vested over a 3 year period used the following assumptions used in determining the grant date fair value of the 2006 option grants: expected dividend yields of 0.00%, risk-free interest rates of 4.77%, expected volatility of 22.00%; and average expected lives of 3.5 years.
During 2007, the Company awarded Incentive Stock Options (ISO) which vest over a 5 year period. Their per share weighted average fair values of ISO stock options granted during 2007 were $3.07 on the date of the grant using the Black Scholes option-pricing model, as adjusted for the 2007 stock distribution and the 2007 stock split. These options used the following assumptions in determining the grant date fair value of the 2007 option grants: expected dividend yield of 0.00%, risk-free interest rate of 3.28%, expected volatility of 21.69%, and average expected lives of 5.15 years.

A summary of stock option activity under the 2006 Stock Option Plan during 2007 and 2006 is presented below:

		Weighted Average	Average
	Number of	Exercise price	Intrinsic
	Shares	per share	Value (1)
Outstanding at December 31, 2005	—

Granted	124,300	$9.09
Forfeited	—
Exercised	—

Outstanding at December 31, 2006	124,300	$9.09

Granted	96,000	$11.50
Forfeited	—
Exercised	(22,000)	$9.09

Outstanding at December 31, 2007	198,300	$10.26	$246,543

Exercisable at December 31, 2007	78,100	$9.09	$188,221

Weighted-average fair value of options granted during the year		$3.07

(1)	The aggregate instirinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2007. This amount changes based on the changes in the market value in the Company’s stock.
Information pertaining to options outstanding under the 2006 Stock Option Plan at December 31, 2007 is as follows:

		Weighted Average
	Number	Remaining	Weighted Average
Range of Exercise Prices	Outstanding	Contractual life (years)	Exercise Price
$9.09	102,300	8.83	$9.09
$11.50	96,000	9.92	$11.50

	198,300
Under the 2006 Stock Option Plan, there were a total of 120,200 unvested options at December 31, 2007, and approximately $337,000 remained to be recognized in expense over three years. The total intrinsic value for options that were exercised during 2007 was approximately $53,000.

2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At December 31, 2007, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company.
During 2007, the Company awarded Non-Qualified Stock Options (NQO) to its Non-Employee Board members which vest over a 34 month period and NQO options which vest over a 5 year period. The per share weighted average fair values of NQO stock options granted during 2007, which vested over a 34 month period and a 5 year period, were $2.26 and $3.03, respectively, on the date of the grant using the Black Scholes option-pricing model, as adjusted for the 2007 stock distribution and the 2007 stock split. The options which vest over a 34 month period used the following assumptions in determining the grant date fair value of the 2007 option grants: expected dividend yield of 0.00%, risk-free interest rate of 4.05%, expected volatility of 14.33%, and average expected lives of 4.01 years. The options which vest over a 5 year period used the following assumptions in determining the grant date fair value of the 2007 option grants: expected dividend yield of 0.00%, risk-free interest rate of 3.28%, expected volatility of 21.69%, and average expected lives of 5.03 years.
A summary of the stock option activity during 2007 is as follows:

Weighted
		Average		Weighted Average
	Number	Exercise	Average	Remaining
	of	price per	Intrinsic	Contractual life
	Shares	share	Value (1)	(years)
Outstanding at December 31, 2006	—

Granted	460,000	$11.50	$—	9.81
Forfeited	—
Exercised	—

Outstanding at December 31, 2007	460,000	$11.50

Exercisable at December 31, 2007	—

Weighted-average fair value of options granted during the year		$2.53

(1)	The aggregate instirinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2007. This amount changes based on the changes in the market value in the Company’s stock.
Under the 2007 Directors Stock Option Plan, there were a total of 460,000 unvested options at December 31, 2007, and approximately $1,093,000 remained to be recognized in expense over four years. During 2007, no Director Options were vested or exercised.

NOTE 12. Benefit Plans (continued)
Weighted Average Assumptions for options granted
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006
Dividend yield	0.00%	0.00%

Expected life	4.50 years	2.44 years

Expected volatility	17.72%	17.75%

Risk-free interest rate	3.70%	4.77%
The dividend yield assumption is based on the Company’s expectation of dividend payouts. The expected life is based upon historical and expected exercise experience. The expected volatility is based on historical volatility of a peer group over a similar period. The risk-free interest rates for periods within the contractual life of the awards is based upon the U.S. Treasury yield curve in effect at the time of the grant.
Defined Contribution Plan
The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit. The Company matches a percentage of employee contributions at the board’s discretion. The Company made a matching contribution of approximately $31,000 during 2007 and did not make any matching contributions during 2006.

NOTE 13. Regulatory Capital Requirements
The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2007, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006, respectively, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

			FDIC requirements
			Minimum capital		For classification
	Bank actual		adequacy		as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Leverage (Tier 1) Capital	$45,840	22.27%	$8,235	4.00%	$10,293	5.00%
Risk-based capital:
Tier 1	$45,840	25.06%	$7,315	4.00%	$10,973	6.00%
Total	$47,752	26.11%	$14,631	8.00%	$18,289	10.00%

December 31, 2006:
Leverage (Tier 1) Capital	$43,000	55.01%	$3,126	4.00%	$3,908	5.00%
Risk-based capital:
Tier 1	$43,000	52.77%	$3,260	4.00%	$4,889	6.00%
Total	$43,866	53.83%	$6,519	8.00%	$8,149	10.00%
The Bank’s capital amounts (in thousands) and ratios as presented in the table above are similar to those of the Company.
In addition to the above, as part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier I Capital to total assets, as defined, through the first three years of operation.

NOTE 14. Financial Instruments with Off-Balance Sheet Risk
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.
The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans at December 31, 2007 totaled $48.6 million compared to $24.5 million at December 31, 2006.
Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey. At December 31, 2007 and 2006, the Bank had outstanding letters of credit to customers totaling $1,103,000 and $806,000, respectively,whereby the Bank guarantees performance to a third party. These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. At December 31, 2007 and 2006, such amounts were deemed not material.
NOTE 15. Financial Information of Parent Company
The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006. The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007. Accordingly, the financial information of the parent company, Bancorp of New Jersey, Inc, is only available as of and for the five month period ended December 31, 2007. The following information on the parent only financial statements as of December 31, 2007 and for the five months then ended should be read in conjunction with the notes to the consolidated financial statements.
Balance Sheet
(in thousands)

December 31, 2007
Assets:

Investment in subsidiary, net	$45,840

Total assets	$45,840

Stockholders’ equity:	$45,840

Statement of Income
For the five month period ended December 31, 2007
(in thousands)

Dividends from bank subsidiary	$0
Expenses	0

Income before equity in undistributed earnings of subsidiary bank	0
Equity in undistributed earnings of subsidiary bank	816

Net income	$816

Statement of Cash Flow
For the five months ended December 31, 2007
(in thousands)

Cash flows from operating activities:
Net income	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(816)
Decrease in other assets, net	0

Net cash provided by operating activities	0

Cash flows from investing activities:
Capital contributed to subsidiary bank	(1,585)

Net cash used in financing activities	(1,585)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,085
Proceeds from issuance of common stock	500

Net cash provided by financing activities	1,585

Net change in cash for the period	—

Net cash at beginning of year	—

Net cash at end of year	$—

NOTE 16. Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2007 and 2006 (in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Financial assets:
Cash and cash equivalents	$66,115	$66,115	$8,839	$8,839
Securities available for sale	—	—	9,599	9,599
Securities held to maturity	1,996	2,014	1,993	2,002
Restricted investment in bank stock	328	328	100	100
Net loans	181,624	181,068	79,819	79,643
Accrued interest receivable	613	613	439	439
Financial liabilities:
Deposits	212,941	212,933	61,867	61,858
Accrued interest payable	917	917	40	40
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Cash Equivalents
The carrying amount approximates fair value.
Securities
Fair values for securities equal quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.
Net loans
Net loans represent loans net of unamortized costs and deferred fees. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as residential and commercial real estate, commercial and other consumer. The fair value of loans is estimated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans.

Restricted Investment in Bank Stock
The carrying amount of this restricted stock approximates fair value based on the stock’s redemption provisions which are at par value.
Deposits
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, is equal to the amount payable on demand as of year end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Commitments to Extend Credit and Letters of Credit
The fair value of commitments to extend credit and letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. At December 31, 2007 and 2006, such amounts were not material.
Limitation
The preceding fair value estimates were made at December 31, 2007 and 2006 based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.
Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2007 and 2006, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17. Quarterly Financial Data (unaudited)
The following represents summarized unaudited quarterly financial data of the Company.
Three Months Ended
(in thousands, except per share data)

	December 31	September 30	June 30	March 31
2007
Interest income	$3,328	$2,886	$2,391		$1,965
Interest expense	1,649	1,242	903		641

Net interest income	1,679	1,644	1,488		1,324
Provision for loan losses	140	278	239		389
Other expense, net	1,290	1,066	963		880
Provision(benefit) for federal and state income taxes	111	(144)	80		27

Net income	$138	$444	$206		$28

Earnings per share:
Basic	$0.03	$0.09	$0.04		$0.01

Diluted	$0.03	$0.09	$0.04		$0.01

2006
Interest income	$1,520	$1,086	$612	$	N/A
Interest expense	396	149	61		N/A

Net interest income	1,124	937	551		N/A
Provision for loan losses	302	367	197		N/A
Other expense, net	819	667	660		N/A
Provision for income taxes	164	0	0		N/A

Net loss	$(161)	$(97)	$(306)	$	N/A

Loss per share:
Basic	$(0.03)	$(0.02)	$(0.07)	$	N/A

Diluted	$(0.03)	$(0.02)	$(0.07)	$	N/A

Note 18. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period. The Company did not elect early adoption of SFAS No. 159. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial statements.
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
FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB statement No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. Although it is not expected to have a material impact, the Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company does not expect SAB 110 to have a material impact on its consolidated financial statements.
Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the Securities and Exchange Commission staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form10-K, the Company’s management including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.
Based on their evaluation as of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Management’s Annual Report On Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders to be held May 22, 2008.
ITEM 11. EXECUTIVE COMPENSATION
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders to be held May 22, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders to be held May 22, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders to be held May 22, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders to be held May 22, 2008.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:
(i)	Consolidated Balance Sheets as of December 31, 2007 and 2006.

(ii)	Consolidated Statements of Income for the years ended December 31, 2007 and 2006.

(iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

(v)	Notes to Consolidated Financial Statement

(vi)	Reports of Independent Registered Public Accounting Firms
(b)	Financial Statement Schedules
All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.
(c)	Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 72.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP OF NEW JERSEY, INC.
By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chairman, President and CEO

Dated : March 31, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Albert F. Buzzetti Albert F. Buzzetti	Chairman, President, and Chief Executive Officer	March 31, 2008

/s/ Armand Leone, Jr.	Vice Chairman and Director	March 31, 2008
Armand Leone, Jr.

/s/ Michael Belloe	Director	March 31, 2008
Michael Bello

/s/ Jay Blau	Director	March 31, 2008
Jay Blau

/s/ Albert L. Buzzetti	Director	March 31, 2008
Albert L. Buzzetti

/s/ Gerald A. Calabrese, Jr.	Director	March 31, 2008
Gerald a. Calabrese, Jr.

/s/ Stephen Crevani	Director	March 31, 2008
Stephen Crevani

/s/ John K. Daily	Director	March 31, 2008
John K. Daily

/s/ Anthony M. Lo Conte	Director	March 31, 2008
Anthony M. Lo Conte

/s/ Carmelo Luppino	Director	March 31, 2008
Carmelo Luppino

/s/ Rosario Luppino	Director	March 31, 2008
Rosario Luppino

Name	Title	Date
/s/ Howard Mann	Director	March 31, 2008
Howard Mann

/s/ Josephine Mauro	Director	March 31, 2008
Josephine Mauro

/s/ Joel P. Paritz	Director	March 31, 2008
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 31, 2008
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 31, 2008
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 31, 2008
Mark Sokolich

/s/ Diane M. Spinner Diane M. Spinner	Executive Vice President and Director	March 31, 2008

Exhibit
No.	Description
2.1	(A)	Plan of Acquisition
3.1	(A)	Certificate of Incorporation
3.2	(A)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(A)	Change In Control Agreement between the Bank and Albert F. Buzzetti*
10.2	(A)	Change In Control Agreement between the Bank and Michael Lesler*
10.3	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*
10.4	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*
10.5	(A)	2006 Stock Option Plan*
10.6	(A)	Form of Stock Option Award Agreement*
	(B)	2007 Non-Qualified Stock Option Plan For Directors
	(C)	Form of Stock Option Award Agreement
21		Subsidiaries of the Registrant
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.

(A)	Incorporated by reference to the exhibit to registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007

(B)	Incorporated by reference to “Exhibit A” to the proxy statement/prospectus included in the registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007

(C)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007