Form 10-Q
period 2008-03-31
Bancorp of New Jersey, Inc.
filed 2008-05-15
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(Registrant’s former address)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2008 there were 4,988,999 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$1,626	$8,481
Interest bearing deposits	984	543
Federal funds sold	47,000	57,091

Total cash and cash equivalents	49,610	66,115

Restricted investment in bank stock, at cost	328	328
Securities available for sale	13,095	—
Securities held to maturity (fair value approximates $2,016 in 2008 and $2,014 in 2007, respectively)	1,999	1,996
Loans receivable	201,796	183,460
Deferred loan fees and unamortized costs, net	87	76
Less: allowance for loan losses	(2,070)	(1,912)

Net loans	199,813	181,624
Premises and equipment, net	8,310	8,300
Accrued interest receivable	926	613
Other assets	1,369	1,269

TOTAL ASSETS	$275,450	$260,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$24,012	$23,292
Savings and interest-bearing transaction accounts	68,006	55,645
Time deposits under $100	42,705	41,303
Time deposits $100 and over	93,092	92,701

Total deposits	227,815	212,941

Accrued interest payable and other liabilities	1,435	1,464

TOTAL LIABILITIES	229,250	214,405

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 4,987,571 shares at March 31, 2008; and 4,970,090 shares at December 31, 2007	45,976	45,689
Retained earnings	163	151
Accumulated other comprehensive income	61	—

TOTAL STOCKHOLDERS’ EQUITY	46,200	45,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$275,450	$260,245

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2007

	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,141	$1,743
Securities	85	161
Federal funds sold	502	61

TOTAL INTEREST INCOME	3,728	1,965

INTEREST EXPENSE
Savings and money markets	433	457
Time deposits	1,781	179
Short term borrowings	—	5

TOTAL INTEREST EXPENSE	2,214	641

NET INTEREST INCOME	1,514	1,324
Provision for loan losses	158	389

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,356	935
NONINTEREST INCOME — principally fees and service charges	64	19
NONINTEREST EXPENSE
Salaries and employee benefits	841	500
Occupancy and equipment expense	274	148
Other expenses	261	251

TOTAL NONINTEREST EXPENSE	1,376	899

Income before provision for income taxes	44	55
Income tax expense	32	27

NET INCOME	$12	$28

PER SHARE OF COMMON STOCK
Basic earnings	$0.00	$0.01

Diluted earnings	$0.00	$0.01

Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007 and the 2 for 1 stock split effective December 31, 2007.
See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12	$28
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	86	23
Provision for loan losses	158	389
Recognition of stock option expense	102	22
Fees earned from mortgage referrals	(4)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(313)	(153)
Increase in other assets	(100)	(126)
Decrease in other liabilities	(29)	(378)

NET CASH USED IN OPERATING ACTIVITIES	(88)	(195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(13,033)	—
Net increase in loans	(18,347)	(36,648)
Purchases of premises and equipment	(96)	(856)

NET CASH USED IN INVESTING ACTIVITIES	(31,476)	(37,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,874	20,661
Increase in federal funds purchased	—	10,452
Exercise of stock options	—	200
Exercise of warrants	185	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,059	31,313

Net decrease in cash and cash equivalents	(16,505)	(6,386)
Cash and cash equivalents, beginning of year	66,115	8,839

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,610	$2,453

Cash paid during the period for:

Interest	$1,950	$610

Income taxes	$80	$—

See accompanying notes to unaudited consolidated financial statements

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
The Company’s class of common stock has no par value. As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements have been reclassified into the Company’s consolidated financial statements.
These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months presented do not necessarily indicate the results that the Company will achieve for the 2008 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2008 presentation.
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. (See Note 9 Fair Value Measurements)

Organization
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
Note 2. Stockholders’ Equity and related transactions
The Company declared a 2 for 1 stock split during the fourth quarter of 2007. This split was payable on December 31, 2007. Earnings per share and all share data have been restated to reflect the effect of the 2007 stock split.
A 10% stock distribution was made during January, 2007 (the “2007 stock distribution”). Earnings per share and all share data have been restated to reflect the effect of the 2007 stock distribution
During 2007, the Company sold 43,478 shares of common stock at $11.50 per share, as adjusted for the 10% stock distribution and the 2 for 1 stock split, to one of its directors and certain of his family members for total proceeds of $500,000.
Note 3. Benefit Plans and Stock-Based Compensation
2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock, in each case as adjusted following our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split effective December 31, 2007. The option price per share is the market value of the Bank’s stock on the date of grant. The option price and number of shares underlying options outstanding on the date of our ten percent (10%) stock distribution in January 2007 and the December, 2007 2 for 1 stock split have been equitably adjusted to account for such stock distributions. At March 31, 2008, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 198,300 shares are outstanding at March 31, 2008.

Under the 2006 Stock Option Plan, there were a total of 120,200 unvested options at March 31, 2008, and approximately $314,000 remained to be recognized in expense in expense in less than three years. Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2008. During the three months ended March 31, 2007, there were 22,000 options exercised for total proceeds of $200,000.
2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At March 31, 2007, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued and are outstanding to non-employee directors of the Company at March 31, 2008.
Under the 2007 Director Plan, there were a total of 460,000 unvested options at March 31, 2008, and approximately $1,014,000 remained to be recognized in expense over approximately four years. No stock options were granted, exercised, or forfeited during the first three months of 2008 under the 2007 Director Plan.
In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $102,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively.

Note 4. Earnings Per Share.
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during that period.
Diluted earnings per share is calculated by dividing net income by the weighted average number of outstanding common shares and common share equivalents. Outstanding “common share equivalents” include options and warrants to purchase the Company’s common stock.
All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 stock distribution and the 2007 2 for 1 stock split. The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended
	March 31,
(In thousands except per share data)	2008	2007

Net income applicable to common stock	$12	$28
Weighted average number of common shares outstanding — basic	4,981	4,806

Basic earnings per share	$0.00	$0.01

Net income applicable to common stock	$12	$28
Weighted average number of common shares and common share equivalents — diluted	5,224	4,874

Diluted earnings per share	$0.00	$0.01

Stock options for 198,300 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2008 because they were anti-dilutive. Options to purchase 460,000 shares of common stock at a weighted average price of $11.50 and 836,202 warrants to purchase shares of common stock at a weighted average price of $10.91 per share were outstanding and were included in the computation of diluted earnings per share for the first quarter of 2008.
Options to purchase 102,300 shares of common stock at a weighted average price of $9.09 and 873,472 warrants to purchase shares of common stock at a weighted average price of $10.91 per share were outstanding and were included in the computation of diluted earnings per share for the first quarter of 2007.

Note 5. Comprehensive Income
          SFAS 130, “Reporting Comprehensive Income” requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period. Total comprehensive income is presented for the three month periods ended March 31, 2008, and 2007, respectively (in thousands) as follows:

	Three months ended March 31,
	2008	2007
Comprehensive Income

Net income	$12	$28

Unrealized holding gain(loss) on securities available for sale, net of taxes of $34 and $2 for 2008 and 2007, respectively	61	(3)

Total comprehensive income	$73	$25

Note 6. Securities Available for Sale and Investment Securities
          A summary of securities available for sale at March 31, 2008 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$13,000	95	—	$13,095
          The Company held no securities available for sale at December 31, 2007.

A summary of held to maturity securities at March 31, 2008 and at December 31, 2007 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value
Obligations of U.S. Treasury	$1,999	17	—	$2,016

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Obligations of U.S. Treasury	$1,996	18	—	$2,014
          Securities with an amortized cost of $1.9 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at March 31, 2008. Securities with an amortized cost of $1.9 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2007.
Note 7. Loans.
The components of the loan portfolio at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	March 31,	December 31,
	2008	2007

Real estate	$134,841	$123,335
Commercial	30,781	27,056
Credit lines	30,856	28,133
Consumer	5,318	4,936

	$201,796	$183,460

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

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended	Three months ended
	March 31,2008	March 31,2007

Balance at beginning of period	$1,912	$866
Provision charged to expense	158	389
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$2,070	$1,255

There were no impaired loans at March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, the Bank also had no non-accrual loans or non-performing loans.
Note 8. Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2008, the Bank had $880 thousand of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.
Note 9. Fair Value Measurements
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
     A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.
     In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

     Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
At March 31, 2008, the Company did not have any trading securities, derivative financial instruments, or impaired loans which would require measurement at fair value.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$—	$13,095	$—	$13,095
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company had no financial assets and financial liabilities measured at fair value on a non-recurring basis at March 31, 2008.
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not impact the Company’s financial statements.
Note 10. Recent Accounting Pronouncements
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
Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 became effective January 1, 2008 and did not have a material impact on the consolidated financial statements.
Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the Securities and Exchange Commission staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the Company’s financial statements.

ITEM 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted for the effect of the 2007 stock distribution and the 2007 2 for 1 stock split.
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
     In addition to the factors we disclose elsewhere in this document, the following factors, among others, could cause our actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in our markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; customer acceptance of our products and services; credit risks of lending activities; changes in the conditions of the capital markets in general and in the capital markets for financial institutions; and the extent and timing of legislative and regulatory actions and reforms; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission or in other generally disseminated documents.
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
Allowance for Loan Losses
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition. Management believes that the allowance for loan losses is maintained at an adequate level to provide for losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.
Deferred Income Taxes
We recognize deferred tax assets and liabilities for future tax effects of temporary differences between financial and tax reporting. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all of part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable amount.

Results of Operations
First Quarter, 2008 compared to First Quarter, 2007
     Our results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salaries and employee benefits, occupancy and equipment expense, and other expenses.
Net Income
     Net income for the first quarter of 2008 was $12 thousand compared to net income of $28 thousand for the first quarter of 2007. In comparison to the first quarter of 2007, the first quarter of 2008 included an increase in interest expense of approximately $1.6 million and an increase in non-interest expense of approximately $477 thousand. These increases reflect increased interest bearing deposit accounts and balances, resulting from continued growth of the Bank and the opening of 3 branches during the second half of 2007.
     On a per share basis, basic and diluted earnings per share were less than $0.01 for the first quarter of 2008 as compared to basic and diluted loss per share of $0.01 for the first quarter of 2007. All per share data has been restated to reflect the ten percent stock distribution paid to shareholders during January, 2007 as well as the 2 for 1 stock split effective December 31, 2007.
Net Interest Income
     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate earned or paid on them. During the first quarter of 2008, net interest income reached $1.5 million from $1.3 million during the first quarter 2007, primarily due to our continued growth.
Provision for Loan Losses
     The provision for loan losses was $158 thousand for the three months ended March 31, 2008 as compared to $389 thousand for the three months ended March 31, 2007. This decrease in the provision during the first quarter of 2008 is reflective of continued, but slower, loan growth. The quarterly provision amounts are primarily related to the production and closing of loans during the period.
Non-interest Income
     Non-interest income, primarily service fees, reached $64 thousand during the quarter ended March 31, 2008 compared to $19 thousand for the quarter ended March 31, 2007. As these fees are related, primarily, to deposits accounts, the increase between periods is reflective of the deposit growth, customer activity, and a greater focus on our part to increase non-interest income.

Non-interest Expense
     Non-interest expense increased from $899 thousand in the first quarter of 2007 to $1.4 million in the first quarter of 2008, an increase of approximately $477 thousand. The increase during the three month period is reflective of salaries and employee benefits costs increasing as well as occupancy and equipment expense increasing as a result of the opening of 3 additional branch locations in Bergen County, NJ during the second half of 2007.
Income Tax Expense
     The income tax provision reached $32 thousand for the quarter ended March 31, 2008 as compared to $27 thousand for the quarter ended March 31, 2007. This increase is primarily due to increased permanent differences between financial and tax reporting between first quarter 2008 and first quarter 2007. These non-deductible permanent tax differences are related to the recognition of stock option expense as is required under SFAS 123-R.
FINANCIAL CONDITION
     Total consolidated assets increased $15.2 million, or 5.8%, from $260.2 million at December 31, 2007 to $275.5 million at March 31, 2008. Total deposits increased from $212.9 million on December 31, 2007 to $227.8 million on March 31, 2008, an increase of $14.9 million, or 7.0%. Total loans increased from $183.5 million at December 31, 2007 to $201.8 million at March 31, 2008, an increase of $18.3 million, or 10%.
Loans
Our loan portfolio is the primary component of our assets. Total loans increased by 10% since year end to reach $201.8 million at March 31, 2008. At December 31, 2007, our total loans, excluding net deferred fees and costs, were approximately $183.5 million. This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have similar opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to continued and recent consolidation of banking institutions within our market. We maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.
Our loan portfolio consists of commercial loans, real estate loans, and consumer loans. Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property owned or being purchased by the borrowers.

Our loans are primarily to businesses and individuals located in Bergen County, New Jersey. We have not made loans to borrowers outside of the United States. We have not made any sub-prime loans. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of prudent lending, customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Further, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers.
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
Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, accruing loans that are 90 days past due, and other real estate owned. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.
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
At March 31, 2008 and December 31, 2007, we had no non-performing assets and no information about possible credit problems of borrowers which would cause us to have serious doubts as to the ultimate ability to collect their loans. While we do attempt to minimize credit risk, these conditions are primarily attributable to our limited operating history.
As of March 31, 2008 and December 31, 2007, there were no concentrations of loans exceeding 10% of our total loans and we had no foreign loans. Furthermore, our loan portfolio does not contain any sub-prime loans. Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.

Investment Securities
Securities held to maturity remained level at approximately $1.9 million at December 31, 2007 and March 31, 2008, while securities held as available for sale (“AFS”) experienced an increase of approximately $13 million during the period. This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.
Deposits
Deposits are currently our primary source of funds. Total deposits increased from $212.9 million on December 31, 2007 to $227.8 million on March 31, 2008, an increase of $14.9 million, or 7%. This deposit growth continues to be accomplished primarily through the combined effect of referrals from the members of the board of directors, shareholders and management, as well as selective marketing and promotion by our management and staff.
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
Our total deposits equaled $227.8 million at March 31, 2008 as compared to $212.9 million at December 31, 2007.
Through the investment portfolio, we will seek to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while maintaining liquidity. Through our investment portfolio, we also attempt to manage our maturity gap by seeking maturities of investments which coincide with maturities of deposits. The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and liquidity needs. During the second quarter of 2007, we sold most of our available for sale portfolio in order to support loan demand..
During 2007, we were both a seller and a purchaser of federal funds at different times of the year. We were a seller of federal funds for the March 31, 2008 period. As of March 31, 2008, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There are no amounts outstanding under either facility at March 31, 2008.
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
     The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2008, as well as the applicable minimum ratios:

		Minimum
	March 31,	Regulatory
	2008	Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	22.94%	4.0%
Total Capital Ratio	23.97%	8.0%
Leverage Ratio	17.02%	8.0%
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Changes in internal controls over financial reporting.
     There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A.Risk Factors
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 26.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: May 15, 2008	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
President and Chief Executive Officer

	By:	/s/ Michael Lesler
Michael Lesler
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications