Form 10-Q
period 2008-06-30
Bancorp of New Jersey, Inc.
filed 2008-08-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2008 there were 5,036,747 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$1,382	$8,481
Interest bearing deposits	654	543
Federal funds sold	16,238	57,091

Total cash and cash equivalents	18,274	66,115

Restricted investment in bank stock, at cost	346	328
Securities available for sale	23,780	—
Securities held to maturity (fair value of $2,014 at December 31, 2007)	—	1,996
Loans receivable	206,917	183,460
Deferred loan fees and unamortized costs, net	99	76
Less: allowance for loan losses	(2,137)	(1,912)

Net loans	204,879	181,624
Premises and equipment, net	8,238	8,300
Accrued interest receivable	1,161	613
Other assets	1,626	1,269

TOTAL ASSETS	$258,304	$260,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$26,663	$23,292
Savings and interest-bearing transaction accounts	65,157	55,645
Time deposits under $100	39,334	41,303
Time deposits $100 and over	79,423	92,701

Total deposits	210,577	212,941

Accrued interest payable and other liabilities	1,180	1,464

TOTAL LIABILITIES	211,757	214,405

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,019,269 shares at June 30, 2008; and 4,970,090 shares at December 31, 2007	46,412	45,689
Retained earnings	265	151
Accumulated other comprehensive loss	(130)	—

TOTAL STOCKHOLDERS’ EQUITY	46,547	45,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,304	$260,245

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2008	2007

	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,158	$2,334
Securities	229	54
Federal funds sold	143	3

TOTAL INTEREST INCOME	3,530	2,391

INTEREST EXPENSE
Savings and money markets	305	459
Time deposits	1,557	331
Short term borrowings	—	113

TOTAL INTEREST EXPENSE	1,862	903

NET INTEREST INCOME	1,668	1,488
Provision for loan losses	67	239

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,601	1,249
NONINTEREST INCOME — principally fees and service charges	81	41
NONINTEREST EXPENSE
Salaries and employee benefits	817	531
Occupancy and equipment expense	275	174
Data processing	80	39
Professional fees	148	227
Other expenses	183	33

TOTAL NONINTEREST EXPENSE	1,503	1,004

Income before provision for income taxes	179	286
Income tax expense	77	80

NET INCOME	$102	$206

PER SHARE OF COMMON STOCK
Basic earnings	$0.02	$0.04

Diluted earnings	$0.02	$0.04

Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007 and the 2 for 1 stock split effective December 31, 2007.
See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,
	2008	2007

	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$6,301	$4,077
Securities	319	215
Federal funds sold	639	64

TOTAL INTEREST INCOME	7,259	4,356

INTEREST EXPENSE
Savings and money markets	738	916
Time deposits	3,339	510
Short term borrowings	—	118

TOTAL INTEREST EXPENSE	4,077	1,544

NET INTEREST INCOME	3,182	2,812
Provision for loan losses	225	628

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,957	2,184
NONINTEREST INCOME — principally fees and service charges	145	60
NONINTEREST EXPENSE
Salaries and employee benefits	1,658	1,031
Occupancy and equipment expense	549	322
Data processing	147	75
Professional fees	208	364
Other expenses	672	111

TOTAL NONINTEREST EXPENSE	2,879	1,903

Income before provision for income taxes	223	341
Income tax expense	109	107

NET INCOME	$114	$234

PER SHARE OF COMMON STOCK
Basic earnings	$0.02	$0.05

Diluted earnings	$0.02	$0.05

Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007 and the 2 for 1 stock split effective December 31, 2007.
See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114	$234
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	170	69
Provision for loan losses	225	628
Recognition of stock option expense	193	43
Fees earned from mortgage referrals	(9)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(548)	(49)
Increase in other assets	(357)	(187)
Decrease in other liabilities	(284)	(371)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(496)	367

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(23,905)	—
Purchases of investment in bank stock	(18)	—
Sales of securities available for sale		9,560
Maturities of securities held to maturity	2,000	—
Net increase in loans	(23,480)	(60,484)
Purchases of premises and equipment	(108)	(2,361)

NET CASH USED IN INVESTING ACTIVITIES	(45,511)	(53,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)increase in deposits	(2,364)	38,841
Increase in federal funds purchased	—	7,127
Exercise of stock options	—	200
Exercise of warrants	530	56

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,834)	46,224

Net decrease in cash and cash equivalents	(47,841)	(6,694)
Cash and cash equivalents, beginning of year	66,115	8,839

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,274	$2,145

Cash paid during the period for:
Interest	$4,149	$1,403

Income taxes	$263	$342

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
     Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements include the accounts of Bancorp of New Jersey, Inc., (the “Company”) and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”). These financial statements include the effect of the holding company reorganization which took place on July 31, 2007 pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held on July 19, 2007.
The holding company reorganization is accounted for as a reorganization under common control and the assets, liabilities, and stockholders’ equity of the Bank immediately prior to the holding company reorganization have been carried forward on the Company’s consolidated financials statements at the amounts carried on the Bank’s books at the effective date of the holding company reorganization. The consolidated capitalization, assets, liabilities, results of operations and other financial data of the Company immediately following the reorganization were substantially the same as those of the Bank immediately prior to the holding company reorganization. Accordingly, these unaudited consolidated financial statements of the Company include the Bank’s historical recorded values.
The Company’s class of common stock has no par value. As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements have been reclassified into the Company’s consolidated financial statements.
These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three month and the six month periods presented do not necessarily indicate the results that the Company will achieve for the 2008 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2008 presentation.
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. (See Note 9. Fair Value Measurements.)

     Organization
The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank is a community bank which provides a full range of banking services to individuals and corporate customers in New Jersey. Both the Company and the Bank are subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities. The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions. The Bank’s focus is on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve its customers and expand it market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone and internet banking. The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
Note 2. Stockholders’ Equity and related transactions
The Company declared a 2 for 1 stock split during the fourth quarter of 2007 (the “2007 stock split”). This split was payable on December 31, 2007. Earnings per share and all share data have been restated to reflect the effect of the 2007 stock split.
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
During the six month periods ended June 30, 2008, approximately $1.1 million of warrants were exercised. During the six months ended June 30, 2007, approximately $27 thousand of warrants were exercised.
Note 3. Benefit Plans and Stock-Based Compensation
     2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock, in each case as adjusted for the 2007 stock split and the 2007 stock distribution. The option price per share is the market value of the Bank’s stock on the date of grant. The option price and number of shares underlying options outstanding on the date of the 2007 stock split and the 2007 stock distribution have been equitably adjusted to account for such events. At

June 30, 2008, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 188,900 shares are outstanding at June 30, 2008.
Under the 2006 Stock Option Plan, there were a total of 110,800 unvested options at June 30, 2008, and approximately $295,000 remained to be recognized in expense in expense over approximately the next four years. Under the 2006 Stock Option Plan, no options were granted or exercised during the first six months of 2008. There were approximately 9,400 options forfeited during the period. During the six months ended June 30, 2007, there were 22,000 options exercised for total proceeds of $200,000. There were no options granted or forfeited during the first six months of 2007.
     2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At June 30, 2008, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued and are outstanding to non-employee directors of the Company at June 30, 2008.
Under the 2007 Director Plan, there were a total of 460,000 unvested options at June 30, 2008, and approximately $925,000 remained to be recognized in expense over approximately four remaining years. No stock options were granted, exercised, or forfeited during the first six months of 2008 under the 2007 Director Plan.
In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $90,000 and $18,000 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, respectively, share based compensation totaled $193,000 and $24,000.

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
All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 stock distribution and the 2007 stock split. The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended June 30,
(In thousands except per share data)	2008	2007

Net income applicable to common stock	$102	$206
Weighted average number of common shares outstanding — basic	4,995	4,826

Basic earnings per share	$0.02	$0.04

Net income applicable to common stock	$102	$206
Weighted average number of common shares and common share equivalents — diluted	5,351	4,878

Diluted earnings per share	$0.02	$0.04

Non-qualified options to purchase 460,000 shares of common stock at a weighted average price of $11.50; 804,832 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the second quarter of 2008.
Options to purchase 102,300 shares of common stock at a weighted average price of $9.09 and 873,472 warrants to purchase shares of common stock at a weighted average price of $10.91 per share were included in the computation of diluted earnings per share for the second quarter of 2007.

The following schedule shows earnings per share for the six month periods presented:

	For the Six Months Ended June 30,
(In thousands except per share data)	2008	2007

Net income applicable to common stock	$114	$234
Weighted average number of common shares outstanding — basic	4,988	4,816

Basic earnings per share	$0.02	$0.05

Net income applicable to common stock	$114	$234
Weighted average number of common shares and common share equivalents — diluted	5,267	4,888

Diluted earnings per share	$0.02	$0.05

Non-qualified options to purchase 460,000 shares of common stock at a weighted average price of $11.50; 804,832 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the six months ended June 30, 2008.
Options to purchase 102,300 shares of common stock at a weighted average price of $9.09 and 873,472 warrants to purchase shares of common stock at a weighted average price of $10.91 per share were included in the computation of diluted earnings per share for the six months ended June 30, 2007.

Note 5. Comprehensive Income
     SFAS 130, “Reporting Comprehensive Income” requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period. Total comprehensive income is presented for the period ended June 30, 2008(in thousands) as follows:

	Six months ended June 30,
	2008	2007
Comprehensive Income

Net income	$114	$234

Unrealized holding loss on securities available for sale, net of taxes of $90 and $15 for 2008 and 2007, respectively	(130)	(39)

Total comprehensive (loss)income	$(16)	$195

Note 6. Securities Available for Sale and Investment Securities
     A summary of securities available for sale at June 30, 2008 is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2008	Amortized Cost	Gains	Losses	Value

Government Sponsored Enterprise obligations	$24,000	$13	$(233)	$23,780
     Management has evaluated the securities in the table above and has concluded that none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the types of securities including if the securities were US government issued and the credit ratings of the securities. The securities that are in an unrealized loss position are in a loss position because of a change in interest rates since the securities were purchased. These securities consist only of US government sponsored agencies obligations.
     The Company held no securities in the available for sale category at December 31, 2007.
The Company held no securities in the held to maturity category at June 30, 2008. A summary of held to maturity securities at December 31, 2007 is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
December 31, 2007	Amortized Cost	Gains	Losses	Value

Obligations of U.S. Treasury	$1,996	$18	—	$2,014
Available for sale securities with an amortized cost of $2.0 million, and a fair value of $1.96 million, were pledged to secure public funds on deposit at June 30, 2008. Held to maturity securities with an amortized cost of $1.9 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2007.

Note 7. Loans.
The components of the loan portfolio at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30,	December 31,
	2008	2007

Real estate	$136,795	$123,335
Commercial	31,891	27,056
Credit lines	33,520	28,133
Consumer	4,711	4,936

	$206,917	$183,460

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

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007

Balance at beginning of period	$2,070	$1,255
Provision charged to expense	67	239
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$2,137	$1,494

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007

Balance at beginning of period	$1,912	$866
Provision charged to expense	225	628
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$2,137	$1,494

There were no impaired loans at June 30, 2008 and December 31, 2007. As of June 30, 2008 and December 31, 2007, the Bank also had no non-accrual loans or non-performing loans.

Note 8. Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2008, the Bank had $940 thousand of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.
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
At June 30, 2008, the Company did not have any trading securities, derivative financial instruments, or impaired loans which would require measurement at fair value.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$—	$23,780	$—	$23,780
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company had no financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2008.
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
Note 11. Subsequent Event
On July 24, 2008, the Bank acquired a bank location at 320 Haworth Avenue, Haworth, NJ. The purchase price was approximately $1.85 million. This location will be the Bank’s fifth location.

ITEM 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted for the effect of the 2007 stock distribution and the 2007 stock split.
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

Results of Operations
Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and 2007
     Our results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salaries and employee benefits, occupancy and equipment expense, and other expenses.
Net Income
     Net income for the second quarter of 2008 was $102 thousand compared to net income of $206 thousand for the second quarter of 2007. In comparison to the second quarter of 2007, the second quarter of 2008 included an increase in interest expense of approximately $959 thousand and an increase in non-interest expense of approximately $499 thousand. These increases reflect increased interest bearing deposit accounts and balances, resulting from continued growth of the Bank and the expansion of our branch network by opening of 3 branches during the second half of 2007.
     Net income for the six months ended June 30, 2008 was $114 compared to net income of $234 thousand for the six months ended June 30, 2007. The first six months of 2008 included an additional $2.5 million of interest expense related to interest bearing deposit growth and an additional $976 of non-interest expense related to the expansion of our branch network.
     On a per share basis, basic and diluted earnings per share were $0.02 for the second quarter of 2008 as compared to basic and diluted earnings per share of $0.04 for the second quarter of 2007. Basic and diluted earnings per share were $0.02 for the six months ended June 30, 2008 as compared to basic and diluted earnings per share of $0.05 for the six months ended June 30, 2007. All per share data has been restated to reflect the 2007 stock distribution and the 2007 stock split.
Net Interest Income
     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate earned or paid on them. For both the three month period and the six month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees. During the second quarter of 2008, net interest income reached $1.7 million from $1.5 million during the second quarter of 2007 primarily as a result of loan growth during the period. Total income increased by approximately 47.6% to $3.5 million for the quarter ended June 30, 2008 from $2.4 million for the quarter ended June 30, 2007.
     During the six months ended June 30, 2008, net interest income reached $3.1 million compared to $2.8 million for the six months ended June 30, 2007. This increase is also attributable to the 66.6% increase in interest income from loans, including fees. Total income reached $7.3 million for the six months ended June 30, 2008 from $4.4 million for the six months ended June 30, 2007.

Provision for Loan Losses
     The provision for loan losses was $67 thousand for the three months ended June 30, 2008 as compared to $239 thousand for the three months ended June 30, 2007. During the six months ended June 30, 2008, the provision for loan losses was $225 thousand as compared to $628 thousand during the six months ended June 30, 2007. For both the three month and the six month periods, the decreased provision is reflective of continued, but slower, loan growth.
Non-interest Income
     Non-interest income, which was primarily attributable to service fees, reached $81 thousand during the quarter ended June 30, 2008 compared to $41 thousand for the quarter ended June 30, 2007. for the six months ended June 30, 2008, non-interest income reached $145 thousand as compared to $60 thousand for the six months ended June 30, 2007. As these fees are related, primarily, to deposits accounts, the increase between periods is reflective of increased customer activity and a greater focus on our part to increase non-interest income.
Non-interest Expense
     Non-interest expense reached $1.5 million during the second quarter of 2008 compared to $1.0 million in the second quarter of 2007, an increase of approximately $500 thousand. During the six months ended June 30, 2008, non-interest expense reached approximately $2.9 million from approximately $1.9 million for the six months ended June 30, 2007. These increases during the three month period and the six month period are reflective of salaries and employee benefits costs increasing as well as occupancy and equipment expense increasing as a result of the opening of 3 additional branch locations in Bergen County, NJ during the second half of 2007.
Income Tax Expense
     The income tax provision reached $77 thousand for the quarter ended June 30, 2008 as compared to $80 thousand for the quarter ended June 30, 2007. For the six months ended June 30, 2008, income tax expense reached $109 thousand as compared to $107 thousand for the six months ended June 30, 2007. The income tax provisioning is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting. These permanent tax differences include the recognition of non-deductible stock option expense as required under SFAS 123-R.
FINANCIAL CONDITION
     Total consolidated assets decreased $1.9 million, or less than 1%, from $260.2 million at December 31, 2007 to $258.3 million at June 30, 2008. Total deposits decreased from $212.9 million on December 31, 2007 to $210.6 million on June 30, 2008, a decrease of $2.4 million, or 1.1%. Loans receivable, or “total loans,” increased from $183.5 million at December 31, 2007 to $206.9 million at June 30, 2008, an increase of $23.4 million, or 12.8%.

Loans
Our loan portfolio is the primary component of our assets. Total loans increased by 12.8% since year end to reach $206.9 million at June 30, 2008. At December 31, 2007, our total loans were approximately $183.5 million. While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have similar opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to continued and recent consolidation of banking institutions within our market. We maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.
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
Our loans are primarily to businesses and individuals located in Bergen County, New Jersey. We have not made loans to borrowers outside of the United States. We continue to focus on conservative lending practices. We have not made any sub-prime loans. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of prudent lending, customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Further, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers.
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
At June 30, 2008 and December 31, 2007, we had no non-performing assets and no information about possible credit problems of borrowers which would cause us to have serious doubts as to the ultimate ability to collect their loans. While we do attempt to minimize credit risk, these conditions are primarily attributable to our limited operating history.
As of June 30, 2008 and December 31, 2007, there were no concentrations of loans exceeding 10% of our total loans and we had no foreign loans. Furthermore, our loan portfolio does not contain any sub-prime loans. Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.
Investment Securities
Securities held as available for sale (“AFS”) were approximately $23.8 million at June 30, 2008 compared to no AFS securities at December 31, 2007. This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold. Securities held to maturity which represented approximately $1.9 million at December 31, 2007 decreased by that amount due to maturity during the period. At June 30, 2008, there were no held to maturity securities.
Deposits
Deposits remain our primary source of funds. Total deposits decreased from $212.9 million on December 31, 2007 to $210.6 million on June 30, 2008, a decrease of $2.4 million, or 1.1%. This decrease is directly attributable to a decrease in high-yield certificates of deposit, which we priced and marketed less aggressively, as we focused on deposit products with a lower cost.
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
Our total deposits equaled $210.6 million at June 30, 2008 as compared to $212.9 million at December 31, 2007.
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

We were a seller of federal funds for the six-month period ended June 30, 2008. As of June 30, 2008, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There are no amounts outstanding under either facility at June 30, 2008.
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
The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2008, as well as the applicable minimum ratios:

		Minimum
	June 30,	Regulatory
	2008	Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	23.17%	4.0%
Total Capital Ratio	24.24%	8.0%
Leverage Ratio	17.48%	8.0%
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A.Risk Factors
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Securities Holders
At the Company’s Annual Meeting held on May 22, 2008, the election of directors was voted upon by the stockholders of the Company. The directors were elected to hold offices until the 2009, 2010, and 2011 annual meetings. The results of the elections were as follows:

	YEAR TERM
DIRECTOR NAME	EXPIRES	VOTES FOR	WITHHHELD
Michael Bello	2009	3,061,608	0
Jay Blau	2009	3,061,608	0
Albert F. Buzzetti	2009	3,061,608	0
Albert L. Buzzetti	2009	3,061,608	0
Gerald A. Calabrese, Jr.	2009	3,055,998	5,610
Stephen Crevani	2009	3,061,058	550
John K. Daily	2010	3,061,608	0
Armand Leone, Jr	2010	3,061,608	0
Anthony LoConte	2010	3,061,608	0
Carmelo Luppino	2010	3,058,198	3,410
Rosario Luppino	2010	3,057,098	4,510
Howard Mann	2010	3,061,168	440
Josephine Mauro	2011	3,061,168	440
Joel P. Paritz	2011	3,061,058	550
Christopher Shaari	2011	3,061,608	0
Anthony Siniscalchi	2011	3,056,658	4,950
Mark Sokolich	2011	3,055,558	6,050
Diane M. Spinner	2011	3,061,608	0
At the Annual Meeting, there were 1,925,961 shares which were not voted. There were no broker non-votes.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 30.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: August 14, 2008	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
President and Chief Executive Officer

	By:	/s/ Michael Lesler
Michael Lesler
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications