Form 10-Q
period 2008-09-30
Bancorp of New Jersey, Inc.
filed 2008-11-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2008 there were 5,064,907 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS

Cash and due from banks	$3,218	$8,481
Interest bearing deposits	223	543
Federal funds sold	18,884	57,091

Total cash and cash equivalents	22,325	66,115

Restricted investment in bank stock, at cost	346	328
Securities available for sale	16,936	—
Securities held to maturity (fair value of $2,014 at December 31, 2007)	—	1,996

Loans receivable	220,668	183,460
Deferred loan fees and unamortized costs, net	94	76
Less: allowance for loan losses	(2,225)	(1,912)

Net loans	218,537	181,624
Premises and equipment, net	10,178	8,300
Accrued interest receivable	1,174	613
Other assets	1,574	1,269

TOTAL ASSETS	$271,070	$260,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$25,278	$23,292
Savings and interest-bearing transaction accounts	65,957	55,645
Time deposits under $100	40,224	41,303
Time deposits $100 and over	91,078	92,701

Total deposits	222,537	212,941

Accrued interest payable and other liabilities	1,035	1,464

TOTAL LIABILITIES	223,572	214,405

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,064,797shares at September 30, 2008; and 4,970,090 shares at December 31, 2007	47,032	45,689
Retained earnings	504	151
Accumulated other comprehensive loss	(38)	—

TOTAL STOCKHOLDERS’ EQUITY	47,498	45,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,070	$260,245

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2008	2007

	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,236	$2,839
Securities	238	25
Federal funds sold	69	22

TOTAL INTEREST INCOME	3,543	2,886

INTEREST EXPENSE
Savings and money markets	271	493
Time deposits	1,406	606
Short term borrowings	11	143

TOTAL INTEREST EXPENSE	1,688	1,242

NET INTEREST INCOME	1,855	1,644
Provision for loan losses	88	278

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,767	1,366
NONINTEREST INCOME — principally fees and service charges	57	46
NONINTEREST EXPENSE
Salaries and employee benefits	840	645
Occupancy and equipment expense	289	224
Data processing	72	48
Professional fees	63	57
Other expenses	142	138

TOTAL NONINTEREST EXPENSE	1,406	1,112

Income before provision for income taxes	418	300
Income tax expense(benefit)	179	(144)

NET INCOME	$239	$444

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.05	$0.09
Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007 and the 2 for 1 stock split effective December 31, 2007.
See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share data)

INTEREST INCOME
Loans, including fees	$9,536	$6,916
Securities	545	240
Federal funds sold	715	86

TOTAL INTEREST INCOME	10,801	7,242

INTEREST EXPENSE
Savings and money markets	1,009	1,409
Time deposits	4,744	1,116
Short term borrowings	12	261

TOTAL INTEREST EXPENSE	5,765	2,786

NET INTEREST INCOME	5,036	4,456
Provision for loan losses	313	906

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,723	3,550
NONINTEREST INCOME — principally fees and service charges	202	106
NONINTEREST EXPENSE
Salaries and employee benefits	2,498	1,676
Occupancy and equipment expense	838	546
Data processing	219	124
Professional fees	269	293
Other expenses	461	376

TOTAL NONINTEREST EXPENSE	4,285	3,015

Income before provision for income taxes	640	641
Income tax expense(benefit)	287	(37)

NET INCOME	$353	$678

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.07	$0.14
Share data has been adjusted to reflect the 10% stock distribution paid during January, 2007 and the 2 for 1 stock split effective December 31, 2007.
See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2008	2007

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$353	$678
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	255	109
Provision for loan losses	313	906
Recognition of stock option expense	298	58
Net gain from securities transactions	(1)	—
Fees earned from mortgage referrals	(15)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(561)	(472)
Increase in other assets	(305)	(582)
Decrease in other liabilities	(429)	(477)
X
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(92)	220

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(23,960)	—
Purchases of investment in bank stock	(18)	—
Proceeds from sales or calls of securities available for sale	7,000	9,557
Maturities of securities held to maturity	2,000	—
Net increase in loans	(37,226)	(86,931)
Purchases of premises and equipment	(2,133)	(3,491)

NET CASH USED IN INVESTING ACTIVITIES	(54,337)	(80,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,596	68,212
Increase in federal funds purchased	—	6,000
Issuance of common stock	—	500
Exercise of stock options	230	200
Exercise of warrants	813	566

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,639	75,478

Net decrease in cash and cash equivalents	(43,790)	(5,167)
Cash and cash equivalents, beginning of year	66,115	8,839

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,325	$3,672

Cash paid during the period for:
Interest	$6,291	$2,423
Income taxes	$372	$679

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
These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three month and the nine month periods presented do not necessarily indicate the results that the Company will achieve for the 2008 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2008 presentation.
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
During the nine month period ended September 30, 2008, approximately $813 thousand representing approximately 75,000 warrants were exercised. During the nine months ended September 30, 2007, approximately $566 thousand representing approximately 52,000 warrants were exercised.
Note 3. Benefit Plans and Stock-Based Compensation
2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock, in each case as adjusted for the 2007 stock split and the 2007 stock distribution. The option price per share is the market value of the Bank’s stock on the date of grant. The option price and number of shares underlying options outstanding on the date of the 2007 stock split and the 2007 stock distribution have been equitably adjusted to account for such events. At

September 30, 2008, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 188,900 shares are outstanding at September 30, 2008.
Under the 2006 Stock Option Plan, there were a total of 110,800 unvested options at September 30, 2008 with an average fair value of approximately $309,000 and approximately $274,000 remained to be recognized in expense over approximately the next four years. Under the 2006 Stock Option Plan, no options were granted or exercised during the first nine months of 2008. There were approximately 9,400 options forfeited during the period. During the nine months ended September, 2007, there were 22,000 options exercised for total proceeds of $200,000. There were no options granted or forfeited during the first nine months of 2007.
2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At September 30, 2008, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued and approximately 440,000 are outstanding to non-employee directors of the Company at September 30, 2008. During the quarter ended September 30, 2008, approximately 100,000 options vested and approximately 20,000 of the vested options were exercised during the period for total proceeds of approximately $230 thousand. No options were granted or forfeited during the first nine months of 2008.
Under the 2007 Director Plan, there were a total of approximately 360,000 unvested options at September 30, 2008 with an average fair value of approximately $914,000 and approximately $841,000 remained to be recognized in expense over approximately four remaining years.
In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $105,000 and $18,000 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, respectively, share based compensation totaled $298,000 and $59,000.
The aggregate intrinsic value of options outstanding as of September 30, 2008 under the 2006 Stock Option Plan was approximately $127 thousand. The aggregate intrinsic value of options outstanding as of September 30, 2008 under the 2007 Director Plan was $0 as the exercise price exceeded the market value.

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
All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 stock distribution and the 2007 stock split. The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended
	September 30,
(In thousands except per share data)	2008	2007
Net income applicable to common stock	$239	$444
Weighted average number of common shares outstanding — basic	5,048	4,850

Basic earnings per share	$0.05	$0.09

Net income applicable to common stock	$239	$444
Weighted average number of common shares and common share equivalents — diluted	5,143	4,912

Diluted earnings per share	$0.05	$0.09

Non-qualified options to purchase 440,000 shares of common stock at a weighted average price of $11.50; 778,972 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the third quarter of 2008.
Options to purchase 102,300 shares of common stock at a weighted average price of $9.09 and 906,702 warrants to purchase shares of common stock at a weighted average price of $10.91 per share were included in the computation of diluted earnings per share for the third quarter of 2007.

     The following schedule shows earnings per share for the nine month periods presented:

	For the Nine Months Ended
	September 30,
(In thousands except per share data)	2008	2007
Net income applicable to common stock	$353	$678
Weighted average number of common shares outstanding — basic	5,008	4,828

Basic earnings per share	$0.07	$0.14

Net income applicable to common stock	$353	$678
Weighted average number of common shares and common share equivalents — diluted	5,077	4,884

Diluted earnings per share	$0.07	$0.14

Non-qualified options to purchase 440,000 shares of common stock at a weighted average price of $11.50; 778,972 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the nine months ended September 30, 2008.
Options to purchase 102,300 shares of common stock at a weighted average price of $9.09 and 906,702 warrants to purchase shares of common stock at a weighted average price of $10.91 per share were included in the computation of diluted earnings per share for the nine months ended September 30, 2007.

Note 5. Comprehensive Income
     SFAS 130, “Reporting Comprehensive Income” requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period. Total comprehensive income is presented for the nine month periods ended September 30, 2008 and 2007(in thousands) as follows:

	Nine months ended September 30,
	2008	2007
Comprehensive Income

Net income	$353	$678

Unrealized holding loss on securities available for sale, net of taxes of $24 and $15 for 2008 and 2007, respectively	(38)	(39)

Total comprehensive income	$315	$639

Note 6. Securities Available for Sale and Investment Securities
A summary of securities available for sale at September 30, 2008 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2008	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$17,000	$9	$(73)	$16,936
Management has evaluated the securities in the table above and has concluded that none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the types of securities, including if the securities were US government issued, and the credit ratings of the securities. The securities that are in an unrealized loss position are in a loss position because of a change in interest rates since the securities were purchased. These securities consist only of US government sponsored agencies obligations.
The Company held no securities in the available for sale category at December 31, 2007.
The Company held no securities in the held to maturity category at September 30, 2008. A summary of held to maturity securities at December 31, 2007 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Obligations of U.S. Treasury	$1,996	$18	—	$2,014
Available for sale securities with an amortized cost of $2.0 million, and a fair value of $1.9 million, were pledged to secure public funds on deposit at September 30, 2008. Held to maturity securities with an amortized cost of $1.9 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2007.

Note 7. Loans.
The components of the loan portfolio at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30,	December 31,
	2008	2007
Real estate	$149,835	$123,335
Commercial	31,889	27,056
Credit lines	34,440	28,133
Consumer	4,504	4,936

	$220,668	$183,460

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

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
Balance at beginning of period	$2,137	$1,494
Provision charged to expense	88	278
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$2,225	$1,772

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Balance at beginning of period	$1,912	$866
Provision charged to expense	313	906
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$2,225	$1,772

As of September 30, 2008, the Bank had one non-accrual residential mortgage loan of approximately $2.0 million compared to none at December 31, 2007. If interest had been accrued, such income would have been approximately $56 thousand for the period ended September 30, 2008. This loan was considered impaired and was evaluated in accordance with SFAS No.114 “Accounting by Creditors for Impairment of a Loan.” After evaluation, a specific reserve was not deemed necessary. At December 31, 2007, the Bank had no non-accrual loans or non-performing loans.

Note 8. Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2008, the Bank had $622 thousand of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.
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
SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
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
Impaired Loans. The impaired loan is reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs.
At September 30, 2008, the Company did not have any trading securities or derivative financial instruments which would require measurement at fair value.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair
	Inputs	Inputs	Inputs	Value

Securities available for sale	$—	$16,936	$—	$16,936
Impaired loans	$—	$—	$1,997	$1,997
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company had no financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2008.
Effective January 1, 2008, the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” permit the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not impact the Company’s financial statements.

Note 10. Recent Accounting Pronouncements
FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.
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
In February 2008, the FASB issued a FASB Staff Position (“FSP”) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. Although it is not expected to have a material impact, the Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (Statement 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Although it is not expected to have a material impact, the Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, to remove the GAAP hierarchy from its auditing standards. The hierarchical guidance provided by SFAS No. 162 is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented. Early adoption is prohibited. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.
In June 2008, the EITF of the FASB discussed public comments received on EITF Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits. The Task Force reached a consensus that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008, and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Early application is not permitted. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s consolidated financial condition or results of operations as of and for the three and nine months ended September 30, 2008.

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
     In addition to the factors we disclose elsewhere in this document, the following factors, among others, could cause our actual results to differ materially and adversely from such forward-looking statements: recent turmoil in the financial markets; recent financial crisis in the national economy; pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in our markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; customer acceptance of our products and services; credit risks of lending activities; changes in the conditions of the capital markets in general and in the capital markets for financial institutions; and the extent and timing of legislative and regulatory actions and reforms; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission or in other generally disseminated documents.
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

Results of Operations
Three Months Ended September 30, 2008 and 2007 and
Nine Months Ended September 30, 2008 and 2007
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
Net Income
     Net income for the third quarter of 2008 was $239 thousand compared to net income of $444 thousand for the third quarter of 2007. Although net income between the quarters has decreased by approximately $205 thousand, income before the provision for income taxes experienced approximately a 39% increase to $418 thousand from $300 thousand. This change in net income is directly related to the recognition of a $310 thousand credit in 2007 to reverse the deferred tax valuation allowance previously recorded on our net deferred tax asset. During the third quarter of 2007, as a result of our sustained profitability, it became more likely than not that our net deferred tax asset would be realized and, accordingly, we reversed the valuation allowance.
     Net income for the nine months ended September 30, 2008 was $353 compared to net income of $678 thousand for the nine months ended September 30, 2007. The fluctuation of net income during the two periods includes an increase in net interest income, a decrease in the provision for loan losses, an increase in non-interest expense, and the previously mentioned effect of the reversal of the deferred tax valuation allowance. The increase in net interest income is reflective of the increased loan portfolio during 2008 and a continued focus on lower cost deposits during the period. The decrease in the loan provision is reflective of slower loan growth during 2008. The increase in non-interest expense includes the increased costs of salaries and benefits, occupancy costs, and other expenses related to opening 2 additional locations during third quarter of 2007.
     On a per share basis, basic and diluted earnings per share were $0.05 for the third quarter of 2008 as compared to basic and diluted earnings per share of $0.09 for the third quarter of 2007. Basic and diluted earnings per share were $0.07 for the nine months ended September 30, 2008 as compared to basic and diluted earnings per share of $0.14 for the nine months ended September 30, 2007. All per share data has been restated to reflect the 2007 stock distribution and the 2007 stock split.
Net Interest Income
     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate earned or paid on them. For both the three month period and the nine month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, and a focus on lower cost deposits. During the third quarter of 2008, net interest income reached $1.8 million from $1.6 million during the third quarter of 2007 primarily as a result increased interest income during the period. Interest income from loans, including fees, increased by approximately 14.3% to $3.2 million for the quarter ended September 30, 2008 from $2.8 million for the quarter ended September 30, 2007.

     During the nine months ended September 30, 2008, net interest income reached $5.0 million compared to $4.5 million for the nine months ended September 30, 2007. This increase is also attributable to the 37.7% increase in interest income from loans, including fees. Interest income from loans, including fees, reached $9.5 million for the nine months ended September 30, 2008 from $6.9 million for the nine months ended September 30, 2007.
Provision for Loan Losses
     The provision for loan losses was $88 thousand for the three months ended September 30, 2008 as compared to $278 thousand for the three months ended September 30, 2007. During the nine months ended September 30, 2008, the provision for loan losses was $313 thousand as compared to $906 thousand during the nine months ended September 30, 2007. For both the three month and the nine month periods, the decreased provision is reflective of continued, but slower, loan growth.
Non-interest Income
     Non-interest income, which was primarily attributable to service fees, reached $57 thousand during the quarter ended September 30, 2008 compared to $46 thousand for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, non-interest income reached $202 thousand as compared to $106 thousand for the nine months ended September 30, 2007. As these fees are related, primarily, to deposits accounts, the increase between periods is mainly the result of increased customer activity and our continued focus on increasing non-interest income.
Non-interest Expense
     Non-interest expense reached $1.4 million during the third quarter of 2008 compared to $1.1 million in the third quarter of 2007, an increase of approximately $300 thousand. During the nine months ended September 30, 2008, non-interest expense reached approximately $4.3 million from approximately $3.0 million for the nine months ended September 30, 2007. These increases during the three month period and the nine month period are reflective of salaries and employee benefits costs increasing as well as occupancy and equipment expense increasing as a result of the opening of three additional branch locations in Bergen County, NJ during the second half of 2007.
Income Tax Expense
     The income tax provision reached $179 thousand for the quarter ended September 30, 2008 as compared to a benefit of $144 thousand for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, income tax expense reached $287 thousand as compared to a benefit of $37 thousand for the nine months ended September 30, 2007. The income tax provisioning is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting. These permanent tax differences include but are not limited to the recognition of non-deductible stock option expense. Additionally, the credits in 2007 reflect the effect of a $310 thousand adjustment to reverse the deferred tax valuation allowance previously recorded on our net deferred tax asset.

FINANCIAL CONDITION
     Total consolidated assets increased $10.9 million, or approximately 4.2%, from $260.2 million at December 31, 2007 to $271.1 million at September 30, 2008. Total deposits increased from $212.9 million on December 31, 2007 to $222.5 million on September 30, 2008, an increase of $9.6 million, or approximately 4.5%. Loans receivable, or “total loans,” increased from $183.5 million at December 31, 2007 to $220.7 million at September 30, 2008, an increase of $37.2 million, or 20.3%.
Loans
Our loan portfolio is the primary component of our assets. Total loans increased by 20.3% since year end to reach $220.7 million at September 30, 2008. At December 31, 2007, our total loans were approximately $183.5 million. While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have similar opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to continued and recent consolidation of banking institutions within our market. We maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.
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
At September 30, 2008, we had one non-accrual loan in the amount of approximately $2.0 million. At December 31, 2007, we had no non-performing assets and no information about possible credit problems of borrowers which would cause us to have serious doubts as to the ultimate ability to collect their loans.
As of September 30, 2008 and December 31, 2007, there were no concentrations of loans exceeding 10% of our total loans and we had no foreign loans. Furthermore, our loan portfolio does not contain any sub-prime loans. Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.
Investment Securities
Securities held as available for sale (“AFS”) were approximately $16.9 million at September 30, 2008 compared to no AFS securities at December 31, 2007. This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold. Securities held to maturity which represented approximately $1.9 million at December 31, 2007 decreased by that amount due to maturity during the period. At September 30, 2008, there were no held to maturity securities.
Deposits
Deposits remain our primary source of funds. Total deposits increased from $212.9 million at December 31, 2007 to $222.5 million at September 30, 2008, an increase of $9.6 million, or 4.5%. This increase is directly attributable to an increase in our savings, money market, and interest bearing transaction accounts. By targeting these types of transaction accounts, the bank is able to increase its net interest margin as we focus on deposit products with a lower cost to provide additional funding to our loan growth.
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
Our total deposits equaled $222.5 million at September 30, 2008 as compared to $212.9 million at December 31, 2007.
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

We were a seller of federal funds for the nine month period ended September 30, 2008. As of September 30, 2008, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There are no amounts outstanding under either facility at September 30, 2008.
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
The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2008, as well as the applicable minimum ratios:

		Minimum
	September 30,	Regulatory
	2008	Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	22.05%	4.0%
Total Capital Ratio	23.09%	8.0%
Leverage Ratio	18.37%	8.0%
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 32.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: November 14, 2008	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
President and Chief Executive Officer

	By:	/s/ Michael Lesler
Michael Lesler
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications