Form 10-K
period 2008-12-31
Bancorp of New Jersey, Inc.
filed 2009-03-31
CIK 1390312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number: 001-34089
Bancorp of New Jersey, Inc.
(Exact name of Registrant as specified in its charter)

New Jersey	20-8444387

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1365 Palisade Avenue, Fort Lee, NJ (Address of principal executive offices)	07024 (Zip Code)
201-944-8600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common stock	Name of each exchange on which registered NYSE Alternext
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $58,115,979 based on the most recent sale price as reported to the registrant.
The number of shares outstanding of the registrant’s Common Stock, no par value, outstanding as of March 10, 2009 was 5,065,281.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders to be held May 21, 2009, are incorporated by reference in Part III of this annual report on Form 10-K.

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
You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
•	Current economic crisis affecting the financial industry;
•	Volatility in interest rates and shape of the yield curve;
•	Increased credit risk and risks associated with the real estate market;
•	Operating, legal and regulatory risk;
•	Economic, political and competitive forces affecting the Company’s line of business; and
•	The risk that management’s analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.
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

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006. The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional four branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, and 320 Haworth Avenue, Haworth, New Jersey, 07641. A sixth location at 4 Park Street, Harrington Park, New Jersey, 07640, has received approval from the New Jersey Department of Banking and Insurance. The Bank awaits approval from the Federal Deposit Insurance Corporation, “FDIC”. The branch is expected to open during first quarter, 2009 upon receiving all regulatory approvals. All branch locations are in Bergen County, New Jersey.
The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, referred to as the “FRB.” The Bank is supervised and regulated by the FDIC and the New Jersey Department of Banking and Insurance, referred to as the “Department.” The Bank’s deposits are insured by the FDIC up to applicable limits. The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the Department. The principal executive offices of the Bank are located at 1365 Palisade Avenue, Fort Lee, NJ, 07024 and the telephone number is (201) 944-8600.
Business of the Company
The Company’s primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. Our goal is to establish and retain customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals, and individuals in the local market. As a locally owned and operated community bank, the Bank seeks to provide superior customer service that is highly personalized, efficient, and responsive to local needs. To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and to a broader market through the use of mail, telephone, and internet banking. The Bank strives to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
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
Market Area
The principal market for deposit gathering and lending activities lies within Bergen County in New Jersey. The market is dominated by offices of large statewide and interstate banking institutions. Our service and timely response to customer needs are expected to fill a niche that has arisen due to a loss of local institutions. Additionally, the market area has a relatively large affluent base for our services and a diversified mix of commercial businesses and residential neighborhoods. In order to meet the demands of this market, the Company operates its main office in Fort Lee, New Jersey and additional four branch offices, two in Fort Lee, one in Hackensack, and one in Haworth, all in Bergen County, New Jersey.

Extended Hours
The Bank provides convenient full-service banking from 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm on Saturday in all offices except Hackensack, which offers full service banking from 8am to 6pm weekdays but no Saturdays.
Competition
The banking business remains highly competitive, and the profitability of the Company depends upon the Bank’s ability to compete in its market area. The Bank continues to face considerable competition in its market area for deposits and loans from other depository institutions. The Bank faces competition in attracting and retaining deposit and loan customers, and with respect to the terms and conditions it offers on its deposit and loan products. Many of its competitors have greater financial resources, broader geographic markets, and greater name recognition, and are able to provide more services and finance wide-ranging advertising campaigns.
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
Employees
At December 31, 2008, the Company employed thirty four full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company believes its relations with employees to be good.

Supervision and Regulation
General
The Company and the Bank are each extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company and the Bank are also subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”), respectively. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s activities.
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
Bank Holding Company Act
The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to regulation and supervision by the FRB. The BHCA requires the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of, any bank or thrift, or merges or consolidates with another bank or thrift holding company. Further, under the BHCA, the activities of the Company and any nonbank subsidiary are limited to those activities which the FRB determines to be so closely related to banking as to be a proper incident thereto, and prior approval of the FRB may be required before engaging in certain activities. In making such determinations, the FRB is required to weigh the expected benefits to the public such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.
The BHCA was substantially amended by the Gramm-Leach-Bliley Act (“GLBA”), which among other things permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities that were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, the Company and the Bank must be “well capitalized” and “well managed” (as defined by federal law), and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. GLBA also imposes certain privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has not elected to become a financial holding company, as we do not engage in any non-banking activities which would require us to be a financial holding company.
There are a number of restrictions imposed on the Company and the Bank by law and regulatory policy that are designed to minimize potential loss to the depositors of the Bank and the FDIC insurance funds in the event the Bank should become insolvent. For example, FRB policy requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. While the authority of the FRB to invoke this so-called “source of strength doctrine” has been called into question, the FRB maintains that it has the authority to apply the doctrine when circumstances warrant. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Any capital loan by the Company to the Bank is subordinate in right of payment to deposits and certain other indebtedness of the Bank. In addition, in the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
The Federal Deposit Insurance Act (“FDIA”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC will have priority in payment ahead of unsecured, nondeposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.
Supervision and Regulation of the Bank
The operations and investments of the Bank are also limited by federal and state statutes and regulations. The Bank is subject to the supervision and regulation by the New Jersey Department of Banking and Insurance and the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be originated, and limits on the type of other activities in which the Bank may engage and the investments it may make. Under the GLBA, the Bank may engage in expanded activities (such as insurance sales and securities underwriting) through the formation of a “financial subsidiary.” In order to be eligible to establish or acquire a financial subsidiary, the Bank must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. At this time, the Bank does not engage in any activity which would require it to maintain a financial subsidiary.
The Bank is also subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including the Company. Under these provisions, transactions (such as a loan or investment) by the Bank with any nonbank affiliate are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with such affiliate or 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate.
Securities and Exchange Commission
The Company is also under the jurisdiction of the Securities and Exchange Commission for matters relating to the offering and sale of its securities and is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations, and insider-trading regulations.
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
Deposit Insurance
The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, the Bank is also subject to FDIC insurance assessments. Beginning in 2007, the FDIC adopted a revised risk-based assessment system to determine the assessment rates to be paid by insured institutions. Under a final rulemaking announced by the FDIC on March 4, 2009, and depending on the institution’s risk category, assessment rates will range from 12 to 45 basis points. Institutions in the lowest risk category will be charged a rate between 12 and 16 basis points; these rates increase to 22, 32 and 45 basis points, respectively, for the remaining three risk categories. These rates may be offset in the future by any dividends declared by the FDIC if the deposit reserve ratio increases above a certain amount. Given the state of the current economic environment, it is unlikely that the FDIC will lower these assessment rates, and such rates may in fact increase. Because FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, as the Bank’s primary federal banking regulator, may also increase the Bank’s net funding costs and reduce its net income.

Additionally, the FDIC recently adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment will be collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter. Comments received during the public comment period may affect the content of the final rule on this issue.
All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the repayment of debt obligations (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation, in connection with the disposition of failed thrift institutions by the Resolution Trust Corporation. The assessment rate for the first quarter of 2009 is set to approximately 1.14 cents per $100 of assessable deposits, and for second quarter 2009 at 1.04 cents per $100 of assessable deposits.
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

The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier 1 Capital,” consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organization’s capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2008, the Bank’s Tier 1 and Total Capital ratios were 21.16 percent and 22.20 percent, respectively.
In addition, the FRB and FDIC have established minimum leverage ratio requirements for banking organizations they supervise. For banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to three percent. Other banks and bank holding companies generally are required to maintain a leverage ratio of four to five percent. At December 31, 2008, the Company’s, and the Bank’s, leverage ratio were 16.95 percent. As part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier 1 Capital to total assets, as defined, through the first three years of operation.
As an additional means to identify problems in the financial management of depository institutions, the FDIA requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that failed to meet such standards.
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
As of December 31, 2008, the Bank was classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act
The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers. The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”. The Bank’s record in meeting the requirements of the CRA will be made publicly available and will be taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. As of December 31, 2008, the bank maintains a “satisfactory” CRA rating.
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
Federal Home Loan Bank Membership
The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Each member of the FHLBNY is required to maintain a minimum investment in capital stock of the FHLBNY. The Board of Directors of the FHLBNY can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase our investment in the FHLBNY depends entirely upon the occurrence of a future event, potential payments to the FHLBNY is not determinable.
Additionally, in the event that the Bank fails, the right of the FHLBNY to seek repayment of funds loaned to the Bank shall take priority (a “super lien”) over all other creditors.

Other Laws and Regulations
The Company and the Bank are subject to a variety of laws and regulations which are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating its own property, the Bank is subject to regulations and potential liabilities under state and federal environmental laws.
Future Legislation and Regulation
In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its five branch network. The following table sets forth certain information regarding the Company’s properties as of December 31, 2008.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue Fort Lee, NJ	Owned	N/A

204 Main Street Fort Lee, NJ	Leased	March, 2010

401 Hackensack Avenue Hackensack, NJ 07601	Leased	August, 2010

458 West Street Fort Lee, NJ 07024	Leased	December, 2025

320 Haworth Avenue Haworth, NJ 07641	Owned	N/A
A sixth branch is expected to open during the first quarter of 2009. It is a leased facility located at 4 Park Street, Harrington Park, NJ, 07640. The lease does not commence until January, 2009.
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
Market Information
Commencing on June 3, 2008, the Company’s Common Stock began trading on the American Stock Exchange under the symbol “BKJ”. Subsequently, the American Stock Exchange was acquired by the New York Stock Exchange. Today, the Company’s stock trades on the NYSE Alternext exchange.
Prior to June 3, 2008, our common stock was not listed for quotation on any exchange or market system and there was no established public trading market for our common stock. However, there were a limited number of trades of our common stock since our initial offering and capitalization. The following table sets forth the high and low prices at which trades of our common stock have occurred during the indicated periods. The prices are adjusted to reflect our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split which was effective December 31, 2007.

	High	Low

Year Ended December 31, 2008
Fourth quarter	$12.30	$8.48
Third quarter	15.97	10.51
Second quarter	25.25	13.44
First quarter	11.50	11.50

Year Ended December 31, 2007
Fourth quarter	$11.50	$11.50
Third quarter	11.50	11.50
Second quarter	11.50	11.50
First quarter	11.50	9.09
Holders
As of March 10, 2009, there were approximately 1,186 shareholders of our common stock, which includes an estimate of shares held in street name.
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes our equity compensation plan information as of December 31, 2008. Share and exercise prices are adjusted to reflect our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split which was effective December 31, 2007.

	Number of		Number of
	shares of		shares of
	common stock	Weighted-	common stock
	to be issued	average exercise	remaining
	upon exercise of	price of	available for
	outstanding	outstanding	future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
Plan Category	rights	rights	plans

Equity Compensation Plans approved by security holders
2006 Stock Option Plan	188,900	$10.26	19,684

2007 Non-Qualified Stock Option Plan for Directors	414,668	$11.50	43,334

Equity compensation plans not approved by security holders	—	—	—

Total	603,568	$11.16	63,018
ITEM 6. SELECTED FINANCIAL DATA
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in this report. When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability.
In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section, and also include the current economic crisis affecting the financial industry; volatility in interest rates and shape of the yield curve; increased credit risk and risks associated with the real estate market; operating, legal, and regulatory risk; economic, political, and competitive forces affecting the Company’s line of business; and the risk that management’s analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful as well as a variety of other matters, most, if not all of which, are beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date, except as may be required by applicable law or regulation.
OVERVIEW AND STRATEGY
Our Bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006. On July 31, 2007, the Company became the bank holding company of the Bank pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held July 19, 2007. On June 3, 2008, the Company’s common stock was listed on a national stock exchange. We currently operate a 5 branch network and await FDIC approval to open our sixth location during the first quarter of 2009. Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current four additional offices are located at 204 Main Street, Fort Lee, NJ 07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, and 320 Haworth Avenue, Haworth, NJ 07641. All current branches are located in Bergen County, NJ.
We conduct a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. We make commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, we provide other customer services and make investments in securities, as permitted by law. We have sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. Our focus remains on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a locally owned and operated community bank, we believe we provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone, internet, and electronic banking. We endeavor to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
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
Allowance for Loan Losses
The allowance for loan losses, sometimes referred to as the “ALLL,” is established through periodic charges to income. Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. If the ALLL is considered inadequate to absorb future loan losses on existing loans, based on, but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the allowance for loan losses is increased by a provision charged against income.
At December 31, 2008 and 2007, respectively, we consider the ALLL of $2,371 and $1,912 thousand adequate to cover probable losses inherent in the loan portfolio that may become uncollectible. Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, and the overall quality of the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.
Deferred Tax Assets and Valuation Allowance
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be settled or realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. During 2007, as a result of our sustained profitability, we reversed the valuation allowance, which was recorded during 2006, as we had sufficient evidence that we would, more likely than not, realize our asset.

Impairment of Assets
Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral dependent. Conforming one-to-four family residential mortgage loans, home equity and second mortgages, and consumer loans are pooled together as homogeneous loans and, accordingly, are not covered by Statement of Financial Accounting Standards (SFAS) No.114 “Accounting by Creditors for Impairment of a Loan.” At December 31, 2008, we had one impaired loan which is reported at the fair value of the underlying collateral as repayment is expected solely from the collateral. At December 31, 2007, we did not have any impaired loans.
Investment Securities Impairment
Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). At December 31, 2008 and 2007, respectively, we did not have any other than temporary impaired securities.

RESULTS OF OPERATIONS — 2008 versus 2007
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
NET INCOME
For the year ended December 31, 2008, net income decreased by $289 thousand, to $527 thousand from $816 thousand for the year ended December 31, 2007. The decrease in net income for the year ended December 31, 2008 compared to 2007 was directly attributable costs associated with the growth of the Company and the expansion of the branch network. Additionally, net income in 2007 included the effect of a $202 thousand adjustment to reverse the valuation allowance previously recorded on our net deferred tax asset.
On a per share basis, basic earnings per share for the year ended December 31, 2008 were $0.10 as compared to basic earnings per share of $0.17 for the year ended December 31, 2007. All share data has been restated to reflect all stock dividends and stock splits through December 31, 2008.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and yield earned or the interest paid on them. For the year ended December 31, 2008, net interest income increased by $756 thousand or 12.3%, to $6.9 million from $6.2 million for the year ended December 31, 2007. This increase in net interest income is primarily the result of a 28.0% increase in total loans during the year. Total loans reached $234.8 million at December 31, 2008 from $183.5 million at December 31, 2007.
Average Balance Sheets
We commenced banking operations on May 10, 2006. The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2008 and 2007, respectively, and for the period from May 10, 2006 through December 31, 2006, and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 42% in 2008, 2007, and 2006, respectively.

For the years ended December 31,
(dollars in thousands)

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$209,498	$12,977	6.19%	$139,546	$10,111	7.24%	$43,971	$1,983	6.77%
Securities	17,147	708	4.13	5,249	264	5.03	7,915	260	4.99
Federal Funds Sold	24,185	725	3.00	4,072	199	4.89	21,752	818	5.64
Interest-earning cash accounts*	9,091	45	0.49	1,038	16	1.54	—	0	0.00

Total Interest-earning Assets	259,921	14,455	5.56%	149,905	10,590	7.06%	73,638	3,061	6.26%

Non-interest earning Assets	12,074			12,297			5,011
Allowance for Loan Losses	(2,135)			(1,863)			(486)

TOTAL ASSETS	$269,860			$160,339			$78,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$5,632	$63	1.12%	$7,447	$194	2.61%	$3,910	$60	2.30%
Savings Deposits	3,016	8	0.26	2,569	13	0.51	930	5	0.81
Money Market Deposits	53,831	1,189	2.21	38,781	1,757	4.53	16,216	422	3.89
Time Deposits	133,266	6,273	4.71	41,114	2,132	5.18	3,360	77	3.44
Short Term Borrowings	378	11	2.91	6,432	339	5.27	0	0	0.00

Total Interest-Bearing Liabilities	196,123	7,544	3.85%	96,343	4,435	4.60%	24,416	564	3.46%

Non-Interest Bearing Liabilities:
Demand Deposits	25,361			18,920			10,384
Other Liabilities	1,541			1,031			164

Total Non-Interest Bearing Liabilities	26,902			19,951			10,548
Stockholders’ Equity	46,835			44,045			43,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,860			$160,339			$78,163

Net Interest Income (Tax Equivalent Basis)		$6,911			$6,155			$2,497
Tax Equivalent Basis adjustment		0			0			0

Net Interest Income		$6,911			$6,155			$2,497

Net Interest Rate Spread			1.71%			2.46%			2.80%

Net Interest Margin			2.56%			4.10%			3.39%

Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	1.33			1.56			3.02

*	Interest-earning cash accounts includes funds held at the FRB as the FRB began paying interest on deposits during the fourth quarter of 2008.

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2008 and 2007, respectively.

	Year Ended			Year Ended
	December 31,			December 31,
	2008 versus 2007			2007 versus 2006
	Increase (Decrease)			Increase (Decrease)
	due to change in			due to change in
	Average			Average
	Volume	Rate	Net	Volume	Rate	Net

Interest Income:
Loans	$5,064	$(2,198)	$2,866	$7,472	$656	$8,128
Securities	598	(154)	444	2	2	4
Fed Funds Sold	984	(458)	526	(589)	(30)	(619)
Interest earning cash accounts	124	(95)	29	16	0	16

Total Interest Income	6,770	(2,905)	3,865	6,901	628	7,529

Interest Expense:
Demand Deposits	(47)	181	134	111	23	134
Savings Deposits	2	6	8	15	(7)	8
Money Market Deposits	682	654	1,336	1,088	248	1,336
Time Deposits	4,773	(2,719)	2,054	1,339	715	2,054
Short Term Borrowings	(319)	658	339	339	0	339

Total Interest Expense	5,091	(1,220)	3,871	2,892	979	3,871

Net change in Interest Income	$1,679	$(1,685)	$(6)	$4,009	$(351)	$3,658

PROVISION FOR LOAN LOSSES
For the year ended December 31, 2008, the Company’s provision for loan losses was $459,000, a decrease of $587,000 from the provision of $1,046,000 for the year ended December 31, 2007. The decreased provision is primarily the result of slower loan growth, which experienced an increase of 28.0% in 2008 compared to 127.5% in 2007.
OTHER INCOME
Other income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31, 2008, was $237,000, an increase of $93,000 above the $144,000 received during the year ended December 31, 2007. The increase in other income reflects the combination of an increase in the number of accounts, an increase average deposit levels, and the level of activity in the deposit accounts.
OTHER EXPENSES
Other expenses for the year ended December 31, 2008 amounted to $5,742,000, an increase of $1,379,000 or 31.6% over the $4,363,000 for the year ended December 31, 2007. This increase is related, primarily, to the effect of twelve months of operation for three branches which were opened during the second half of 2007 as well as data processing costs associated with the Company’s growth during 2007 and costs associated with opening a fourth branch during the fourth quarter of 2008.
INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2008 and 2007 was $420,000 and $74,000, respectively. The increase in income tax expense during 2008 resulted from the combination of increased pre-tax income in 2008 and the effect of an adjustment to reverse the valuation allowance previously recorded on our net deferred tax asset in 2007.

FINANCIAL CONDITION
Total consolidated assets increased $43.9 million, or 16.8%, from $260.2 million at December 31, 2007 to $304.1 million at December 31, 2008. Total loans increased from $183.5 million at December 31, 2007 to $234.8 million at December 31, 2008, an increase of 28.0%. Total deposits increased from $212.9 million on December 31, 2007 to $254.0 million at December 31, 2008, an increase of $41.1 million, or 19.3%.
LOANS
Our loan portfolio is the primary component of our assets. Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 28.0% from $183.5 million at December 31, 2007, to $234.8 million at December 31, 2008. This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to consolidation and closing of banking institutions within our market. We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.
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
Our loans are primarily to businesses and individuals located in Bergen County, New Jersey. We have not made loans to borrowers outside of the United States. We have not made any sub-prime loans. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Furthermore, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers. Additionally, during this current economic climate, our capital position and safety has also become important to potential borrowers.

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2008, 2007, and 2006, respectively (in thousands):

	December 31,
	2008	2007	2006

Real Estate	$159,056	$123,335	$50,787
Commercial	33,319	27,056	14,678
Credit Lines	37,962	28,133	13,519
Consumer	4,507	4,936	1,654

Total Loans	$234,844	$183,460	$80,638

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2008 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total

Loans with Fixed Rate
Commercial	$7,204	$5,596	$2,220	$15,020
Real Estate	13,412	60,600	51,290	125,302
Credit Lines	46	—	—	46
Consumer	647	1,974	1,886	4,507

Loans with Adjustable Rate
Commercial	$17,339	$960	$—	$18,299
Real Estate	31,918	931	905	33,754
Credit Lines	127	—	37,789	37,916
Consumer	—	—	—	—
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

At December 31, 2008, the Bank had one non-accrual residential mortgage loan of approximately $2.0 million. If interest had been accrued, such income would have been approximately $135 thousand for the year ended December 31, 2008. This loan was considered impaired and was evaluated in accordance with SFAS No.114 “Accounting by Creditors for Impairment of a Loan.” After evaluation, a specific reserve of $20 thousand was deemed necessary.
At December 31, 2007 and 2006, there were no non-performing assets and no information about possible credit problems of borrowers which would cause us to have serious doubts as to the ultimate ability to collect their loans. While we do attempt to minimize credit risk, these conditions are partially attributable to our limited operating history.
As of December 31, 2008, 2007, and 2006, respectively, there were no concentrations of loans exceeding 10% of the Bank’s total loans and the Bank had no foreign loans. The Bank’s loans are primarily to businesses and individuals located in Bergen County, New Jersey.
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

We commenced banking operations in May, 2006, and our allowance for loan losses totaled $2,371,000, and $1,912,000, respectively, at December 31, 2008, and 2007. The growth of the allowance is primarily due to the growth and composition of the loan portfolio.
The following is an analysis summary of the allowance for loan losses for the periods indicated:

	2008	2007	2006

Balance, January 1	$1,912	$866	$—

Total Charge-offs	—	—	—

Total Recoveries	—	—	—

Net charge-offs	—	—	—

Provision charged to expense	459	1,046	866

Balance, December 31	$2,371	$1,912	$866

Ratio of net charge-offs to average loans Outstanding	N/A	N/A	N/A

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :
Allocation of the Allowance for Loan Losses by Category
As of December 31,
(dollars in thousands)

	2008			2007			2006
			% of			% of			% of
			Total			Total			Total
	Amount	% of ALL	Loans	Amount	% of ALL	Loans	Amount	% of ALL	Loans
Balance applicable to:
Real Estate	$1,774	74.82%	78.85%	$1,373	71.81%	67.23%	$479	55.31%	62.98%
Commercial	244	10.29%	10.84%	241	12.61%	14.75%	197	22.75%	18.20%
Credit Lines	205	8.65%	9.11%	152	7.95%	15.34%	69	7.97%	16.77%
Consumer	27	1.14%	1.20%	5	0.26%	2.68%	25	2.89%	2.05%

Sub-total	2,250	94.90%	100.00%	1,771	92.63%	100.00%	770	88.92%	100.00%

Unallocated Reserves	121	5.10%		141	7.37%		96	11.08%

TOTAL	$2,371	100.00%	100.00%	$1,912	100.00%	100.00%	$866	100.00%	100.00%

The provision for loan losses represents our determination of the amount necessary to bring the ALLL to a level that we consider adequate to reflect the risk of probable losses inherent in our loan portfolio as of the balance sheet date. We evaluate the adequacy of the ALLL by performing periodic, systematic reviews of the loan portfolio. While allocations are made to specific loans and pools of loans, the total allowance is available for any loan losses. Although the ALLL is our best estimate of the inherent loan losses as of the balance sheet date, the process of determining the adequacy of the ALLL is judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the ALLL will ultimately prove adequate to absorb actual loan losses. However, we have determined, and believe, that the ALLL is at a level adequate to cover the inherent loan losses in our loan portfolio as of the balance sheet dates.

INVESTMENT SECURITIES
In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income. The portfolio is composed of U.S. Treasury Securities and obligations of U.S. Government Agencies.
Securities are classified as held-to-maturity, referred to as “HTM,” trading, or available for sale, referred to as “AFS,” at the time of purchase. Securities are classified as held-to-maturity if management intends and we have the ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses, as well as gains and losses from marking trading securities to market value, are included in trading revenue. Securities not classified as held-to-maturity or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.
At December 31, 2008, total securities aggregated $17,731,000 and were classified as available for sale. At December 31, 2008, the Company held no securities which it classified as held-to-maturity securities or trading securities.
The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2008, 2007, and 2006, respectively.

	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Agency obligations	$17,641	$17,731	$—	$—	$9,560	$9,599

Total available for sale	$17,641	$17,731	$—	$—	$9,560	$9,599

Held to Maturity
U.S. Treasury obligation	$—	$—	$1,996	$2,014	$1,993	$2,002

Total held to maturity	$—	$—	$1,996	$2,014	$1,993	$2,002

Total Investment Securities	$17,641	$17,731	$1,996	$2,014	$11,553	$11,601

The following tables set forth as of December 31, 2008 and December 31, 2007, the maturity distribution of the Company’s debt investment portfolio:
Maturity of Debt Investment Securities
December 31, 2008
(in thousands)

	Securities Available for Sale
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	—	—	—

1 to 5 years	$13,391	$13,478	3.61%

Over 5 years	$4,250	$4,253	4.12%

	$17,641	$17,731

Maturity of Debt Investment Securities
December 31, 2007
(in thousands)

	Securities Held to Maturity
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$1,996	$2,014	5.12%

1 to 5 years	—	—	—

Over 5 years	—	—	—

	$1,996	$2,014

During 2008, the Company sold a security from its AFS portfolio and recognized a gain of $2,000 from the transaction.
During 2007, the Company sold its entire AFS portfolio in order to fund loan growth and recognized a gain of $4,000 from the transaction.
DEPOSITS
Deposits are our primary source of funds. We experienced a growth of $41.1 million, or 19.3%, in deposits from $212.9 million at December 31, 2007 to $254.0 million at December 31, 2008. This market penetration was accomplished through the combined effect of branches opening during 2007 and 2008 and the continued referrals of our board of directors, stockholders, management, and staff. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated :
December 31,
(Dollars in Thousands)

	2008		2007		2006
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate

Non-interest Bearing Demand	$28,187	—	$23,292	—	$10,244	—
Interest Bearing Demand	57,645	2.11%	52,215	4.26%	38,794	3.58%
Savings	2,644	0.26%	3,430	0.51%	1,873	0.81%
Time Deposits	165,530	4.39%	134,004	5.18%	10,956	3.44%

	$254,006		$212,941		$61,867

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2008.

(in thousands)
Three months or less	$45,242
Over three months through twelve months	72,972
Over one year through three years	3,661
Over three years	1,800

Total	$123,675

RETURN ON EQUITY AND ASSETS
The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, divided payout ratio, or dividends declared per share divided by net income per share, and equity to assets ratio, or average equity divided by average total assets.

	At or for the year ended December 31,
	2008	2007	2006
Selected Financial Ratios:
Return on Average Assets (ROA)	0.20%	0.51%	(0.72%)
Return on Average Equity (ROE)	1.13%	1.85%	(1.31%)
Equity to Total Assets at Year-End	16.24%	17.61%	40.58%
Dividend Payout Ratio	N/A	N/A	N/A

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
Our total deposits equaled $254,005,000 and $212,941,000, respectively, at December 31, 2008 and 2007. The growth in funds provided by deposit inflows during this period coupled with our cash position at the end of 2007 has been sufficient to provide for our loan demand.
Through the investment portfolio, we have generally sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while still maintaining liquidity. Through our investment portfolio, we also attempt to manage our maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. Securities available for sale would also be available to provide liquidity for anticipated loan demand and liquidity needs.
Although we were a net seller of federal funds at December 31, 2008, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. At December 31, 2008, we had drawn approximately $853 thousand of our line at Atlantic Central Bankers Bank. We were approved as a member of the Federal Home Loan Bank of New York, or “FHLBNY,” during November, 2007. The FHLBNY relationship could provide additional sources of liquidity, if required.
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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. Equity securities have been included in “Other Assets” as they are not interest rate sensitive. At December 31, 2008, we were within the target gap range established by ALCO.
Cumulative Rate Sensitive Balance Sheet
December 31, 2008
(in thousands)

	0 – 3	0 – 6	0 – 1	0 – 5
	Months	Months	Year	Years	5 + Years	All Others	TOTAL

Securities, excluding equity securities	$—	$—	$—	$13,477	$4,254	$—	$17,731

Loans:
Commercial	23,802	24,808	25,502	31,099	2,220	—	33,319
Real Estate	32,538	41,618	45,400	107,766	51,292	—	159,058
Credit Lines	37,962	37,962	37,962	37,962	—	—	37,962
Consumer	65	414	647	2,621	1,886	—	4,507

Federal Funds Sold	40,482	40,482	40,482	40,482	—	—	40,482
Other Assets	—	—	—	—	—	11,045	11,045

TOTAL ASSETS	$134,849	$145,284	$149,993	$233,407	$59,652	$11,045	$304,104

Transaction / Demand Accounts	$6,104	$6,104	$6,104	$6,104	$—	$—	$6,104
Money Market	51,541	51,541	51,541	51,541	—	—	51,541
Savings	2,644	2,644	2,644	2,644	—	—	2,644
Time Deposits	48,760	86,767	161,788	165,530	—	—	165,530
Other Liabilities	853	853	853	853	—	29,568	30,421
Equity	—	—	—	—	—	47,864	47,864

TOTAL LIABILITIES AND EQUITY	$109,902	$147,909	$222,930	$226,672	$—	$77,432	$304,104

Dollar Gap	$24,947	$(2,625)	$(72,937)	$6,735
Gap / Total Assets	8.20%	(0.86%)	(23.98%)	2.21%
Target Gap Range	+/- 35.00	+/- 30.00	+/- 25.00	+/- 25.00
RSA / RSL	122.70%	98.23%	67.28%	102.97%
(Rate Sensitive Assets to Rate Sensitive Liabilities)

MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. Thus, we actively monitor and manage our interest rate risk exposure.
Our profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changing interest rates on our net interest income using several tools. One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in our “Cumulative Rate Sensitive Balance Sheet” under the “Interest Rate Sensitivity Analysis” caption in this discussion and analysis. In the future, we may use additional analyses, including periodic “shock analysis” to evaluate the effect of interest rates upon our operations and our financial condition and to manage our exposure to interest rate risk.
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk.
We continually evaluate interest rate risk management opportunities. During 2008, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on increasing our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2008. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.
Expected Maturity/Principal Repayment
December 31, 2008
(Dollars in thousands)

	Avg.
	Int.						There-		Fair
	Rate	2009	2010	2011	2012	2013	After	Total	Value
Interest Rate Sensitive Assets:
Loans	6.19%	$109,511	6,754	811	2,792	59,580	55,398	$234,846	$235,025
Securities available for sale, net of equity securities	4.13%	—	—	2,000	1,000	10,391	4,250	$17,641	$17,731
Investment Securities	N/A	—	—	—	—	—	—	N/A	N/A
Fed Funds Sold	3.00%	$69	—	—	—	—	—	$69	$69
Interest-earning Cash	0.49%	$40,107	—	—	—	—	—	$40,107	$40,107

Interest Rate Sensitive Liabilities:

Demand Deposits	1.12%	$6,104	—	—	—	—	—	$6,104	$6,104

Savings Deposits	0.26%	$2,644	—	—	—	—	—	$2,644	$2,644

Money Market Deposits	2.21%	$51,541	—	—	—	—	—	$51,547	$51,547

Time Deposits	4.71%	$161,788	1,815	127	—	1,800	—	$165,530	$167,460
Our short term borrowings of $853 thousand, which consisted of a drawdown on an overnight line of credit, was outstanding as of December 31, 2008 and was repaid during January, 2009.
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
The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2008, as well as regulatory capital category definitions:

		Minimum Requirements
		to be	Minimum Requirements
		“Adequately	to be
	December 31, 2008	Capitalized”	“Well Capitalized”
Risk-Based Capital:
Tier 1 Capital Ratio	21.16%	4.0%	6.0%
Total Capital Ratio	22.20%	8.0%	10.0%
Leverage Ratio	16.95%	4.0%	5.0%
The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2008 and 2007, respectively. As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.

CONTRACTUAL OBLIGATIONS
As of December 31, 2008, the Company had the following contractual obligations as provided in the table below (in thousands):
Contractual Obligations

	Payment due by Period
					Total
	Less than 1	1 to 3	4 to 5	After 5	Amounts
	year	years	Years	years	Committed
Minimum annual rental under Non-cancelable operating leases	437	592	546	2,941	$4,516
Short term borrowings	853	—	—	—	853
Remaining contractual maturities of time deposits	161,788	1,942	1,800	—	$165,530

Total Contractual Obligations	$163,078	2,534	2,346	2,941	$170,899

Additionally, the Bank had certain commitments to extend credit to customers. A summary of commitments to extend credit at December 31, 2008 is provided as follows (in thousands):

Commercial real estate, construction, and Land development secured by land	$13,001
Home Equity Loans	17,871
Standby letters of credit and other	574

$31,446

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank’s commitments to extend credit and letters of credit constitute financial instruments with off-balance sheet risk. See Note 14 of the notes to consolidated financial statements included in this report for additional discussion of “Off-Balance Sheet” items.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
During 2007, the Company and the Bank effected a bank holding company reorganization, as a result of which the assets, liabilities, and stockholders’ equity of the Bank immediately prior to the holding company reorganization were carried forward on the Company’s consolidated financial statements.
The following audited financial statements are set forth in this Annual Report on Form 10-K on the pages listed in the Index to Consolidated Financial Statements below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Bancorp of New Jersey, Inc.
We have audited the consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Beard Miller Company LLP
Malvern, Pennsylvania
March 31, 2009

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands, except share data)

	2008	2007

Assets
Cash and due from banks	$304	$8,481
Interest bearing deposits in banks	40,107	543
Federal funds sold	69	57,091

Total cash and cash equivalents	40,480	66,115

Securities available for sale	17,731	—
Securities held to maturity (fair value approximates $2,014 at December 31, 2007)	—	1,996
Restricted investment in bank stock, at cost	346	328

Loans	234,846	183,460
Deferred loan fees and costs, net	90	76
Allowance for loan losses	(2,371)	(1,912)

Net loans	232,565	181,624

Premises and equipment, net	10,284	8,300
Accrued interest receivable	847	613
Other assets	1,851	1,269

Total assets	$304,104	$260,245

Liabilities and Stockholders’ Equity
Deposits :
Noninterest-bearing demand deposits	$28,187	$23,292
Interest bearing deposits:
Savings, money market and time deposits	102,144	96,948
Time deposits of $100 or more	123,675	92,701

Total deposits	254,006	212,941
Short term borrowings	853	—
Accrued expenses and other liabilities	1,381	1,464

Total liabilities	256,240	214,405

Commitments and contingencies	—	—

Stockholders’ equity :
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 5,065,283 shares at December 31, 2008; and 4,970,090 at December 31, 2007	47,133	45,689
Retained Earnings	678	151
Accumulated other comprehensive income	53	—

Total stockholders’ equity	47,864	45,840

Total liabilities and stockholders’ equity	$304,104	$260,245

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2008 and 2007
(Dollars in thousands, except per share data)

	2008	2007
Interest income:
Loans, including fees	$12,977	$10,087
Securities	708	264
Federal funds sold and other	770	215

Total interest income	14,455	10,566
Interest expense:
Savings and money markets	1,260	1,964
Time deposits	6,273	2,132
Short term borrowings	11	339

Total interest expense	7,544	4,435

Net interest income	6,911	6,131

Provision for loan losses	459	1,046

Net interest income after provision for loan losses	6,452	5,085

Non interest income
Fees and service charges on deposit accounts	220	152
Fees earned from mortgage referrals	15	12
Gains on sale of securities	2	4

Total non interest income	237	168

Non interest expense:
Salaries and employee benefits	3,276	2,451
Occupancy and equipment expense	1,124	810
Advertising and marketing expenses	44	51
Data processing	303	181
Legal fees	46	156
Other operating expenses	949	714

Total other expenses	5,742	4,363

Income before income taxes	947	890

Income tax expense	420	74

Net Income	$527	$816

Earnings per share:
Basic	$0.10	$0.17
Diluted	$0.10	$0.17
All share data has been adjusted to reflect the 10% stock distribution paid during January 2007 and the 2 for 1 stock split effective December 31, 2007.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31, 2008 and 2007
(Dollars in Thousands)

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	(loss) income	Total

Balance at December 31, 2006	$23,998	$19,667	$(665)	$39	$43,039

Exchange of common stock — holding company reorganization	19,667	(19,667)	—	—	—

Exercise of stock options (22,000 shares)	200	—	—	—	200
Exercise of warrants (104,936 shares)	1,141	—	—	—	1,141
Recognition of stock option expense	183	—	—	—	183
Issuance of common stock (43,478 shares)	500	—	—	—	500

Comprehensive income:
Net income	—	—	816	—	816
Unrealized losses on securities available for sale	—	—	—	(39)	(39)

Total comprehensive income					777

Balance at December 31, 2007	$45,689	$—	$151	$—	$45,840

Exercise of warrants (76,195 shares)	821	—	—	—	821
Exercise of stock options (19,998 shares)	230	—	—	—	230
Recognition of stock option expense	393	—	—	—	393

Comprehensive income:
Net income	—	—	527	—	527
Unrealized gains on securities available for sale	—	—	—	53	53

Total comprehensive income					580

Balance at December 31, 2008	$47,133	$—	$678	$53	$47,864

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008 and 2007
(In Thousands)

	2008	2007
Cash flows from operating activities:
Net income	$527	$816
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	459	1,046
Deferred tax benefit	(206)	(607)
Depreciation and amortization	345	193
Recognition of stock option expense	393	183
Fees earned from mortgage referrals	(15)	(12)
Gain on sale of securities	(2)	(4)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(234)	(174)
Increase in other assets	(398)	(8)
(Decrease)Increase in accrued expenses and other liabilities	(82)	323

Net cash provided by operating activities	787	1,756

Cash flows from investing activities:
Purchases of securities available for sale	(32,641)	—
Proceeds from maturity of securities held to maturity	1,996	—
Proceeds from called and matured securities available for sale	13,000	—
Proceeds from sales of securities available for sale	2,002	9,565
Purchase of restricted investment in bank stock	(18)	(228)
Net increase in loans	(51,400)	(102,851)
Purchases of premises and equipment	(2,329)	(3,881)

Net cash used in investing activities	(69,390)	(97,395)

Cash flows from financing activities:
Net increase in deposits	41,064	151,074
Net increase in short term borrowings	853	—
Proceeds from issuance of common stock	—	500
Proceeds from exercise of stock options	821	200
Proceeds from exercise of warrants	230	1,141

Net cash provided by financing activities	42,968	152,915

(Decrease) Increase in cash and cash equivalents	(25,635)	57,276

Cash and cash equivalents at beginning of year	66,115	8,839

Cash and cash equivalents at end of year	$40,480	$66,115

Supplemental information:
Cash paid during the year for:
Interest	$7,920	$3,558
Taxes	$372	$578
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
The Company’s class of common stock has no par value and the Bank’s class of common stock had a par value of $10 per share. As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements were reclassified into common stock in the Company’s consolidated financial statements.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2008 presentation. These reclassifications did not have an impact on income.
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
Use of Estimates
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset, the determination of other-than-temporary impairment on securities, and the potential impairment of restricted stock. While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses on loans. These agencies may require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.
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

Significant Group of Concentration of Credit Risk
Bancorp of New Jersey, Inc.’s activities are, primarily, with customers located within Bergen County, New Jersey. The Company does not have any significant concentration to any one industry or customers within its primary service area. Note 3 describes the types of lending the Company engages in. Although the Company actively manages the diversification of the loan portfolio, a substantial portion of the debtors’ ability to honor their contracts is dependent on the strength of the local economy.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold, which are generally sold for one-day periods.
Interest-bearing deposits in banks
Interest bearing deposits from banks are carried at cost.
Regulators
The Bank is subject to Federal and New Jersey Statutes aplicable to banks chartered under the New Jersey banking laws. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Accordingly, the Bank is subject to regulation, supervision, and examination by the New Jersey State Department of Banking and Insurance and the FDIC. The Company is subject to regulation, supervision and examination by the Federal Reserve Bank of New York.
Securities
Investment securities purchased with the intent and ability to hold until maturity are classified as securities held-to-maturity (“HTM”) and are carried at cost, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the level-yield method over the terms of the securities. Investment securities are carried at the principal amount outstanding because the Bank has the ability and the intent to hold these securities to maturity. All other securities, including equity securities, are classified as available-for-sale (“AFS”). These securities are reported at fair value with changes in the carrying value included in accumulated other comprehensive income which is a separate component of stockholders’ equity. Gains or losses on sales of securities available for sale are based upon the specific identification method. The Bank has not acquired or held securities for the purpose of engaging in trading activities.
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
Premises and Equipment
Premises and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation of fixed assets is accumulated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. The estimated lives of our premises and equipment range from 3 years for computer related equipment to 30 years for building costs associated with newly constructed buildings. Maintenance and repairs are charged to expense in the year incurred.

Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of deferred loan origination fees and costs and an allowance for loan losses.
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Decreases in the allowance result from management’s determination that the allowance for loan losses exceeds their estimates of probable loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional or updated information becomes available.
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
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. As of December 31, 2008, there is one residential mortgage loan which is non-accrual and has been reviewed for impairment. There are no loans which have been considered for a restructuring agreement.
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
Loan origination fees and certain direct origination costs are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method.

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
As a result of adopting SFAS No.123(R), the Company recorded compensation expense of $393,000 and $183,000 during 2008 and 2007, respectively. At December 31, 2008, the Company had unrecognized compensation expense amounting to approximately $1,037,000 related to un-vested options. The unrecognized expense will be recognized over the remaining vesting terms.
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
Restricted Investment in Bank Stock
Restricted stock, is comprised of stock in the Federal Home Loan Bank of New York and Atlantic Central Bankers’ Bank. Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula. All restricted stock is recorded at cost as of December 31, 2008 and 2007.
Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative or regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2008.

NOTE 2. Securities
The Company held no securities in the held to maturity category at December 31, 2008.
A summary of securities available for sale at December 31, 2008 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$17,641	$90	$—	$17,731

The Company held no securities in the available for sale category at December 31, 2007.
A summary of securities held to maturity at December 31, 2007 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
U.S. Treasury Obligations	$1,996	$18	$—	$2,014

Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2008. Securities with an amortized cost of $1.9 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2007.
During 2008, the Company sold a security from its AFS portfolio and recognized a gain of $2,000 from the transaction. During 2007, the Company sold its entire AFS portfolio in order to fund loan growth and recognized a gain of $4,000 from the transaction.
The following tables set forth as of December 31, 2008, the maturity distribution of the Company’s available for sale portfolio (in thousands):

	Amortized	Fair
	Cost	Value

Within 1 year	—	—

1 to 5 years	$13,391	$13,478

Over 5 years	$4,250	$4,253

	$17,641	$17,731

NOTE 3. Loans and Allowance for Loan Losses
Loans at December 31, 2008 and 2007, respectively, are summarized as follows (in thousands):

	December 31,
	2008	2007
Real estate	$159,058	$123,335
Commercial	33,319	27,056
Credit lines	37,962	28,133
Consumer	4,507	4,936

	$234,846	$183,460

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
The activity in the allowance for loan losses is as follows (in thousands):

	Years ended December 31,
	2008	2007

Balance at beginning of year	$1,912	$866

Provision charged to expense	459	1,046
Loans charged off	—	—
Recoveries	—	—

Balance at end of year	$2,371	$1,912

At December 31, 2008, the Bank had one impaired (non-accrual) residential mortgage loan of approximately $2.0 million, with a specific reserve of approximately $20 thousand. The specific reserve was determined based on the fair value of collateral and expected future cash flows. Interest income on such loans is recognized only when actually collected. During the year ended December 31, 2008, the Bank recognized interest income of approximately $45 thousand. Interest income that would have been record had the loan been on the accrual status, amounted to approximately $90 thousand.
NOTE 4. Premises and Equipment
At December 31, premises and equipment consists of the following (in thousands):

	2008	2007

Land	$5,152	$3,350
Building	4,642	4,409
Furniture and fixtures	507	375
Equipment	576	414

	10,877	8,548

Less accumulated depreciation and amortization	593	248

Total premises and equipment, net	$10,284	$8,300

Depreciation expense amounted to $345 thousand and $193 thousand for the years ended December 31, 2008 and 2007, respectively.

NOTE 5. Deposits
At December 31, 2008 and 2007, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2008	2007

Three months or less	$48,760	$20,408
Over three months through twelve months	113,028	112,475
Over 1 year through 2 years	1,815	921
Over 2 years through 3 years	127	141
Over 3 years through 4 years	—	12
Over 4 years through 5 years	1,800	47
Over 5 years	—	—

	$165,530	$134,004

NOTE 6. Short Term Borrowings
At December 31, 2008, we drew down approximately $853 thousand through our overnight line of credit at Atlantic Central Bankers Bank. We have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. Additionally, we were approved as a member of the Federal Home Loan Bank of New York (FHLBNY) in November, 2007. The FHLBNY relationship could provide additional sources of liquidity, if required. We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

NOTE 7. Income Taxes
Income tax expense from operations for the years ended December 31 is as follows (in thousands):

	2008	2007
Federal:
Current	$480	$519
Deferred	(160)	(349)
State:
Current	146	162
Deferred	(46)	(258)

Income tax expense	$420	$74

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Start up expenses	$433	$468
Allowance for loan losses	854	744
Accrued expenses	76	50
Stock compensation plans	162	39

Total gross deferred tax assets	1,525	1,301

Deferred tax liabilities:
Deferred loan costs	(68)	(63)
Prepaid expenses	(57)	(36)
Unrealized gains on AFS securities	(36)	—
Other	(23)	(31)

Total gross deferred tax liabilities	(184)	(130)

Net deferred tax asset	$1,341	$1,171

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. During 2007 and 2008, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2008	2007

Computed “expected” tax expense	$322	$303
Increase(decrease) in taxes resulting from:
State taxes, net of federal income tax (benefit)expense	66	(63)
Non-deductible penalties	—	5
Stock-based compensation	29	28
Meals and entertainment	3	3
Change in valuation allowance	—	(202)

	$420	$74

The Company is subject to income taxes in the U.S. and various state and local jurisdictions. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. Corporate tax returns for the years 2005 through 2008 remain open to examination by taxing authorities.
NOTE 8. Leases
The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2026. These leases do contain certain options to renew the leases. Rental expense amounted to $454,000 and $430,000, respectively, for the years ended December 31, 2008 and December 31, 2007.
The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2008 (in thousands):

Year ending December 31:
2009	$437
2010	330
2011	262
2012	269
2013	277
Thereafter	2,941

$4,516

NOTE 9. Related-party Transactions
The Bank has made, and expects to continue to make, loans in the future to our directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests. All such loans require the prior approval of our board of directors. None of such loans at December 31, 2008 and 2007, respectively, were nonaccrual, past due, restructured or potential problems, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.
The following table represents a summary of related-party loans during 2008 (in thousands)

Outstanding loans at beginning of the year	$13,849
New Loans	11,959
Repayments	(6,003)
Outstanding loans at end of the year	$19,805

Two of our directors have acted as the Bank’s counsel on several loan closings. During 2008, and 2007 the total cost of such work has been reimbursed by the respective loan customers and totals $88,000 and $149,000, respectively. Additionally, one of these directors has acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $11,000 in 2008 and approximately $10,000 in 2007.
The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the President. Gross insurance premiums paid to carriers through this agency was approximately $87,000 and $73,000 in 2008 and 2007, respectively.
One of our directors provided appraisal services on several loan closings. Although certain of these payments are reimbursed by our customer, the total amount paid for appraisal services during 2008 and 2007 was approximately $24,000 and $13,000, respectively.
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

NOTE 10. Earnings Per Share
All weighted average, actual shares and per share information have been adjusted retroactively for the effects of the 2007 10% stock distribution and the 2007 2 for 1 stock split. The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	For the Year Ended
	December 31,
(In thousands, except per share data)	2008	2007

Net income applicable to common stock	$527	$816
Weighted average number of common shares outstanding — basic	5,023	4,856

Basic earnings per share	$0.10	$0.17

Net income applicable to common stock	$527	$816

Weighted average number of common shares outstanding — diluted
Weighted average number of common shares outstanding	5,023	4,856

Effect of dilutive warrants	67	24

Weighted average number of common shares outstanding	5,090	4,880

Diluted earnings per share	$0.10	$0.17

Stock options for 614,968 and 658,300 shares of common stock were not considered in computing diluted earnings per common share for 2008 and 2007, respectively, because they were anti-dilutive.

NOTE 11. Stockholders’ Equity and Dividend Restrictions
Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share, as adjusted for the subsequent 10% stock distribution and the 2 for 1 stock split. The stock offering resulted in net proceeds of $42,684,000. For every five shares of common stock purchased in the offering, one warrant to purchase one additional share of the Bank’s common stock was issued, exercisable at any time through May 10, 2009. Subsequent to year end, the Company has extended the expiration date of the warrants to September 15, 2009. 959,720 warrants were issued to purchase common stock at $10.91 per share, as adjusted for the 10% stock distribution and the 2 for 1 stock split. Between 2006 and 2008, there were 181,131 warrants exercised for total proceeds of $1,974,000. As part of the holding company reorganization on July 31, 2007, all outstanding warrants were exchanged to purchase Bancorp of New Jersey, Inc. common stock. At December 31, 2008, there were 778,488 warrants outstanding.
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

NOTE 12. Benefit Plans
2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock, in each case as adjusted following our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split effective December 31, 2007. The option price per share is the market value of the Bank’s stock on the date of grant. The option price and number of shares underlying options outstanding on the date of our ten percent (10%) stock distribution in January 2007 and the December 2007 2 for 1 stock split have been equitably adjusted to account for such stock distributions. At December 31, 2008, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank.
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
During 2007, the Company awarded Incentive Stock Options (ISO) which vest over a 5 year period. The per share weighted average fair values of ISO stock options granted during 2007 were $3.07 on the date of the grant using the Black Scholes option-pricing model, as adjusted for the 2007 stock distribution and the 2007 stock split. These options used the following assumptions in determining the grant date fair value of the 2007 option grants: expected dividend yield of 0.00%, risk-free interest rate of 3.28%, expected volatility of 21.69%, and average expected lives of 5.15 years.

A summary of stock option activity under the 2006 Stock Option Plan during 2008 and 2007 is presented below:

		Weighted Average	Average
	Number of	Exercise price	Intrinsic
	Shares	per share	Value (1)

Outstanding at December 31, 2006	124,300	$9.09

Granted	96,000	$11.50
Forfeited	—
Exercised	(22,000)	$9.09

Outstanding at December 31, 2007	198,300	$10.26	$246,543

Granted	—	—
Forfeited	(9,400)	$10.37
Exercised	—	—

Outstanding at December 31, 2008	188,900	$10.26	$139,786

Exercisable at December 31, 2008	106,673	$9.53	$156,810

(1)
The aggregate instirinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2008. This amount changes based on the changes in the market value in the Company’s stock.

Information pertaining to options outstanding under the 2006 Stock Option Plan at December 31, 2008 is as follows:

		Weighted Average	Weighted
	Number	Remaining	Average
Range of Exercise Prices	Outstanding	Contractual life (years)	Exercise Price
$9.09	97,900	7.83	$9.09
$11.50	91,000	8.92	$11.50

	188,900

Under the 2006 Stock Option Plan, there were a total of 82,227 unvested options at December 31, 2008, and approximately $252,000 remains to be recognized in expense over the next four years. There were no options related to the 2006 Stock Option Plan exercised during 2008. The total intrinsic value for options that were exercised during 2007 was approximately $53,000.

2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At December 31, 2008, non-qualified options to purchase 414,668 shares of the Company’s stock were issued to non-employee directors of the Company.
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
A summary of the stock option activity during 2008 is as follows:

		Weighted
		Average		Weighted Average
	Number	Exercise	Average	Remaining
	of	price per	Intrinsic	Contractual life
	Shares	share	Value (1)	(years)

Outstanding at December 31, 2007	460,000	$11.50	$—	8.81

Granted	—	—
Forfeited	(23,334)	$11.50
Exercised	(21,998)	$11.50

Outstanding at December 31, 2008	414,668	$11.50	$—

Exercisable at December 31, 2008	86,658

(1)
The aggregate instirinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2008 and 2007, respectively. This amount changes based on the changes in the market value in the Company’s stock.

Under the 2007 Directors Stock Option Plan, there were a total of 414,668 outstanding options at December 31, 2008, and approximately $757,000 remains to be recognized in expense over the next four years. During 2008, no Director Options were granted.

NOTE 12. Benefit Plans (continued)
Weighted Average Assuptions for options granted
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007 Director Plan	2006 Stock Option Plan

Dividend yield	0.00%	0.00%

Expected life	4.50 years	2.44 years

Expected volatility	17.72%	17.75%

Risk-free interest rate	3.70%	4.77%
There were no options granted during 2008.
The dividend yield assumpton is based on the Company’s expectation of dividend payouts. The expected life is based upon historical and expected exercise experience. The expected volatility is based on historical volatiltiy of a peer group over a similar period. The risk-free interest rates for periods within the contractual life of the awards is based upon the U.S. Treasury yield curve in effect at the time of the grant.
Defined Contribution Plan
The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit. The Company matches a percentage of employee contributions at the board’s discretion. The Company made a matching contribution of approximately $41,000 and $33,000 during 2008 and 2007, respectively.

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
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-wieghted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2008, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, respectively, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

			FDIC requirements
			Minimum capital		For classification
	Bank actual		adequacy		as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Leverage (Tier 1)
Capital	$47,811	16.95%	$11,281	4.00%	$14,101	5.00%
Risk-based capital:
Tier 1	$47,811	21.16%	$9,040	4.00%	$13,560	6.00%
Total	$50,182	22.20%	$18,080	8.00%	$22,600	10.00%

December 31, 2007:
Leverage (Tier 1)
Capital	$45,840	22.27%	$8,235	4.00%	$10,293	5.00%
Risk-based capital:
Tier 1	$45,840	25.06%	$7,315	4.00%	$10,973	6.00%
Total	$47,752	26.11%	$14,631	8.00%	$18,289	10.00%
The Bank’s capital amounts (in thousands) and ratios as presented in the table above are similar to those of the Company.
In addition to the above, as part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier 1 Capital to total assets, as defined, through the first three years of operation.

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
The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans at December 31, 2008 totaled $30.9 million compared to $48.6 million at December 31, 2007.
Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey. At December 31, 2008 and 2007, the Bank had outstanding letters of credit to customers totaling $574,000 and $1,103,000, respectively, whereby the Bank guarantees performance to a third party. These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. At December 31, 2008 and 2007, such amounts were deemed not material.
NOTE 15. Financial Information of Parent Company
The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006. The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007. Accordingly, the financial information of the parent company, Bancorp of New Jersey, Inc, for 2007 is only available as of and for the five month period ended December 31, 2007. The following information represents the parent only Balance Sheets as of December 31, 2008 and 2007, respectively, and the Statements of Income for the twelve months ended December 31, 2008 and for the five months ended December 31, 2007 and should be read in conjunction with the notes to the consolidated financial statements.
Balance Sheet
(in thousands)

	December 31,
	2008	2007
Assets:

Investment in subsidiary, net	$47,864	$45,840

Total assets	$47,864	$45,840

Stockholders’ equity:	$47,864	$45,840

Statement of Income
For the twelve month period ended December 31, 2008 and
the five month period ended December 31, 2007
(in thousands)

2008	2007

Equity in undistributed earnings of subsidiary bank	$527	$816

Net income	$527	$816

Statement of Cash Flow
For the twelve months ended December 31, 2008 and
the five months ended December 31, 2007
(in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$527	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(527)	(816)
Decrease in other assets, net	—	—

Net cash provided by operating activities	—	—

Cash flows from investing activities:
Capital contributed to subsidiary bank	(1,051)	(1,585)

Net cash used in financing activities	(1,051)	(1,585)

Cash flows from financing activities:
Proceeds from exercise of warrants	821	1,085
Proceeds from issuance of common stock	230	500

Net cash provided by financing activities	1,051	1,585

Net change in cash for the period	—	—

Net cash at beginning of year	—	—

Net cash at end of year	$—	$—

NOTE 16. Fair Value Measurement and Fair Value of Financial Instruments
Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.
In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October, 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 Inputs — Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
Securities available for sale	$17,731	$—	$17,731	$—
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
Impaired loans	$1,977	$—	$—	$1,977
As discussed above, the Company has delayed its disclosure requirements of non-financial assets and liabilities.
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at December 31, 2008 and 2007:
Cash and Cash Equivalents (Carried at cost)
The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities
The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining market prices on nationally recognized securities exchanges (level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquiditiy and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.
Restricted Investment in Bank Stock (Carried at Cost)
The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.
Loans Receivable (Carried at Cost)
The fair value of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and the interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.
Impaired loans
Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally deteremined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
The fair value consists of the loan balance of $1,997,000 net of a specific reserve of $20,000. Additonal provisions for loan losses of $439,000 were recorded during the year.
Accrued Interest Receivable and Payable (Carried at Cost)
The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

Deposits (Carried at Cost)
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities of time deposits.
Federal Funds Purchased and Short-Term Borrowings (Carried at Cost)
The carrying amount of federal funds purchased approximates fair value.
Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value

Financial assets:
Cash and cash equivalents	$40,480	$40,480	$66,115	$66,115
Securities available for sale	17,641	17,731	—	—
Securities held to maturity	—	—	1,996	2,014
Restricted investment in bank stock	346	346	328	328
Net loans	232,565	232,744	181,624	181,068
Accrued interest receivable	847	847	613	613
Financial liabilities:
Deposits	254,005	255,935	212,941	212,933
Federal funds purchased	853	853	—	—
Accrued interest payable	541	541	917	917
Limitation
The preceding fair value estimates were made at December 31, 2008 and 2007 based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.
Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2008 and 2007, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17. Quarterly Financial Data (unaudited)
The following represents summarized unaudited quarterly financial data of the Company.
Three Months Ended
(in thousands, except per share data)

	December 31	September 30	June 30	March 31

2008
Interest income	$3,653	$3,543	$3,530	$3,729
Interest expense	1,779	1,689	1,862	2,214

Net interest income	1,874	1,854	1,668	1,515
Provision for loan losses	146	88	67	158
Other expense, net	1,422	1,349	1,422	1,312
Provision for federal and state income taxes	132	179	77	32

Net income	$174	$238	$102	$13

Earnings per share:
Basic	$0.03	$0.05	$0.02	$0.00

Diluted	$0.03	$0.05	$0.02	$0.00

2007
Interest income	$3,328	$2,886	$2,391	$1,965
Interest expense	1,649	1,242	903	641

Net interest income	1,679	1,644	1,488	1,324
Provision for loan losses	140	278	239	389
Other expense, net	1,290	1,066	963	880
Provision(benefit) for federal and state income taxes	111	(144)	80	27

Net income	$138	$444	$206	$28

Earnings per share:
Basic	$0.03	$0.09	$0.04	$0.01

Diluted	$0.03	$0.09	$0.04	$0.01

NOTE 18. Recent Accounting Pronouncements
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
FASB statement No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This statement is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2008, the FASB issued a FASB Staff Position (“FSP”) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption was not allowed. Management does not expect the implementation of this FSP to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (Statement 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect the implementation of this FSP to have a material impact on the Company’s consolidated financial statements.
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
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented. Early adoption was prohibited. FSP APB 14-1 is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.
In June 2008, the EITF of the FASB discussed public comments received on EITF Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits. The Task Force reached a consensus that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008, and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Early application is not permitted. EITF Issue No. 08-3 is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.
In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.
In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applied to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s consolidated financial condition or results of operations as of and for the year ended December 31, 2008.

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
Based on their evaluation as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Management’s Annual Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 using the “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations (“COSO”). Based on such evaluation, management determined that, as of December 31, 2008, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls
All internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders to be held May 21, 2009.
ITEM 11. EXECUTIVE COMPENSATION
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders to be held May 21, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders to be held May 21, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders to be held May 21, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders to be held May 21, 2009.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:
(i)	Consolidated Balance Sheets as of December 31, 2008 and 2007.

(ii)	Consolidated Statements of Income for the years ended December 31, 2008 and 2007.

(iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

(v)	Notes to Consolidated Financial Statement

(vi)	Reports of Independent Registered Public Accounting Firms
(b)	Financial Statement Schedules
All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.
(c)	Exhibits
The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 78.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP OF NEW JERSEY, INC.
By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chairman, President and CEO
Dated : March 31, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert F. Buzzetti Albert F. Buzzetti	Chairman, President, and Chief Executive Officer	March 31, 2009

/s/ Armand Leone, Jr. Armand Leone, Jr.	Vice Chairman and Director	March 31, 2009

/s/ Michael Bello Michael Bello	Director	March 31, 2009

/s/ Jay Blau Jay Blau	Director	March 31, 2009

/s/ Albert L. Buzzetti Albert L. Buzzetti	Director	March 31, 2009

/s/ Gerald A. Calabrese, Jr. Gerald A. Calabrese, Jr.	Director	March 31, 2009

/s/ Stephen Crevani Stephen Crevani	Director	March 31, 2009

/s/ John K. Daily John K. Daily	Director	March 31, 2009

/s/ Anthony M. Lo Conte Anthony M. Lo Conte	Director	March 31, 2009

/s/ Rosario Luppino Rosario Luppino	Director	March 31, 2009

Name	Title	Date

/s/ Howard Mann Howard Mann	Director	March 31, 2009

/s/ Josephine Mauro Josephine Mauro	Director	March 31, 2009

/s/ Joel P. Paritz Joel P. Paritz	Director	March 31, 2009

/s/ Christopher M. Shaari Christopher M. Shaari	Director	March 31, 2009

/s/ Anthony Siniscalchi Anthony Siniscalchi	Director	March 31, 2009

/s/ Mark Sokolich Mark Sokolich	Director	March 31, 2009

/s/ Diane M. Spinner Diane M. Spinner	Executive Vice President and Director	March 31, 2009

Exhibit
No.		Description
2.1	(A)	Plan of Acquisition
3.1	(A)	Certificate of Incorporation
3.2	(A)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(A)	Change In Control Agreement between the Bank and Albert F. Buzzetti*
10.2	(A)	Change In Control Agreement between the Bank and Michael Lesler*
10.3	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*
10.4	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*
10.5	(A)	2006 Stock Option Plan*
10.6	(A)	Form of Stock Option Award Agreement*
10.7	(B)	2007 Non-Qualified Stock Option Plan For Directors
10.8	(C)	Form of Stock Option Award Agreement
21		Subsidiaries of the Registrant
23		Consent of Beard Miller Company LLP
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.

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