Form 10-Q
period 2009-03-31
Bancorp of New Jersey, Inc.
filed 2009-05-15
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2008 there were 5,069,261 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$227	$304
Interest bearing deposits	32,237	40,107
Federal funds sold	4,131	69

Total cash and cash equivalents	36,595	40,480

Restricted investment in bank stock, at cost	346	346
Securities available for sale	24,269	17,731
Securities held to maturity	4,296	—

Loans receivable	240,788	234,846
Deferred loan fees and unamortized costs, net	85	90
Less: allowance for loan losses	(2,432)	(2,371)

Net loans	238,441	232,565
Premises and equipment, net	10,322	10,284
Accrued interest receivable	1,271	847
Other assets	1,497	1,851

TOTAL ASSETS	$317,037	$304,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$27,941	$28,187
Savings and interest-bearing transaction accounts	59,902	60,289
Time deposits under $100	41,318	41,855
Time deposits $100 and over	138,707	123,675

Total deposits	267,868	254,006

Accrued interest payable and other liabilities	1,092	2,234

TOTAL LIABILITIES	268,960	256,240

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,068,273 shares at March 31, 2009; and 5,065,283 shares at December 31, 2008	47,270	47,133
Retained earnings	795	678
Accumulated other comprehensive income	12	53

TOTAL STOCKHOLDERS’ EQUITY	48,077	47,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,037	$304,104

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,378	$3,141
Securities	179	85
Federal funds sold	42	502

TOTAL INTEREST INCOME	3,599	3,728

INTEREST EXPENSE
Savings and money markets	124	433
Time deposits	1,605	1,781

TOTAL INTEREST EXPENSE	1,729	2,214

NET INTEREST INCOME	1,870	1,514
Provision for loan losses	61	158

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,809	1,356
NONINTEREST INCOME — principally fees and service charges	38	64
NONINTEREST EXPENSE
Salaries and employee benefits	916	841
Occupancy and equipment expense	342	274
Data processing	79	79
Other expenses	300	182

TOTAL NONINTEREST EXPENSE	1,637	1,376

Income before provision for income taxes	210	44
Income tax expense	94	32

NET INCOME	$116	$12

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.02	$0.00
See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116	$12
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	97	86
Provision for loan losses	61	158
Recognition of stock option expense	104	102
Fees earned from mortgage referrals	—	(4)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(424)	(313)
Decrease(increase) in other assets	351	(100)
Decrease in other liabilities	(1,142)	(29)

NET CASH USED IN OPERATING ACTIVITIES	(837)	(88)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(14,064)	(13,033)
Proceeds from sales or calls of securities available for sale	7,391	—
Purchases of securities held to maturity	(4,296)	—
Net increase in loans	(5,876)	(18,347)
Purchases of premises and equipment	(99)	(96)

NET CASH USED IN INVESTING ACTIVITIES	(16,944)	(31,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,862	14,874
Exercise of stock options	23	—
Exercise of warrants	11	185

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,896	15,059

Net decrease in cash and cash equivalents	(3,885)	(16,505)
Cash and cash equivalents, beginning of year	40,480	66,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,595	$49,610

Cash paid during the period for:
Interest	$1,619	$1,950
Income taxes	$134	$80

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
These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods presented do not necessarily indicate the results that the Company will achieve for the 2009 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.
The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2009 presentation.

Organization
The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank is a community bank which provides a full range of banking services to individuals and corporate customers in New Jersey. Both the Company and the Bank are subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities. The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions. The Bank continues to focus on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve its customers and expand it market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone and internet banking. The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
Note 2. Stockholders’ Equity and Related Transactions
During the three month period ended March 31, 2009, the Company issued 990 shares of common stock upon exercises of warrants for an aggregate purchase price of approximately $11 thousand. During the three month period ended March 31, 2009, the Company issued 2,000 shares of common stock upon exercises of options for an aggregate purchase price of approximately $23 thousand.
Note 3. Benefit Plans and Stock-Based Compensation
2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock. At March 31, 2009, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 188,900 shares were outstanding at March 31, 2009.
Under the 2006 Stock Option Plan, there were a total of 82,227 unvested options at March 31, 2009 and approximately $232,000 remains to be recognized in expense over approximately the next four years. Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2009.

2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option
Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At March 31, 2009, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 413,000 were outstanding at March 31, 2009. During the quarter ended March 31, 2009, approximately 2,000 vested options were exercised for total proceeds of approximately $23 thousand. No options were granted or forfeited during the first three months of 2009.
Under the 2007 Director Plan, there were a total of approximately 360,000 unvested options at March 31, 2009 and approximately $674,000 remains to be recognized in expense over approximately four remaining years.
In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $104,000 and $102,000 for the three months ended March 31, 2009 and 2008, respectively.
The aggregate intrinsic value of options outstanding as of March 31, 2009 under the 2006 Stock Option Plan and the 2007 Director Plan was $0, as the per share exercise price of all such options exceeded the per share market value of the underlying common stock.

Note 4. Earnings Per Share.
Basic earnings per share is calculated by dividing the net income for a period by the weighted average number of common shares outstanding during that period.
Diluted earnings per share is calculated by dividing the net income for a period by the weighted average number of outstanding common shares and dilutive common share equivalents during that period. Outstanding “common share equivalents” include options and warrants to purchase the Company’s common stock.
The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended
	March 31,
(In thousands except per share data)	2009	2008
Net income applicable to common stock	$116	$12
Weighted average number of common shares outstanding — basic	5,066	4,981

Basic earnings per share	$0.02	$0.00

Net income applicable to common stock	$116	$12
Weighted average number of common shares and common share equivalents — diluted	5,066	5,224

Diluted earnings per share	$0.02	$0.00

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; 777,498 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because they were anti-dilutive.
Stock options for 198,300 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended March 31, 2008 because they were anti-dilutive. Options to purchase 460,000 shares of common stock at a weighted average price of $11.50 and 836,202 warrants to purchase shares of common stock at a weighted average price of $10.91 per share were outstanding and were included in the computation of diluted earnings per share for the first quarter of 2008.

Note 5. Comprehensive Income
SFAS 130, “Reporting Comprehensive Income” requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period. Total comprehensive income is presented for the three month periods ended March 31, 2009 and 2008, respectively, (in thousands) as follows:

	Three months ended March 31,
	2009	2008
Comprehensive Income

Net income	$116	$12

Unrealized holding gain(loss) on securities available for sale, net of taxes of $21 and $34 for 2009 and 2008, respectively	(42)	61

Total comprehensive income	$74	$73

Note 6. Securities Available for Sale and Investment Securities
A summary of securities available for sale at March 31, 2009 and December 31, 2008 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$24,250	$83	$(64)	$24,269

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$17,641	$90	—	$17,731
Management has evaluated the securities in the table above and has concluded that none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the types of securities, including if the securities were US government issued, and the credit ratings of the securities. The securities that are in an unrealized loss position are in a loss position because of a change in interest rates since the securities were purchased. These securities consist only of US government sponsored enterprise obligations. The Company has the intent and the ability to hold these investments for a time necessary to recover the amortized cost.
The Company held no securities in the held to maturity category at December 31, 2008. A summary of held to maturity securities at March 31, 2009 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$4,296	—	(9)	$4,287
Management does not believe that the unrealized loss on the security above is other-than-temporarily impaired. The unrealized loss is due to changes in market interest rates. The Company has the intent and the ability to hold this investment for a time necessary to recover the amortized cost.
Securities with an amortized cost of $3.2 million, and a fair value of $3.2 million, were pledged to secure public funds on deposit at March 31, 2009. Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2008.

Note 7. Loans.
The components of the loan portfolio at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008

Real estate	$162,781	$159,058
Commercial	33,596	33,319
Credit lines	39,966	37,962
Consumer	4,445	4,507

	$240,788	$234,846

The Bank grants commercial, mortgage and installment loans primarily to New Jersey residents and businesses within its local trading area. Each of its borrower’s ability to repay or otherwise satisfy its obligations is dependent upon various factors, including the borrower’s income and net worth and, if the obligations are secured by collateral, the cash flows generated by the underlying collateral, the value of the underlying collateral, and the priority of the Bank’s lien on the underlying collateral. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes its lending policies and procedures reasonably account for the potential exposure to such risks and that provisions for loan losses are made to maintain an allowance for loan losses which management believes is adequate to absorb probable losses inherent in the loan portfolio.

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Balance at beginning of period	$2,371	$1,912
Provision charged to expense	61	158

Balance at end of period	$2,432	$2,070

As of March 31, 2009 and December 31, 2008, the Bank had one impaired (non-accrual) residential mortgage loan of approximately $2.0 million, with a specific reserve of $20 thousand. If interest had been accrued, such income would have been approximately $33 thousand for the three month period ended March 31, 2009.
Note 8. Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2009, the Bank had $576 thousand of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.
Note 9. Fair Value Measurements
The Company adopted FAS 157, “Fair Value Measurements”, on January 1, 2008. Under FAS 157, fair value measurements are not adjusted for transaction costs. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:
Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at the respective reporting dates.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008, respectively, are as follows:

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	March 31,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Securities available for sale	$24,260	$—	$24,260	$—

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
Securities available for sale	$17,731	$—	$17,731	$—
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008, respectively, follows:

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	March 31,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Impaired loans	$1,977	$—	$—	$1,977

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
Impaired loans	$1,977	$—	$—	$1,977

Note 10. Recent Accounting Pronouncements
FSP FAS 157-4
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.
This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
FSP FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
FSP FAS 107-1 and APB 28-1
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.
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
Allowance for Loan Losses
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition. Management believes that the allowance for loan losses is maintained at an adequate level to provide for losses inherent in the loan portfolio. While management uses available information to evaluate the adequacy of the allowance for loan losses, future additions may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for loan losses, in order to increase the allowance, based on their judgments about information available to them at the time of their examinations.
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

Results of Operations
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
Our results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Net income is also affected by the provision for loan losses and the level of non-interest income, as well as by non-interest expenses, including salaries and employee benefits, occupancy and equipment expense, and other expenses, and income taxes.
Net Income
Net income for the first quarter of 2009 reached $116 thousand compared to net income of $12 thousand for the first quarter of 2008. This increase was bolstered, primarily, by increased net interest income. During the first quarter of 2009, net interest income increased by 26.7%, or approximately $400 thousand, to $1.9 million from $1.5 million for the first quarter of 2008.
On a per share basis, basic and diluted earnings per share reached $0.02 for the first quarter of 2009 compared to less than $0.01 per share for the same period in 2008.
Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, and a focus on lower cost deposits. During the first quarter of 2009, net interest income reached $1.9 million from $1.5 million during the first quarter of 2008. As a result of the increased net interest income, the Company was able to absorb an increase in non-interest expense of approximately $261 thousand, or 19.0%.
Provision for Loan Losses
The provision for loan losses was $61 thousand for the three months ended March 31, 2009 as compared to $158 thousand for the three months ended March 31, 2008. The decreased provision is reflective of continued, but slower, loan growth during 2009.
Non-interest Income
Non-interest income, which was primarily attributable to service fees, was $38 thousand during the quarter ended March 31, 2009 compared to $64 thousand for the quarter ended March 31, 2008. As these fees are related, primarily, to deposits accounts, the decrease between periods is mainly the result of customer activity which is more sensitive to fees during these difficult economic times.

Non-interest Expense
Non-interest expense reached $1.6 million during the first quarter of 2009 compared to $1.4 million in the first quarter of 2008, an increase of approximately $261 thousand. This increase reflects increased salaries and employee benefits, occupancy and equipment expense, and other expenses related to opening and operating two additional office locations, as well as the overall growth of the Company.
On February 27, 2009 the Board of Directors of the Federal Deposit Insurance Corporation voted to amend the restoration plan for the Deposit Insurance Fund. The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009. The assessment is to be collected on September 30, 2009. Comments on the interim rule on special assessments were due back on April 1, 2009 after which a final rule would then be issued. As the rule is not final, it has not been “enacted.” Further, as the assessment will be based on June 30, 2009 deposits, it is presently not measurable. The special assessment payment is to be made September 30, 2009, however, the full amount will be accrued in the second quarter of 2009, when it is anticipated to be enacted and the June 30 deposits will be measurable.
Income Tax Expense
The income tax provision reached $94 thousand for the quarter ended March 31, 2009, as compared to $32 thousand for the quarter ended March 31, 2008. The income tax provisioning reflects our pre-tax income and the effect of permanent differences between financial and tax reporting. These permanent tax differences include but are not limited to the recognition of non-deductible stock option expense.

FINANCIAL CONDITION
Total consolidated assets increased $12.9 million, or approximately 4.2%, from $304.1 million at December 31, 2008 to $317.0 million at March 31, 2009. Total deposits increased from $254.0 million at December 31, 2008 to $267.9 million at March 31, 2009, an increase of $13.9 million, or approximately 5.5%. Loans receivable, or “total loans,” increased from $234.9 million at December 31, 2008 to $240.9 million at March 31, 2009, an increase of approximately $6 million, or 2.6%.
Loans
Our loan portfolio is the primary component of our assets. Total loans increased by 2.6% since year end to reach $240.9 million at March 31, 2009. At December 31, 2008, our total loans were approximately $234.9 million. While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to continued and recent events surrounding larger banking institutions within our market. While we maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide. We also provide a level of service and decision making which we believe can only be provided by community banks. Our safety and capital levels have also led to certain opportunities within our market.
Our loan portfolio consists of commercial loans, real estate loans, and consumer loans. Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, which are generally secured by the personal property owned or being purchased by the borrowers.
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
We attempt to minimize overall credit risk through loan diversification and our loan approval procedures. Due diligence begins at the time we begin to discuss the origination of a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed by our loan officers before a loan is submitted to our loan committee or board of directors for approval. Loans made are also subject to periodic audit and review.
At March 31, 2009 and December 31, 2008, we had one non-accrual loan in the amount of approximately $2.0 million.
As of March 31, 2009 and December 31, 2008, there were no concentrations of loans (other than those categories of loans disclosed in Note 7 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q) which exceeded 10% of our total loans, and we had no foreign loans. Furthermore, our loan portfolio does not contain any sub-prime loans. Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.
Investment Securities
Securities held as available for sale (“AFS”) were approximately $24.3 million at March 31, 2009 compared to $17.7 million at December 31, 2008. This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold. Securities held to maturity, which represented approximately $4.3 million at March 31, 2009 increased by that amount due to purchase of a local municipal bond during the period. At December 31, 2008, there were no held to maturity securities.
Deposits
Deposits remain our primary source of funds. Total deposits increased from $254.0 million at December 31, 2008 to $267.9 million at March 31, 2009, an increase of $13.9 million, or 5.5%. This increase is directly attributable to an increase in our time deposit accounts, and we believe it reflects the public perception of our safety and soundness. During this interest rate environment, our attractive time deposit products have allowed for increased net interest income.

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
Our total deposits equaled $267.9 million at March 31, 2009 as compared to $254.0 million at December 31, 2008.
Through the investment portfolio, we will seek to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while maintaining liquidity. Through our investment portfolio, we also attempt to manage our maturity gap, by seeking maturities of investments which coincide with maturities of deposits. The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and other liquidity needs.
As of March 31, 2009, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There are no amounts outstanding under either facility at March 31, 2009. The bank is also a member of the Federal Home Bank of New York (“FHLBNY”). The FHLBNY relationship could provide additional sources of liquidity, if required.
Capital Resources
A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined our capital into the following components: Tier 1 Capital, which includes tangible shareholders’ equity for common stock and qualifying preferred stock, and Tier 2 Capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, and preferred stock which does not qualify as Tier 1 Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require certain capital as a percent of our assets and certain off-balance sheet items, adjusted for predefined credit risk factors, referred to as “risk-adjusted assets.”
We are required to maintain, at a minimum, Tier 1 Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 Capital, or “Total Capital,” as a percentage of risk-adjusted assets of 8.0%.
In addition to the risk-based guidelines, our regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier 1 Capital as a percentage of tangible assets) of 3.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the applicable minimum leverage ratio will be evaluated and established through the ongoing regulatory examination process.

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2009, as well as the applicable minimum ratios:

		Minimum
	March 31,	Regulatory
	2009	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	20.46%	4.0%
Total Capital Ratio	21.50%	8.0%
Leverage Ratio	15.31%	4.0%
In addition to the above, as part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier 1 Capital to total assets, as defined, throughout the first three years of operation.
The capital levels detailed above reflect the success of our initial stock offering as well as our results of operations. As we continue to employ our capital and grow our operations, we expect that our capital levels will decrease, but that we will remain a “well-capitalized” institution.
The Company is subject to regulatory capital requirements which are substantially similar to those of the Bank.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 29.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: May 15, 2009	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
President and Chief Executive Officer

	By:	/s/ Michael Lesler
Michael Lesler
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications