Form 10-Q
period 2009-06-30
Bancorp of New Jersey, Inc.
filed 2009-08-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2009 there were 5,069,153 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$7,191	$304
Interest bearing deposits	60	40,107
Federal funds sold	5,190	69

Total cash and cash equivalents	12,441	40,480

Restricted investment in bank stock, at cost	419	346
Securities available for sale, at fair value (amortized cost of $24,250 and $17,641, respectively)	24,052	17,731
Securities held to maturity (fair value of $4,282 and $0, respectively)	4,296	—
Loans receivable	254,760	234,846
Deferred loan fees and unamortized costs, net	36	90
Less: allowance for loan losses	(2,576)	(2,371)

Net loans	252,220	232,565
Premises and equipment, net	10,337	10,284
Accrued interest receivable	1,360	847
Other assets	1,733	1,851

TOTAL ASSETS	$306,858	$304,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$34,904	$28,187
Savings and interest-bearing transaction accounts	52,700	60,289
Time deposits under $100	37,136	41,855
Time deposits $100 and over	132,629	123,675

Total deposits	257,369	254,006

Accrued interest payable and other liabilities	1,237	2,234

TOTAL LIABILITIES	258,606	256,240

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,069,153 shares at June 30, 2009; and 5,065,283 shares at December 31, 2008	47,385	47,133
Retained earnings	986	678
Accumulated other comprehensive (loss)income	(119)	53

TOTAL STOCKHOLDERS’ EQUITY	48,252	47,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$306,858	$304,104

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,587	$3,158
Securities	206	229
Federal funds sold	16	143

TOTAL INTEREST INCOME	3,809	3,530

INTEREST EXPENSE
Savings and money markets	43	305
Time deposits	1,445	1,557

TOTAL INTEREST EXPENSE	1,488	1,862

NET INTEREST INCOME	2,321	1,668
Provision for loan losses	144	67

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,177	1,601
NON-INTEREST INCOME — principally fees and service charges	48	81
NON-INTEREST EXPENSE
Salaries and employee benefits	911	817
Occupancy and equipment expense	342	275
FDIC related expenses	262	36
Data processing	92	80
Professional fees	111	98
Other expenses	180	197

TOTAL NON-INTEREST EXPENSE	1,898	1,503

Income before provision for income taxes	327	179
Income tax expense	136	77

NET INCOME	$191	$102

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.04	$0.02

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$6,963	$6,301
Securities	385	319
Federal funds sold	58	639

TOTAL INTEREST INCOME	7,406	7,259

INTEREST EXPENSE
Savings and money markets	167	738
Time deposits	3,050	3,339

TOTAL INTEREST EXPENSE	3,217	4,077

NET INTEREST INCOME	4,189	3,182
Provision for loan losses	205	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,984	2,957
NON-INTEREST INCOME — principally fees and service charges	86	145
NON-INTEREST EXPENSE
Salaries and employee benefits	1,827	1,658
Occupancy and equipment expense	684	549
FDIC related expenses	303	59
Data processing	171	147
Professional fees	171	208
Other expenses	377	258

TOTAL NON-INTEREST EXPENSE	3,533	2,879

Income before provision for income taxes	537	223
Income tax expense	230	109

NET INCOME	$307	$114

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.06	$0.02
See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$307	$114
Adjustments to reconcile net income to net cash Used in operating activities:
Depreciation and amortization	203	170
Provision for loan losses	205	225
Recognition of stock option expense	208	193
Fees earned from mortgage referrals	—	(9)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(513)	(548)
Decrease(increase) in other assets	118	(357)
Decrease in other liabilities	(997)	(284)

NET CASH USED IN OPERATING ACTIVITIES	(469)	(496)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(23,883)	(23,905)
Purchases of investment in bank stock	(73)	(18)
Proceeds from sales or calls of securities available for sale	17,391	—
Purchases of securities held to maturity	(4,296)
Maturities of securities held to maturity	—	2,000
Net increase in loans	(19,860)	(23,480)
Purchases of premises and equipment	(256)	(108)

NET CASH USED IN INVESTING ACTIVITIES	(30,977)	(45,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase(decrease) in deposits	3,363	(2,364)
Exercise of stock options	23	—
Exercise of warrants	21	530

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	3,407	(1,834)

Net decrease in cash and cash equivalents	(28,039)	(47,841)
Cash and cash equivalents, beginning of year	40,480	66,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,441	$18,274

Cash paid during the period for:
Interest	$2,976	$4,149

Income taxes	$501	$263

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
These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three month and six month periods presented do not necessarily indicate the results that the Company will achieve for the 2009 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.
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
Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2009 presentation.

Organization
The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank is a community bank which provides a full range of banking services to individuals and corporate customers in New Jersey. Both the Company and the Bank are subject to competition from other financial institutions as well as other financial related businesses. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities. The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions. The Bank continues to focus on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve its customers and expand it market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone and internet banking. The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
The Company has evaluated subsequent events for potential recognition and/or disclosure through the issuance date of this Quarterly Report on Form 10-Q.
Note 2. Stockholders’ Equity and Related Transactions
During the six month period ended June 30, 2009, the Company issued 1,870 shares of common stock upon exercises of warrants for an aggregate purchase price of approximately $21 thousand. During the six month period ended June 30, 2009, the Company issued 2,000 shares of common stock upon exercises of options for an aggregate purchase price of approximately $23 thousand.
Note 3. Benefit Plans and Stock-Based Compensation
2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock. At June 30, 2009, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 188,900 shares were outstanding at June 30, 2009.
Under the 2006 Stock Option Plan, there were a total of 82,227 unvested options at June 30, 2009 and approximately $212,000 remains to be recognized in expense over approximately the next four years. Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first six months of 2009.

2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At June 30, 2009, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 413,000 were outstanding at June 30, 2009. During the six months ended June 30, 2009, approximately 2,000 vested options were exercised for total proceeds of approximately $23 thousand. No options were granted or forfeited during the first six months of 2009.
Under the 2007 Director Plan, there were a total of approximately 360,000 unvested options at June 30, 2009 and approximately $590,000 remains to be recognized in expense over approximately four remaining years.
In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $104,000 and $90,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, respectively, share based compensation totaled $208,000 and $193,000, respectively.
The aggregate intrinsic value of options outstanding as of June 30, 2009 under the 2006 Stock Option Plan and the 2007 Director Plan was $0, as the per share exercise price of all such options exceeded the per share market value of the underlying common stock.

Note 4. Earnings Per Share
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
The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended
	June 30,
(In thousands except per share data)	2009	2008

Net income applicable to common stock	$191	$102
Weighted average number of common shares outstanding — basic	5,069	4,995

Basic earnings per share	$0.04	$0.02

Net income applicable to common stock	$191	$102
Weighted average number of common shares and common share equivalents — diluted	5,069	5,351

Diluted earnings per share	$0.04	$0.02

Non-qualified options to purchase 460,000 shares of common stock at a weighted average price of $11.50; 776,618 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 188,900 incentive stock options were not included in the computation of diluted earnings per share for the second quarter of 2009 because they were anti-dilutive.
Options to purchase 460,000 shares of common stock at a weighted average price of $11.50; 804,832 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the second quarter of 2008.

The following schedule shows earnings per share for the six month periods presented:

	For the Six Months Ended
	June 30,
(In thousands except per share data)	2009	2008

Net income applicable to common stock	$307	$114
Weighted average number of common shares outstanding — basic	5,068	4,988

Basic earnings per share	$0.06	$0.02

Net income applicable to common stock	$307	$114
Weighted average number of common shares and common share equivalents — diluted	5,068	5,267

Diluted earnings per share	$0.06	$0.02

Non-qualified options to purchase 460,000 shares of common stock at a weighted average price of $11.50; 776,618 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 188,900 incentive stock options were not included in the computation of diluted earnings per share for the six months ended June 30, 2009 because they were anti-dilutive.
Options to purchase 460,000 shares of common stock at a weighted average price of $11.50; 804,832 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the six months ended June 30, 2008.

Note 5. Comprehensive Income
Statement of Financial Accounting Standards (SFAS) 130, “Reporting Comprehensive Income” requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period. Total comprehensive income (loss) is presented for the three month periods and the six month periods ended June 30, 2009 and 2008, respectively, (in thousands) as follows:

	Three months ended June 30,
	2009	2008
Comprehensive Income

Net income	$191	$102

Unrealized holding loss on securities available for sale, net of taxes of $94 and $138 for 2009 and 2008, respectively	(131)	(191)

Total comprehensive income	$60	$(89)

	Six months ended June 30,
	2009	2008
Comprehensive Income

Net income	$307	$114

Unrealized holding loss on securities available for sale, net of taxes of $79 and $90 for 2009 and 2008, respectively	(119)	(130)

Total comprehensive income	$188	$(16)

Note 6. Securities Available for Sale and Investment Securities
A summary of securities available for sale at June 30, 2009 and December 31, 2008 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$24,250	$79	$(277)	$24,052

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Government Sponsored Enterprise obligations	$17,641	$90	—	$17,731

Management has evaluated the securities in the table above and has concluded that none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the types of securities, including if the securities were US government issued, and the credit ratings of the securities. The securities that are in an unrealized loss position are in a loss position because of a change in interest rates since the securities were purchased. These securities consist only of US government sponsored enterprise obligations. The Company intends to hold the securities and does not believe it will be required to sell the securities before recovery occurs. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
The Company held no securities in the held to maturity category at December 31, 2008. A summary of held to maturity securities at June 30, 2009 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
Municipal obligations	$4,296	—	$(14)	$4,282

The unrealized loss on our municipal obligation was caused by general interest rate increases. Since the decrease in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs, these securities are not considered other-than-temporarily impaired.
None of the securities in our available for sale category or our held to maturity category have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008. Accordingly, all investment unrealized losses at June 30, 2009 are under 12 months.

The amortized cost and fair value of investment securities held to maturity and investment securities available for sale at June 30, 2009 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Within 1 year	—	—

1 to 5 years	$17,000	$16,973

5 to 10 years	$7,250	$7,079

	$24,250	$24,052

	Securities Held to Maturity
	Amortized	Fair
	Cost	Value

Within 1 year	$4,296	$4,282

1 to 5 years	—	—

5 to 10 years	—	—

	$1,996	$2,014

Securities with an amortized cost of $3.2 million, and a fair value of $3.1 million, were pledged to secure public funds on deposit at June 30, 2009. Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2008.

Note 7. Loans
The components of the loan portfolio at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008

Real estate	$172,012	$159,058
Commercial	34,371	33,319
Credit lines	43,924	37,962
Consumer	4,453	4,507

	$254,760	$234,846

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

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008

Balance at beginning of period	$2,432	$2,070
Provision charged to expense	144	67
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$2,576	$2,137

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008

Balance at beginning of period	$2,371	$1,912
Provision charged to expense	205	225
Loans charged off	0	0
Recoveries	0	0

Balance at end of period	$2,576	$2,137

As of June 30, 2009 and December 31, 2008, the Bank had one impaired (non-accrual) residential mortgage loan of approximately $2.0 million, with a specific reserve of $20 thousand. If interest had been accrued, such income would have been approximately $33 thousand and $67 thousand, respectively, for the three month and six month periods ended June 30, 2009.

Note 8. Guarantees
The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2009 and December 31, 2008, the Bank had approximately $476 thousand and $574 thousand, respectively, of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008, respectively, are as follows:

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Government Sponsored Enterprise Obligations	$24,052	$—	$24,052	$—

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
Government Sponsored Enterprise Obligations	$17,731	$—	$17,731	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008, respectively, follows:

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
Impaired loans	$1,977	$—	$—	$1,977

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
Impaired loans	$1,977	$—	$—	$1,977

The following information should not be interpreted as an estimate of the fair value of the entire Company, as a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:
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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value

Financial assets:
Cash and cash equivalents	$12,441	$12,441	$40,480	$40,480
Securities available for sale	24,250	24,052	17,641	17,731
Securities held to maturity	4,296	4,282	—	—
Restricted investment in bank stock	419	419	346	346
Net loans	252,220	252,374	232,565	232,744
Accrued interest receivable	1,360	1,360	847	847
Financial liabilities:
Deposits	257,369	259,726	254,005	255,935
Federal funds purchased	—	—	853	853
Accrued interest payable	587	587	541	541
Limitation
The preceding fair value estimates were made at June 30, 2009 and December 31, 2008 based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof. Because no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.
As these fair value approximations were made solely for on- and off-balance-sheet financial instruments at June 30, 2009 and December 31, 2008, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which amends SFAS No. 157 to provide additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FAS 157-4 also provides guidance for determining whether a transaction is an orderly one. FAS 157-4 is effective prospectively for interim periods and annual years ending after June 15, 2009. The application of the provisions of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements as of June 30, 2009.
In April 2009, FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS115-2 and FAS 124-2”) which amends the other-than-temporary guidance (“OTTI”) for debt securities to make such guidance more operational and to improve the presentation and disclosures of OTTI for both debt and equity securities. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The application of the provisions of FAS 115-2 and FAS 124-2 had no impact on the Company’s consolidated financial statements upon adoptions although additional disclosures were required.
In April 2009, FASB issued FSP No. FAS 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FAS 107-1”), and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Financial Reporting” (“APB 28-1”) amends both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The application of the provisions of FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial statements upon adoptions although additional disclosures were required.
In April 2009, FASB issued FASB FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS No. 141(R)-1”) which amends SFAS No. 141(R) to provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. FAS No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the provisions of FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements as of June 30, 2009.
In May 2009, FASB issued SFAS No. 165, “Subsequent Events (as amended)” which establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods that end after June 15, 2009. The application of the provisions of SFAS No. 165 had no impact on the Company’s consolidated financial statements upon adoptions although additional disclosures were required.

In June 2009, FASB issued FASB Statement No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” FAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of FAS 166 to have a material impact on the Corporation’s consolidated financial statements.
In June 2009, FASB issued Statement No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R).” FAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of FAS 167 to have a material impact on the Company’s consolidated financial statements.

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
The following factors, among others, could cause our actual results to differ materially and adversely from such forward-looking statements: recent turmoil in the financial markets; recent financial crisis affecting in the national economy; pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in our markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; customer acceptance of our products and services; credit risks of lending activities; changes in the conditions of the capital markets in general and in the capital markets for financial institutions; and the extent and timing of legislative and regulatory actions and reforms; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission or in other generally disseminated documents.
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
Allowance for Loan Losses
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition. Management believes that the allowance for loan losses is maintained at an adequate level to provide for losses inherent in the loan portfolio. While management uses available information to provide for losses on loans, future additions may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additions to the allowance based on their judgments about information available to them at the time of their examinations.
Deferred Income Taxes
We recognize deferred tax assets and liabilities for future tax effects of temporary differences between financial and tax reporting. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable amount.

Results of Operations
Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008
Our results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salaries and employee benefits, occupancy and equipment expense, and other expenses.
Net Income
Net income for the second quarter of 2009 was $191 thousand compared to net income of $102 thousand for the second quarter of 2008. In comparison to the second quarter of 2008, the second quarter of 2009 experienced a decrease in interest expense of approximately $374 thousand. This decrease coupled with an increase of approximately $279 thousand in interest income resulted in an increase to net interest income of over $650 thousand. The increase in net interest income is reflective of management’s focus to create a more efficient balance sheet by increasing the interest earning assets as well as increasing the yield on assets already earning income. The increased net interest income more than offset the increased FDIC insurance premiums, the FDIC special assessment, and costs associated with expansion.
Net income for the six months ended June 30, 2009 was $307 compared to net income of $114 thousand for the six months ended June 30, 2008. Similar to the quarterly growth, the net income growth during the first six months of 2009 outpaced second quarter costs associated with FDIC insurance costs, special assessments, and the cost associated with expanding our branch network.
On a per share basis, basic and diluted earnings per share were $0.04 for the second quarter of 2009 as compared to basic and diluted earnings per share of $0.02 for the second quarter of 2008. Basic and diluted earnings per share were $0.06 for the six months ended June 30, 2009 as compared to basic and diluted earnings per share of $0.02 for the six months ended June 30, 2008.
Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate earned or paid on them. For both the three month period and the six month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, combined with the Company’s ability to attract lower cost deposits during the current interest rate environment. During the second quarter of 2009, net interest income reached $2.3 million from $1.7 million during the second quarter of 2008 primarily as a result of loan growth during the period and the lower cost of deposits.
During the six months ended June 30, 2009, net interest income reached $4.2 million compared to $3.2 million for the six months ended June 30, 2008. This increase is also attributable to the increase in interest income from loans, including fees and the decrease in interest expense. Interest income from loans, including fees, securities and federal funds sold reached $7.4 million for the six months ended June 30, 2009 from $7.3 million for the six months ended June 30, 2008. At the same time, interest expense decreased from $4.1 million for the six months ended June 30, 2008 to $3.2 million for the six months ended June 30, 2009.

Provision for Loan Losses
The provision for loan losses was $144 thousand for the three months ended June 30, 2009 as compared to $67 thousand for the three months ended June 30, 2008. During the six months ended June 30, 2009, the provision for loan losses was $205 thousand as compared to $225 thousand during the six months ended June 30, 2008. For the three month period, the increase represents the increased loan growth during the second quarter of 2009, while, the decreased provision for the six month period is reflective of continued, but slower, loan growth.
Non-interest Income
Non-interest income, primarily attributable to service fees, was $48 thousand during the quarter ended June 30, 2009 compared to $81 thousand for the quarter ended June 30, 2008. For the six months ended June 30, 2009, non-interest income totaled $86 thousand as compared to $145 thousand for the six months ended June 30, 2008. As these fees are related, primarily, to deposits accounts, the decrease between periods is reflective of decreased customer activity for non-deposit related items.
Non-interest Expense
Non-interest expense reached $1.9 million during the second quarter of 2009 compared to $1.5 million in the second quarter of 2008, an increase of approximately $400 thousand. During the six months ended June 30, 2009, non-interest expense reached approximately $3.5 million from approximately $2.9 million for the six months ended June 30, 2008. These increases reflect increased salaries and employee benefits, occupancy and equipment expense, and other expenses related to opening and operating two additional office locations, as well as the overall growth of the Company.
Additionally, the second quarter of 2009 included the effect of the FDIC special assessment totaling approximately $140 thousand. This special assessment is to be paid on September 30, 2009, however, it is based upon March 31, 2009 assets and was measurable and accrued as of June 30, 2009. The assessment is based upon a risk based assessment system and is required in addition to quarterly insurance premiums, which also experienced an increase totaling approximately $45 thousand.
Income Tax Expense
The income tax provision reached $136 thousand for the quarter ended June 30, 2009 as compared to $77 thousand for the quarter ended June 30, 2008. For the six months ended June 30, 2009, income tax expense reached $230 thousand as compared to $109 thousand for the six months ended June 30, 2008. The income tax provisioning is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting. These permanent tax differences include the recognition of non-deductible stock option expense as required under SFAS 123-R.
FINANCIAL CONDITION
Total consolidated assets increased $2.8 million, or approximately 0.9%, from $304.1 million at December 31, 2008 to $306.9 million at June 30, 2009. Total deposits increased from $254.0 million at December 31, 2008 to $257.4 million at June 30, 2009, an increase of $3.4 million, or approximately 1.3%. Loans receivable, or “total loans,” increased from $234.9 million at December 31, 2008 to $254.8 million at June 30, 2009, an increase of $19.9 million, or approximately 8.5%.

Loans
Our loan portfolio is the primary component of our assets. Total loans increased by 8.5% since year end to reach $254.8 million at June 30, 2009. At December 31, 2008, our total loans were approximately $234.9 million. While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, competitive rate structures, and selective marketing. While we maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide. We also provide a level of service and decision making which we believe can only be provided by community banks. Our safety and capital levels have also led to certain opportunities within our market.
Our loan portfolio consists of commercial loans, real estate loans, and consumer loans. Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Credit lines, consist mainly of home equity lines of credit. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, which are generally secured by the personal property owned or being purchased by the borrowers.
Our loans are primarily to businesses and individuals located in Bergen County, New Jersey. We have not made loans to borrowers outside of the United States. We continue to focus on conservative lending practices. We have not made any subprime loans. Commercial lending activities are focused primarily on lending to small business borrowers. We believe that our strategy of prudent lending, customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Further, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers.
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
At June 30, 2009 and December 31, 2008, we had one non-accrual loan in the amount of approximately $2.0 million.
As of June 30, 2009 and December 31, 2008, there were no concentrations of loans (other than those categories of loans disclosed in Note 7 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q) which exceeded 10% of our total loans, and we had no foreign loans. Furthermore, our loan portfolio does not contain any subprime loans. Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.
Investment Securities
Securities held as available for sale (“AFS”) were approximately $24.1 million at June 30, 2009 compared to $17.7 million at December 31, 2008. This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold. Securities held to maturity, which represented approximately $4.3 million at June 30, 2009 increased by that amount due to purchase of a local municipal bond during the period. At December 31, 2008, there were no held to maturity securities.
Deposits
Deposits remain our primary source of funds. Total deposits increased from $254.0 million at December 31, 2008 to $257.4 million at June 30, 2009, an increase of $3.4 million, or 1.3%. This increase is primarily attributable to an increase in our time deposit accounts, and we believe it reflects the public perception of our safety and soundness. During this period, we have also been able to increase our non-interest bearing deposits. The increase in non-interest bearing deposits, coupled with lower rates paid on other deposits due primarily to the current interest rate environment, have allowed us to lower the cost of our funding sources.

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
Our total deposits equaled $257.4 million at June 30, 2009 as compared to $254.0 million at December 31, 2008.
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
As of June 30, 2009, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There were no amounts outstanding under either facility at June 30, 2009. The bank is also a member of the Federal Home Bank of New York (“FHLBNY”). The FHLBNY relationship could provide additional sources of liquidity, if required.
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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2009, as well as the applicable minimum ratios:

		Minimum
	June 30,	Regulatory
	2009	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	19.49%	4.0%
Total Capital Ratio	20.53%	8.0%
Leverage Ratio	15.31%	4.0%
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
We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Securities Holders
At the Company’s Annual Meeting held on May 21, 2009, the election of directors was voted upon by the stockholders of the Company. The directors were elected to hold offices until the 2012 annual meeting. The results of the elections were as follows:

DIRECTOR NAME	YEAR TERM EXPIRES	VOTES FOR	WITHHELD
Michael Bello	2012	3,393,156	13,542
Jay Blau	2012	3,402,653	4,045
Albert F. Buzzetti	2012	3,403,553	3,145
Albert L. Buzzetti	2012	3,404,853	1,845
Gerald A. Calabrese, Jr.	2012	3,400,461	6,237
Stephen Crevani	2012	3,405,153	1,545
At the Annual Meeting, there were 1,661,903 shares which were not voted. There were no broker non-votes.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 35.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.
Date: August 14, 2009	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Lesler
Michael Lesler
President and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications