Form 10-Q
period 2009-09-30
Bancorp of New Jersey, Inc.
filed 2009-11-16
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  001-34089

BANCORP OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-8444387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 Palisade Ave, Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒      No  ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 9, 2009 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

Index

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

ASSETS	September 30, 2009	December 31, 2008

Cash and due from banks	$18,960	$304
Interest bearing deposits	55	40,107
Federal funds sold	8,474	69
Total cash and cash equivalents	27,489	40,480

Restricted investment in bank stock, at cost	419	346
Securities available for sale, at fair value (amortized cost of $20,250 and $17,641, respectively)	20,284	17,731
Securities held to maturity (fair value of $4,300 and $0, respectively)	4,296	–

Loans receivable	259,481	234,846
Deferred loan fees and unamortized costs, net	22	90
Less: allowance for loan losses	(2,647)	(2,371)
Net loans	256,856	232,565
Premises and equipment, net	10,296	10,284
Accrued interest receivable	1,505	847
Other assets	1,801	1,851
TOTAL ASSETS	$322,946	$304,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$30,613	$28,187
Savings and interest-bearing transaction accounts	56,547	60,289
Time deposits under $100	40,474	41,855
Time deposits $100 and over	143,281	123,675
Total deposits	270,915	254,006

Accrued interest payable and other liabilities	1,518	2,234
TOTAL LIABILITIES	272,433	256,240
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 shares at September 30, 2009; and 5,065,283 shares at December 31, 2008	48,991	47,133
Retained earnings	1,501	678
Accumulated other comprehensive income	21	53
TOTAL STOCKHOLDERS’ EQUITY	50,513	47,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$322,946	$304,104

See accompanying notes to unaudited consolidated financial statements

Index

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months 2009	Ended September 30, 2008
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$3,848	$3,236
Securities	196	238
Federal funds sold	10	69
TOTAL INTEREST INCOME	4,054	3,543
INTEREST EXPENSE
Savings and money markets	40	271
Time deposits	1,355	1,406
Short term borrowings	-	11
TOTAL INTEREST EXPENSE	1,395	1,688
NET INTEREST INCOME	2,659	1,855
Provision for loan losses	74	88
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,585	1,767
NON-INTEREST INCOME - principally fees and service charges	55	57
NON-INTEREST EXPENSE
Salaries and employee benefits	910	840
Occupancy and equipment expense	415	289
FDIC related expenses	78	21
Data processing	96	72
Professional fees	88	42
Other expenses	187	142
TOTAL NON-INTEREST EXPENSE	1,774	1,406
Income before provision for income taxes	866	418
Income tax expense	351	179
NET INCOME	$515	$239

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.10	$0.05

See accompanying notes to unaudited consolidated financial statements.

Index

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months 2009	Ended September 30, 2008
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$10,811	$9,539
Securities	581	547
Federal funds sold	68	715
TOTAL INTEREST INCOME	11,460	10,801
INTEREST EXPENSE
Savings and money markets	207	1,009
Time deposits	4,405	4,744
Short term borrowings	-	12
TOTAL INTEREST EXPENSE	4,612	5,765
NET INTEREST INCOME	6,848	5,036
Provision for loan losses	279	313
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,569	4,723
NON-INTEREST INCOME - principally fees and service charges	141	202
NON-INTEREST EXPENSE
Salaries and employee benefits	2,794	2,498
Occupancy and equipment expense	1,046	838
FDIC related expenses	381	80
Data processing	264	219
Professional fees	259	189
Other expenses	563	461
TOTAL NON-INTEREST EXPENSE	5,307	4,285
Income before provision for income taxes	1,403	640
Income tax expense	581	287
NET INCOME	$822	$353

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.16	$0.07

See accompanying notes to unaudited consolidated financial statements.

Index

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months 2009	Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$822	$353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	321	255
Provision for loan losses	279	313
Recognition of stock option expense	312	298
Net gain from securities transactions	---	(1)
Fees earned from mortgage referrals	(10)	(15)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(658)	(561)
Decrease(increase) in other assets	84	(305)
Decrease in other liabilities	137	(429)
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	1,287	(92)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(24,000)	(23,960)
Purchases of securities held to maturity, net	(4,296)	---
Purchases of investment in bank stock	(73)	(18)
Proceeds from sales or calls of securities available for sale	21,391	7,000
Maturities of securities held to maturity	---	2,000
Net increase in loans	(24,570)	(37,226)
Purchases of premises and equipment	(333)	(2,133)
NET CASH USED IN INVESTING ACTIVITIES	(31,881)	(54,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,909	9,596
Decrease in federal funds purchased	(853)	---
Exercise of stock options	23	230
Exercise of warrants	1,524	813
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,603	10,639

Net decrease in cash and cash equivalents	(12,991)	(43,790)
Cash and cash equivalents, beginning of year	40,480	66,115
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,489	$22,325

Cash paid during the period for:
Interest	$4,648	$6,291
Income taxes	$593	$372

See accompanying notes to unaudited consolidated financial statements

Index

BANCORP OF NEW JERSEY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements include the accounts of Bancorp of New Jersey, Inc., (the “Company”), its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”), and the Bank’s direct wholly-owned subsidiary, BONJ-New York.  These financial statements include the effect of the holding company reorganization which took place on July 31, 2007 pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held on July 19, 2007.

The holding company reorganization is accounted for as a reorganization under common control and the assets, liabilities, and stockholders’ equity of the Bank immediately prior to the holding company reorganization have been carried forward on the Company’s consolidated financial statements at the amounts carried on the Bank’s books at the effective date of the holding company reorganization.  The consolidated capitalization, assets, liabilities, results of operations and other financial data of the Company immediately following the reorganization were substantially the same as those of the Bank immediately prior to the holding company reorganization.  Accordingly, these unaudited consolidated financial statements of the Company include the Bank’s historical recorded values.

The Company’s class of common stock has no par value.  As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements have been reclassified into the Company’s consolidated financial statements.

These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The results of operations for the three month and nine month periods presented do not necessarily indicate the results that the Company will achieve for the 2009 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2009 presentation.

Index

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

During the third quarter of 2009, the Bank formed BONJ-New York.  The New York subisidary will be engaged in the business of acquiring, managing, and administering portions of Bank of New Jersey’s investment and loan portfolios.

The Company has evaluated subsequent events through November 16, 2009 in preparing the September 30, 2009 consolidated Financial Statements (unaudited).

Note 2.  Stockholders’ Equity and Related Transactions

During the nine month period ended September 30, 2009, the Company issued approximately 139 thousand shares of common stock upon exercises of warrants for an aggregate purchase price of approximately $1.5 million.  During the nine month period ended September 30, 2009, the Company issued 2,000 shares of common stock upon exercises of options for an aggregate purchase price of approximately $23 thousand.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2009, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 188,900 shares were outstanding at September 30, 2009.

Index

Under the 2006 Stock Option Plan, there were a total of 82,227 unvested options at September 30, 2009 and approximately $192,000 remains to be recognized in expense through the year 2012.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first nine months of 2009.

2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2009, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 413,000 were outstanding at September 30, 2009.  During the nine months ended September 30, 2009, 2,000 vested options were exercised for total proceeds of $23 thousand.  No options were granted or forfeited during the first nine months of 2009.

Under the 2007 Director Plan, there were a total of approximately 360,000 unvested options at September 30, 2009 and approximately $506,000 remains to be recognized in expense through the year 2012.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $104,000 and $90,000 for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, respectively, share based compensation totaled $312,000 and $298,000, respectively.

The aggregate intrinsic value of options outstanding as of September 30, 2009 under the 2006 Stock Option Plan and the 2007 Director Plan was $0, as the per share exercise price of all such options exceeded the per share market value of the underlying common stock.

Index

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

The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended September 30,
(In thousands except per share data)	2009	2008
Net income applicable to common stock	$515	$239
Weighted average number of common shares outstanding – basic	5,102	5,048

Basic earnings per share	$0.10	$0.05

Net income applicable to common stock	$515	$239
Weighted average number of common shares and common share equivalents – diluted	5,102	5,143

Diluted earnings per share	$0.10	$0.05

Non-qualified options to purchase approximately 413,000 shares of common stock at a weighted average price of $11.50; and 188,900 incentive stock options were not included in the computation of diluted earnings per share for the third quarter of 2009 because they were anti-dilutive.

Options to purchase 440,000 shares of common stock at a weighted average price of $11.50; 778,972 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the third quarter of 2008.

Index

The following schedule shows earnings per share for the nine month periods presented:

	For the Nine Months Ended September 30,
(In thousands except per share data)	2009	2008
Net income applicable to common stock	$822	$353
Weighted average number of common shares outstanding – basic	5,079	5,008

Basic earnings per share	$0.16	$0.07

Net income applicable to common stock	$822	$353
Weighted average number of common shares and common share equivalents – diluted	5,079	5,077

Diluted earnings per share	$0.16	$0.07

Non-qualified options to purchase 413,000 shares of common stock at a weighted average price of $11.50; and 188,900 incentive stock options were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 because they were anti-dilutive.

Options to purchase 440,000 shares of common stock at a weighted average price of $11.50; 778,972 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were included in the computation of diluted earnings per share for the nine months ended September 30, 2008.

Index

Note 5.  Comprehensive Income

The guidance on comprehensive income now codified as FASB ASC Topic 220, “Comprehensive Income” requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the three month periods and the nine month periods ended September 30, 2009 and 2008, respectively, (in thousands) as follows:

	Three months ended September 30,
	2009	2008
Comprehensive Income

Net income	$515	$239

Unrealized holding gain on securities available for sale, net of taxes of $91 and $64 for 2009 and 2008, respectively	140	92

Total comprehensive income	$655	$331

	Nine months ended September 30,
	2009	2008
Comprehensive Income

Net income	$822	$353

Unrealized holding loss on securities available for sale, net of taxes of $24 and $26 for 2009 and 2008, respectively	(32)	(38)

Total comprehensive income	$790	$315

Index

Note 6.  Securities Available for Sale and Investment Securities

A summary of securities available for sale at September 30, 2009 and December 31, 2008 is as follows (in thousands):

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government Sponsored Enterprise obligations	$20,250	$142	$108	$20,284

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government Sponsored Enterprise obligations	$17,641	$90	–	$17,731

Management has evaluated the securities in the table above and has concluded that none of the securities with losses has impairments that are other-than-temporary.  In its evaluation, management considered the types of securities, including if the securities were US government issued, and the credit ratings of the securities.  The securities that are in an unrealized loss position are in a loss position because of a change in interest rates since the securities were purchased.  These securities consist only of US government sponsored enterprise obligations.  The Company intends to hold the securities and it is more likely than not that we will not be required to sell the securities before recovery occurs.  The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The Company held no securities in the held to maturity category at December 31, 2008.  A summary of held to maturity securities at September 30, 2009 is as follows (in thousands):

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$4,296	4	$-	$4,300

None of the securities in our available for sale category or our held to maturity category have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.  Accordingly, all investment unrealized losses at September 30, 2009 are under 12 months.

Index

The amortized cost and fair value of investment securities held to maturity and investment securities available for sale at September 30, 2009 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value

1 to 5 years	$15,000	$15,124

5 to 10 years	$5,250	$5,160

	$20,250	$20,284

	Securities Held to Maturity
	Amortized Cost	Fair Value

Within 1 year	$4,296	$4,300

	$4,296	$4,300

Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at September 30, 2009.  Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2008.

Index

Note 7.   Loans.

The components of the loan portfolio at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Real estate	$173,761	$159,058
Commercial	36,191	33,319
Credit lines	45,813	37,962
Consumer	3,716	4,507

	$259,481	$234,846

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

Index

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended September 30,2009	Three months ended September 30, 2008

Balance at beginning of period	$2,576	$2,137
Provision charged to expense	74	88
Loans charged off	3	0
Recoveries	0	0

Balance at end of period	$2,647	$2,225

	Nine months ended September 30,2009	Nine months ended September 30,2008

Balance at beginning of period	$2,371	$1,912
Provision charged to expense	279	313
Loans charged off	3	0
Recoveries	0	0

Balance at end of period	$2,647	$2,225

As of September 30, 2009, the Bank had two non-accruing loans aggregating $2.5 million.  At December 31, 2008, the Bank had one non-accruing loan in the amount of $2.0 million.  If interest had been accrued, such income would have been approximately $48 thousand and $114 thousand, respectively, for the three and nine month periods ended September 30, 2009

Index

Note 8. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2009 and December 31, 2008, the Bank had approximately $791 thousand and $574 thousand, respectively, of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 9. Fair Value Measurements

The Company adopted the guidance on fair value measurement now codified as FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, on January 1, 2008.  Under ASC Topic 820, fair value measurements are not adjusted for transaction costs.  ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below.

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

The fair value measurement hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 Inputs - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Index

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008, respectively, are as follows:

(In Thousands)		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Government Sponsored Enterprise Obligations	$20,284	$–	$20,284	$–

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Government Sponsored Enterprise Obligations	$17,731	$–	$17,731	$–

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008, respectively, follows:

(In Thousands)		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$1,977	$–	$–	$1,977

Index

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$1,977	$–	$–	$1,977

The following information should not be interpreted as an estimate of the fair value of the entire Company, as a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at September 30, 2009 and December 31, 2008:

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

Index

Impaired loans

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally deteremined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balance of $1,997,000 net of a specific reserve of $20,000.  In addition impaired loans totaling $500,000 did not have a specific reserve at September 30, 2009.

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

Index

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$27,489	$27,489	$40,480	$40,480
Securities available for sale	20,250	20,284	17,641	17,731
Securities held to maturity	4,296	4,300	–	–
Restricted investment in bank stock	419	419	346	346
Net loans	256,856	257,001	232,565	232,744
Accrued interest receivable	1,505	1,505	847	847
Financial liabilities:
Deposits	270,915	271,831	254,005	255,935
Federal funds purchased	–	–	853	853
Accrued interest payable	503	503	541	541

Limitation

The preceding fair value estimates were made at September 30, 2009 and December 31, 2008 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Because no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

As these fair value approximations were made solely for on- and off-balance-sheet financial instruments at September 30, 2009 and December 31, 2008, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Index

Note 10. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which is now codified in FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, which provides additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. The guidance provides additional guidance for determining whether a transaction is an orderly one. This guidance is effective prospectively for interim periods and annual years ending after June 15, 2009. The application of the guidance did not have a material impact on the Company’s consolidated financial statements as of September 30, 2009.

In April 2009, FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which is now codified in FASB ASC Topic 320, “Investments - Debt and Equity Securities”, which amends the other-than-temporary guidance (“OTTI”) for debt securities to make such guidance more operational and to improve the presentation and disclosures of OTTI for both debt and equity securities.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The application of the guidance had no impact on the Company’s consolidated financial statements upon adoptions although additional disclosures were required.

In April 2009, FASB issued FSP No. FAS 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” which is now codified in FASB ASC Topic 825, “Financial Instruments”, this guidance requires that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The application of this guidance had no impact on the Company’s consolidated financial statements upon adoptions although additional disclosures were required.

In April 2009, FASB issued FASB FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which is now codified in FASB ASC Topic 805, “Business Combinations”. The guidance provides guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the guidance did not have a material impact on the Company’s consolidated financial statements as of September 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events (as amended)” which is now codified in FASB ASC Topic 855, “Subsequent Events”, and establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. This guidance is effective for reporting periods that end after June 15, 2009. The application of the guidance had no impact on the Company’s consolidated financial statements upon adoptions although additional disclosures were required.

Index

In June 2009, FASB issued FASB Statement No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” which is now codified in FASB ASC Topic 860, “Transfers and Servicing”. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of this guidance to have a material impact on the Corporation’s consolidated financial statements.

In June 2009, FASB issued Statement No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R)” which is now codified in FASB ASC Topic 810, “Consolidation”. This guidance was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC Topic 860, “Transfers and Servicing,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of the guidance to have a material impact on the Company’s consolidated financial statements.

Index

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

The following factors, among others, could cause our actual results to differ materially and adversely from such forward-looking statements: turmoil in the financial markets; financial crisis affecting in the national economy;  pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in our markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; customer acceptance of our products and services; credit risks of lending activities; changes in the conditions of the capital markets in general and in the capital markets for financial institutions; and the extent and timing of legislative and regulatory actions and reforms; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission or in other generally disseminated documents.

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

Index

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

Index

Results of Operations

Three Months Ended September 30, 2009 and 2008 and Nine Months Ended September 30, 2009 and 2008

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

Net Income

Net income for the third quarter of 2009 was $515 thousand, an increase of $276 thousand compared to net income of $239 thousand for the third quarter of 2008.  The increase was primarily driven by an increase in the Bank’s interest income of $511 thousand combined with a decrease in interest expense of $293 thousand which resulted in an increase to net interest income of $804 thousand for the third quarter of 2009.  The increase in net interest income is reflective of management’s focus to create a more efficient balance sheet by increasing the interest earning assets as well as increasing the yield on assets already earning income.  The increased net interest income more than offset the increased FDIC insurance premiums, the FDIC special assessment, and costs associated with expansion.

Net income for the nine months ended September 30, 2009 was $822 thousand compared to net income of $353 thousand for the nine months ended September 30, 2008.  Similar to the quarterly growth, the net income growth during the first nine months of 2009 outpaced second and third quarter costs associated with increased FDIC insurance costs, special assessments, and the cost associated with expanding our branch network.

On a per share basis, basic and diluted earnings per share were $0.10 for the third quarter of 2009 as compared to basic and diluted earnings per share of $0.05 for the same quarter in 2008.  Basic and diluted earnings per share were $0.16 for the nine months ended September 30, 2009 as compared to basic and diluted earnings per share of $0.07 for the nine months ended September 30, 2008.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate earned or paid on them.  For both the three month period and the nine month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, combined with the Company’s ability to attract lower cost deposits during the current interest rate environment.  During the third quarter of 2009, net interest income reached $2.7 million from $1.9 million during the third quarter of 2008 primarily as a result of loan growth during the period and the lower cost of deposits.

During the nine months ended September 30, 2009, net interest income exceeded $6.8 million, an increase of $1.8 million over the 2008 net interest income amount of $5.0 million for the nine months ended September 30, 2008.  This increase is also attributable to the increase in interest income from loans, including fees and the decrease in interest expense.  Interest income from loans, including fees, securities and federal funds sold reached $11.5 million for the nine months ended September 30, 2009 from $10.8 million for the nine months ended September 30, 2008.  At the same time, interest expense decreased by $1.2 million from $5.8 million for the nine months ended September 30, 2008 to $4.6 million for the nine months ended September 30, 2009.

Index

Provision for Loan Losses

The provision for loan losses was $74 thousand for the three months ended September 30, 2009 as compared to $88 thousand for the three months ended September 30, 2008.  During the nine months ended September 30, 2009, the provision for loan losses was $279 thousand as compared to $313 thousand during the nine months ended September 30, 2008.  The decreased provision during both the three month and the nine month periods is reflective of the 2009 loan growth which has continued, but remains slower than prior periods.

Non-interest Income

Non-interest income, primarily attributable to service fees, was $55 thousand during the quarter ended September 30, 2009 compared to $57 thousand for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, non-interest income totaled $141 thousand as compared to $202 thousand for the nine months ended September 30, 2008.  As these fees are related, primarily, to deposits accounts, the decrease between periods is reflective of decreased customer activity during the period.

Non-interest Expense

Non-interest expense reached $1.8 million during the third quarter of 2009 compared to $1.4 million in the third quarter of 2008, an increase of approximately $400 thousand.  During the nine months ended September 30, 2009, non-interest expense reached approximately $5.3 million from approximately $4.3 million for the nine months ended September 30, 2008.  These increases reflect increased salaries and employee benefits, occupancy and equipment expense, and other expenses related to opening and operating two additional office locations, as well as the overall growth of the Company.

Additionally, the nine month period ended September 30, 2009 included the effect of the FDIC special assessment totaling approximately $140 thousand.  This special assessment was paid on September 30, 2009, however, it was based upon March 31, 2009 assets and was measurable and accrued as of June 30, 2009.  The assessment is based upon a risk based assessment system and is required in addition to quarterly insurance premiums, which also experienced an increase totaling approximately $160 thousand.

Income Tax Expense

For the three months ended September 30, 2009, the income tax provision increased by $172 thousand, and reached $351 thousand as compared to $179 thousand for the same period in 2008.  For the nine months ended September 30, 2009, income tax expense reached $581 thousand as compared to $287 thousand for the nine months ended September 30, 2008, an increase of $294 thousand.  For both the three month and the nine month periods, the increases were due to the increase in income during the respective period.  The income tax provisioning is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting.  These permanent tax differences include the recognition of non-deductible stock option expense as required under the guidance now codified as FASB ASC Topic 718, “Comparison – Stock Compensation”.

Index

FINANCIAL CONDITION

Total consolidated assets increased $18.8 million, or approximately 6.2%, from $304.1 million at December 31, 2008 to $322.9 million at September 30, 2009.  Total deposits increased from $254.0 million at December 31, 2008 to $270.9 million at September 30, 2009, an increase of $16.9 million, or approximately 6.7%.  Loans receivable, or “total loans,” increased from $234.9 million at December 31, 2008 to $259.5 million at September 30, 2009, an increase of $24.6 million, or approximately 10.5%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans increased by 10.5% since year end to reach $259.5 million at September 30, 2009.  At December 31, 2008, our total loans were approximately $234.9 million.  While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that opportunities for loan growth within the Bergen County market of northern New Jersey remain, due in part, to our customer service, competitive rate structures, and selective marketing.  We maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.  We also provide a level of service and decision making which we believe can only be provided by community banks.  Our safety and capital levels have also led to certain opportunities within our market.

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

Index

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

At September 30, 2009, we had two non-accrual loans aggregating approximately $2.5 million.  At December 31, 2008, we had one non-accrual loan in the amount of approximately $2.0 million.

As of September 30, 2009 and December 31, 2008, there were no concentrations of loans (other than those categories of loans disclosed in Note 7 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q) which exceeded 10% of our total loans, and we had no foreign loans.  Furthermore, our loan portfolio does not contain any subprime loans.  Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $20.3 million at September 30, 2009 compared to $17.7 million at December 31, 2008.  This increase in the AFS category represents management’s focus on increasing interest-earning assets and reflects a more efficient use of excess funds.  Securities held to maturity, which represented approximately $4.3 million at September 30, 2009 increased by that amount due to purchase of a local municipal bond during the period.  At December 31, 2008, there were no held to maturity securities.

Deposits

Deposits remain our primary source of funds.  Total deposits increased from $254.0 million at December 31, 2008 to $270.9 million at September 30, 2009, an increase of $16.9 million, or 6.7%.  This increase is primarily attributable to an increase in our time deposit accounts, and we believe it continues to reflect the public perception of our safety and soundness.  During this period, we have also been able to increase our non-interest bearing deposits.  The increase in non-interest bearing deposits, coupled with lower rates paid on other deposits due primarily to the current interest rate environment, has allowed us to lower the cost of our funding sources.

Index

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

Our total deposits equaled $270.9 million at September 30, 2009 as compared to $254.0 million at December 31, 2008.

Through the investment portfolio, we will continue to seek to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while maintaining liquidity.  Through our investment portfolio, we also attempt to manage our maturity gap, by seeking maturities of investments which coincide with maturities of deposits.  The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and other liquidity needs.

As of September 30, 2009, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at September 30, 2009.  The bank is also a member of the Federal Home Bank of New York (“FHLBNY”).  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

Index

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2009, as well as the applicable minimum ratios:

	September 30, 2009	Minimum Regulatory Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	16.01%	4.0%
Total Capital Ratio	19.91%	8.0%
Leverage Ratio	20.95%	4.0%

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

Index

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: November 16, 2009	By:	/s/ Albert F. Buzzetti
	Name:	Albert F. Buzzetti
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lesler
Name:	Michael Lesler
Title:	President and Chief Operating Officer (Principal Financial Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications