Form 10-K
period 2009-12-31
Bancorp of New Jersey, Inc.
filed 2010-03-30
CIK 1390312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _____________   to   _____________.

Commission file number :  001-34089

Bancorp of New Jersey, Inc.
(Exact name of Registrant as specified in its charter)
New Jersey	20-8444387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

1365 Palisade Avenue, Fort Lee, NJ	07024
(Address of principal executive offices)	(Zip Code)

201-944-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                           Name of each exchange on which registered
Common stock                                                                NYSE Amex, LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.YES ☐   NO ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)YES ☐ NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $49,576,316 based on the most recent sale price as reported to the registrant.

The number of shares outstanding of the registrant’s Common Stock, no par value, outstanding as of March 18, 2010 was 5,206,932.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders to be held May 26, 2010, are incorporated by reference in Part III of this annual report on Form 10-K.

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

You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document.  These factors include, but are not limited, to the following:

●	Current economic crisis affecting the financial industry;

●	Volatility in interest rates and shape of the yield curve;

●	Increased credit risk and risks associated with the real estate market;

●	Operating, legal and regulatory risk;

●	Economic, political and competitive forces affecting the Company’s business; and

●	That management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

Bancorp of New Jersey, Inc., referred to as “we” or the “Company,” cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and we assume no duty to update forward-looking statements, except as may be required by applicable law or regulation except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. We caution readers not to place undue reliance on any forward-looking statements.  These statements speak only as of the date made, and we advise readers that various factors, including those described above, could affect our financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

Pursuant to the plan of acquisition, the holding company reorganization was affected through a contribution of all of the outstanding shares of Bank’s class of common stock to the Company in a one-to-one exchange for shares of the Company’s class of common stock.  Upon consummation of the reorganization, the Bank became a wholly-owned subsidiary of the Company and all of the former shareholders of the Bank became shareholders of the Company.  The Company did not engage in any operations, other than organizational activities, or issue any shares of its class of common stock prior to consummation of the holding company reorganization.  The only significant activities of the Company are the ownership and supervision of the Bank.

During the second quarter of 2009, the Bank formed BONJ-New York Corp.  The New York subsidiary will be engaged in the business of acquiring, managing and administering portions of Bank of New Jersey’s investment and loan portfolios.

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional five branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, and 4 Park Street, Harrington Park, New Jersey, 07640.  A seventh location at 104 Grand Avenue, Englewood, NJ 07631 has received approval from the New Jersey Department of Banking and Insurance, “NJDOBI” and the Federal Deposit Insurance Corporation, “FDIC”.  The branch is expected to open during the summer of 2010 upon construction of the building.  All branch locations are in Bergen County, New Jersey.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, referred to as the “FRB.”  The Bank is supervised and regulated by the FDIC and the NJDOBI.  The Bank’s deposits are insured by the FDIC up to applicable limits.  The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the Department.  The principal executive offices of the Bank are located at 1365 Palisade Avenue, Fort Lee, NJ, 07024 and the telephone number is (201) 944-8600.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.  The Bank continues to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions.  Our goal remains to establish and retain customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals, and individuals in the local market.  As a locally owned and operated community bank, the Bank seeks to provide superior customer service that is highly personalized, efficient, and responsive to local needs.  To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and to a broader market through the use of mail, telephone, and internet banking.  The Bank strives to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

The specific objectives of the Bank are:

●	To provide local businesses, professionals, and individuals with banking services responsive to and determined by the local market;

●	Direct access to Bank management by members of the community, whether during or after business hours;

●	To attract deposits and loans by competitive pricing; and

●	To provide a reasonable return to shareholders on capital invested.

Market Area

The principal market for deposit gathering and lending activities lies within Bergen County in New Jersey.  The market is dominated by offices of large statewide and interstate banking institutions.  Our service and timely response to customer needs are expected to fill a niche that has arisen due to a loss of local institutions.  Additionally, the market area has a relatively large affluent base for our services and a diversified mix of commercial businesses and residential neighborhoods.  In order to meet the demands of this market, the Company operates its main office in Fort Lee, New Jersey and five additional branch offices, two in Fort Lee, one in Hackensack, one in Haworth, and one in Harrington Park, all in Bergen County, New Jersey.

Extended Hours

The Bank provides convenient full-service banking from 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm on Saturday in all offices except West Street which offers full service banking from 8:00 am to 6:00 pm weekdays and Saturday 9:00 am to 1:00 pm and Hackensack, which offers full service banking from 8:00 am to 6:00 pm weekdays but no Saturdays.

Competition

The banking business remains highly competitive and increasingly more regulated. The profitability of the Company depends upon the Bank’s ability to compete in its market area.  The Bank continues to face considerable competition in its market area for deposits and loans from other depository institutions.  The Bank faces competition in attracting and retaining deposit and loan customers, and with respect to the terms and conditions it offers on its deposit and loan products.  Many of its competitors have greater financial resources, broader geographic markets, and greater name recognition, and are able to provide more services and finance wide-ranging advertising campaigns.

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

Employees

At December 31, 2009, the Company employed forty-two full-time equivalent employees.  None of these employees is covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

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

Deposit Insurance

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, the Bank is also subject to FDIC insurance assessments. Beginning in 2007, the FDIC adopted a revised risk-based assessment system to determine the assessment rates to be paid by insured institutions. Under a final rulemaking announced by the FDIC on March 4, 2009, and depending on the institution’s risk category, assessment rates range from 12 to 45 basis points. Institutions in the lowest risk category are charged a rate between 12 and 16 basis points; these rates increase to 22, 32 and 45 basis points, respectively, for the remaining three risk categories. These rates may be offset in the future by any dividends declared by the FDIC if the deposit reserve ratio increases above a certain amount. Given the state of the current economic environment, it is unlikely that the FDIC will lower these assessment rates, and such rates may in fact increase.  Because FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, as the Bank’s primary federal banking regulator, may also increase the Bank’s net funding costs and reduce its net income.

On February 27, 2009, the FDIC adopted an interim rule that imposed a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 were collected. The interim rule also permitted the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimated that the fund reserve ratio could fall to a level that the FDIC believed would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier I capital as of June 30, 2009.  This special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums.  The prepayment amount was included by the Bank with the December 31, 2009 payment and included an estimated prepayment amount for the fourth quarter of 2009 through the fourth quarter of 2012.  The prepayment will be used to offset future FDIC premiums beginning with the March 31, 2010 payment, however, institutions will continue to be charged for FICO assessments and the Transaction Account Guarantee Program insurance.

The FDIC increased deposit insurance on most accounts from $100,000 to $250,000 until the end of 2013.  In addition, pursuant to Section 13(c) (4) (G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit and certain other accounts until June 30, 2010, and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could opt out of these two programs, but did not do so.  We do not expect that the assessment surcharge will have a material impact on our results of operations.

All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the repayment of debt obligations (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation, in connection with the disposition of failed thrift institutions by the Resolution Trust Corporation.  The assessment rate for the first quarter of 2010 is set to approximately 1.06 cents per $100 of assessable deposits.

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

Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under the New Jersey Banking Act of 1948, as amended (the “Banking Act”), a bank may declare and pay cash dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.  The FDIC prohibits payment of cash dividends if, as a result, the institution would be undercapitalized or the Bank is in default with respect to any assessment due to the FDIC. These restrictions would not materially influence the Company or the Bank’s ability to pay dividends at this time.

Capital Adequacy Guidelines

The FRB and the FDIC has promulgated substantially similar risk-based capital guidelines applicable to banking organizations which they supervise. These guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off balance sheet exposures, and to minimize disincentives for holding liquid assets.  Under those guidelines, assets and off-

balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier 1 Capital,” consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets.  The remainder, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital.  Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organization’s capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2009, the Bank’s Tier 1 and Total Capital ratios were 19.13 percent and 20.21 percent, respectively.

In addition, the FRB and FDIC have established minimum leverage ratio requirements for banking organizations they supervise. For banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to three percent. Other banks and bank holding companies generally are required to maintain a leverage ratio of four to five percent. At December 31, 2009, the Company’s, and the Bank’s, leverage ratio were 15.10 percent and 15.10 percent, respectively.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, Federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls.  Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized.  Under the rules, an institution will be deemed “well capitalized” or better if its leverage ratio exceeds 5%, its Tier 1 risk based capital ratio exceeds 6%, and if the Total risk based capital ratio exceeds 10%.  An institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements.  However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements; “significantly undercapitalized” if it has a total risk based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3%, or a leverage ratio that is less than 3%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2009, the Bank was classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2009, the bank maintains a “satisfactory” CRA rating.

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

We are heavily regulated by regulatory agencies at the federal and state levels.  As a result of the recent financial crisis and economic downturn, we, like most of our competitors, have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us and the financial services industry in general.

In 2009, several major regulatory and legislative initiatives were adopted that may have future impacts on our businesses and financial results.  For instance, in November 2009, the Federal Reserve Board issued amendments to Regulation E, which implements the Electronic Fund Transfer Act.  The new rules have a compliance date of July 1, 2010.  These amendments change, among other things, the way we and other banks may charge overdraft fees by limiting our ability to charge an overdraft fee for automated teller machine and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to payment of overdrafts for those transactions.  Additionally, the Federal Reserve Board has revised its regulations on consumer lending in Regulation Z and the U.S. Department of Housing and Urban Development (HUD) has revised its regulations implementing the Real Estate Settlement Procedures Act.  We do not expect that these revisions will have a substantial impact on the Bank’s operations.

Future Legislation and Regulation

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways.  If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

ITEM 1A.               RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its five branch network.  The following table sets forth certain information regarding the Company’s properties as of December 31, 2009.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2015
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	January, 2014
Harrington Park, NJ, 07640

A seventh location is expected to open during the summer of 2010.  It will be a leased facility located at 104 Grand Avenue, Englewood, NJ.  The lease is not expected to commence until June 2010.  All regulatory approvals have been obtained.

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

ITEM 4.                  (REMOVED AND RESERVED)

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

	High	Low

Year Ended December 31, 2009
Fourth quarter	$10.97	$8.49
Third quarter	11.50	9.25
Second quarter	10.90	9.25
First quarter	11.25	8.52

Year Ended December 31, 2008
Fourth quarter	$12.30	$8.48
Third quarter	15.97	10.51
Second quarter	25.25	13.44
First quarter	11.50	11.50

Holders

As of March 18, 2010, there were approximately 887 shareholders of our common stock, which includes an estimate of shares held in street name.

Dividends

During December, 2009, the Company declared a special $0.30 cash dividend per share to shareholders of record as of January 4, 2010.  The cash dividend was paid on January 15, 2010.  The decision to pay, as well as the timing and amount of any future dividends to be paid by the Company will be determined by our board of directors, giving consideration to our earnings, capital needs, financial condition, and other relevant factors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2009.  Share and exercise prices are adjusted to reflect our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split which was effective December 31, 2007.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders
2006 Stock Option Plan	188,500	$10.26	20,684

2007 Non-Qualified Stock Option Plan for Directors	412,668	$11.50	43,334

Equity compensation plans not approved by security holders	—	—	—

Total	601,168	$11.11	64,018

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

In addition to historical information, this discussion and analysis contains forward-looking statements.  The forward-looking statements contained herein are subject to numerous assumptions, risks and uncertainties, all of which can change over time, and could cause actual results to differ materially from those projected in the forward-looking statements.  We assume no duty to update forward-looking statements, except as may be required by applicable law or regulation.  Important factors that might cause such a difference include, but are not limited to, those discussed in this section, and also include the current economic crisis affecting the financial industry; volatility in interest rates and shape of the yield curve; increased credit risk and risks associated with the real estate market; operating, legal, and regulatory risk; economic, political, and competitive forces affecting the Company’s line of business; and the risk that management’s analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful as well as a variety of other matters, most, if not all of which, are beyond the Company’s control.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date, except as may be required by applicable law or regulation.

OVERVIEW AND STRATEGY

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006.  On July 31, 2007, the Company became the bank holding company of the Bank pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held July 19, 2007.  On June 3, 2008, the Company’s common stock was listed on a national stock exchange.  We currently operate a 6 branch network and have received FDIC and NJDOBI approval to open our seventh location.  Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current five additional offices are located at 204 Main Street, Fort Lee, NJ  07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641 and 4 Park Street, Harrington Park, NJ 07640.  Our seventh location will be located at 104 Grand Avenue, Englewood, NJ 07631 and is expected to open during the summer of 2010.

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

Our specific objectives are:

●	To provide local businesses, professionals, and individuals with banking services responsive to and determined by the local market;

●	Direct access to Bank management by members of the community, whether during or after business hours;

●	To attract deposits and loans by competitive pricing; and

●	To provide a reasonable return to shareholders on capital invested.

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

Allowance for Loan Losses

The allowance for loan losses, sometimes referred to as the “ALLL,” is established through periodic charges to income.  Loan losses are charged against the ALLL when management believes that the future collection of principal is unlikely.  Subsequent recoveries, if any, are credited to the ALLL.  If the ALLL is considered inadequate to absorb probable loan losses on existing loans, as a result of increases in the size of the loan portfolio, increases in charge-offs, changes in the risk characteristics of the loan portfolio, then the allowance for loan losses is increased by a provision charged against income.

At December 31, 2009 and 2008, respectively, we consider the ALLL of $2,792 and $2,371 thousand adequate to absorb probable losses inherent in the loan portfolio. .Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, and the overall quality of the loan portfolio.  For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent.  Conforming one-to-four family residential mortgage loans, home equity and second mortgages, and consumer loans are pooled together as homogeneous loans and, accordingly, are not covered by ASC Topic 340-10, Troubled Debt Restructuring.  At December 31, 2009, we had several impaired loans.  At December 31, 2008, we had one impaired loan.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).  The unrealized losses on one investment in U. S. Treasury obligations and three Government Sponsored Enterprise obligations were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intended to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.  All of the investments with unrealized losses at December 31, 2009 were in a loss position for less than twelve months.  At December 31, 2009 and 2008, respectively, we did not have any other-than-temporary impaired securities.

RESULTS OF OPERATIONS  -  2009 versus 2008

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on and funds borrowed to support those assets, primarily deposits.  Net interest margin is the net interest income expressed as a percentage of average interest earning assets. Net income is also affected by the amount of non interest income and non interest expenses.

NET INCOME

For the year ended December 31, 2009, net income increased by $730 thousand, to $1,257 thousand from $527 thousand for the year ended December 31, 2008.  The increase in net income for the year ended December 31, 2009 compared to 2008 was driven by an increase in the Bank’s net interest income.  The increase in net interest income is reflective of management’s focus to create a more efficient balance sheet and stronger net interest margin.  The increased net interest margin resulting in the increase in net interest income more than offsets the increased FDIC insurance premiums, the FDIC special assessment, and costs associated with expansion.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2009 were $0.25 as compared to basic earnings per share of $0.10 for the year ended December 31, 2008.  All share data has been restated to reflect all stock dividends and stock splits through December 31, 2009.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the average volumes of interest-earning assets and interest bearing liabilities and yield earned or the interest paid on them.  For the year ended December 31, 2009, net interest income increased by $2.7 million, or 38.3%, to $9.6 million from $6.9 million for the year ended December 31, 2008.  This increase in net interest income was the result of a decrease in the cost of interest bearing liabilities, which decreased by 133 basis points for 2009 as compared to 2008, and an increase in loans of $29.1 million, or 12.4%.  Total loans reached $263.9 million at December 31, 2009 from $234.8 million at December 31, 2008.

Average Balance Sheets

We commenced banking operations on May 10, 2006.  The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2009, 2008 and 2007, respectively, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2009 and 2008 was $20 thousand and $0, respectively.  Securities available for sale are reflected in the following table at amortized cost.  Non-accrual loans are included in the average loan balance.  Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 42% in 2009, 2008 and 2007, respectively.

For the years ended December 31,
(dollars in thousands)

	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS :
Interest-Earning Assets:
Loans	$251,695	$14,630	5.81%	$209,498	$12,977	6.19%	$139,546	$10,111	7.24%
Securities	26,800	778	2.90	17,147	708	4.13	5,249	264	5.03
Federal Funds Sold	5,369	7	0.15	24,185	725	3.00	4,072	199	4.89
Interest-earning cash accounts*	23, 062	75	0.33	9,091	45	0.49	1,038	16	1.54
Total Interest-earning Assets	306,926	15,491	5.05%	259,921	14,455	5.56%	149,905	10,590	7.06%
Non-interest earning Assets	13,842			12,074			12,297
Allowance for Loan Losses	(2,547)			(2,135)			(1,863)
TOTAL ASSETS	$318,221			$269,860			$160,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$6,312	11	0.18%	$5,632	63	1.12%	$7,447	$194	2.61%
Savings Deposits	3,593	12	0.30	3,016	8	0.26	2,569	13	0.51
Money Market Deposits	46,757	228	0.49	53,831	1,189	2.21	38,781	1,757	4.53
Time Deposits	178,749	5,681	3.18	133,266	6,273	4.71	41,114	2,132	5.18
Short Term Borrowings	—	—	—	378	11	2.91	6,432	339	5.27
Total Interest-Bearing Liabilities	235,411	5,932	2.52%	196,123	7,544	3.85%	96,343	4,435	4.60%
Non-Interest Bearing Liabilities:
Demand Deposits	32,271			25,361			18,920
Other Liabilities	1,495			1,541			1,031
Total Non-Interest Bearing Liabilities	33,766			26,902			19,951
Stockholders’ Equity	49,044			46,835			44,045
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,221			$269,860			$160,339
Net Interest Income (Tax Equivalent Basis)		$9,559			6,911			$6,155
Tax Equivalent Basis adjustment		0			0			0
Net Interest Income		$9,559			$6,911			$6,155
Net Interest Rate Spread			2.53%			1.71%			2.46%
Net Interest Margin			3.11%			2.66%			4.10%
Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	1.30			1.33			1.56

*  Interest-earning cash accounts includes funds held at the FRB as the FRB began paying interest on deposits during the fourth quarter of 2008.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2009 and 2008, respectively.

	Year Ended December 31, 2009 versus 2008			Year Ended December 31, 2008 versus 2007
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average

	Volume	Rate	Net	Volume	Rate	Net

Interest Income :
Loans	$2,378	$(725)	$1,653	$4,053	$(1,163)	$2,890
Securities	149	(79)	70	482	(38)	444
Fed Funds Sold	(323)	(394)	(717)	571	(45)	526
Interest earning cash accounts	38	(8)	30	32	(3)	29
Total Interest Income	2,242	(1,206)	1,036	5,138	(1,249)	3,889

Interest Expense :
Demand Deposits	9	(61)	(52)	(39)	(92)	(131)
Savings Deposits	2	2	4	3	(8)	(5)
Money Market Deposits	(139)	(822)	(961)	1,777	(2,345)	(568)
Time Deposits	1,786	(2,378)	(592)	4,319	(178)	4,141
Short Term Borrowings	(6)	(6)	(12)	(222)	(106)	(328)

Total Interest Expense	1,652	(3,265)	(1,613)	5,838	(2,729)	3,109

Net change in Interest Income	$590	$2,059	$2,649	$(700)	$(1,480)	$780

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2009, the Company’s provision for loan losses was $424,000, a decrease of $35,000 from the provision of $459,000 for the year ended December 31, 2008.  The decreased provision is primarily the result of slower loan growth, as total loans increased 12.4% in 2009 compared to 28.0% in 2008.

NON INTEREST INCOME

Non interest income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31, 2009, was $183,000, a decrease of $54,000 from the $237,000 received during the year ended December 31, 2008.  The decrease in other income was primarily due to a decrease in overdraft fees on checking accounts.

NON INTEREST EXPENSES

Non interest expenses for the year ended December 31, 2009 amounted to $7,183,000, an increase of $1,441,000 or 25.1% over the $5,742,000 for the year ended December 31, 2008.  This increase was due in most part to an increase in the Federal Deposit Insurance Corporation (“FDIC”) premiums, including a special assessment made to all banks effective June 30, 2009, and to the addition of two branches to the Bank’s branch network.  FDIC costs increased by $419 thousand due to an increase in deposits and the recording of a special assessment charged by the FDIC for all banks, as of June 30, 2009, in the amount of approximately $140 thousand.  Occupancy related expenses and personnel costs also increased in 2009 as a result of the effect of twelve months of operation for one branch which was opened during the second half of 2008 as well as the opening of a branch in April, 2009.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2009 and 2008 was $878,000 and $420,000, respectively.  The increase in income tax expense during 2009 resulted from the increased pre-tax income in 2009.  The effective tax rate for 2009 was 41.1% compared to 44.4% for 2008.

FINANCIAL CONDITION

Total consolidated assets increased $15.5 million, or 5.1%, from $304.1 million at December 31, 2008 to $319.6 million at December 31, 2009.  Total loans increased from $234.8 million at December 31, 2008 to $263.9 million at December 31, 2009, an increase of $29.1 million or 12.4%.  Total deposits increased from $254.0 million on December 31, 2008 to $267.1 million at December 31, 2009, an increase of $13.1 million, or 5.2%.

LOANS

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 12.4% from $234.8 million at December 31, 2008, to $263.9 million at December 31, 2009.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to consolidation and closing of banking institutions within our market.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.

Our loan portfolio consists of commercial loans, real estate loans, consumer loans and credit lines.  Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property.  Consumer loans including credit lines, are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being owned or being purchased.

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

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2009, 2008, and 2007, respectively (in thousands):

	December 31,

	2009	2008	2007	2006

Real Estate	$177,031	$159,058	$123,335	$50,787
Commercial	36,036	33,319	27,056	14,678
Credit Lines	47,536	37,962	28,133	13,519
Consumer	3,328	4,507	4,936	1,654

Total Loans	$263,931	$234,846	$183,460	$80,638

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2009 (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total

Loans with Fixed Rate
Commercial	$24,549	$4,903	$2,189	$31,641
Real Estate	41,475	11,798	121,154	174,427
Credit Lines	140	—	1,396	1,536
Consumer	276	2,158	894	3,328

Loans with Adjustable Rate
Commercial	$2,731	$1,664	$—	$4,395
Real Estate	—	—	2,604	2,604
Credit Lines	45,635	—	365	46,000
Consumer	—	—	—	—

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

At December 31, 2009, the Bank had seven non-accrual loans totaling approximately $4.0 million, of which two loans totaling $2.8 million has specific reserves of $99 thousand and five loans totaling approximately $1.2 million had no specific reserves.  Included in these non-accruing loans was a loan classified as a non-accruing in December, 2008.  The Bank recognized income of $69 thousand on these loans in 2009.  If interest has been accrued, such income would have been approximately $261 thousand.  These loans were considered impaired and were evaluated in accordance with ASC Topic 310-40, Troubled Debt Restructuring.  After evaluation, specific reserves of $99 thousand were deem necessary at December 31, 2009.

At December 31, 2008, there was one non-accruing loan totaling approximately $2.0 million.  The Bank recognized income of $45 thousand on this loan in 2008.  If interest had been accrued, suchinterest would have been approximately $90 thousand. This loan was considered impaired and was evaluated in accordance with ASC Topic 310-40.  After evaluation, a specific reserve of $20 thousand was deemed necessary.  There were no impaired loans or non-accruing loans at December 31, 2007 and 2006, respectively.

At December 31, 2009 , 2008, 2007 and 2006,  respectively, there were no troubled debt restructurings or loans past due more than ninety days and still accruing interest.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents a critical accounting policy.  The allowance is a reserve established through charges to earnings in the form of a provision for loan losses.  We maintain an allowance for loan losses which we believe is adequate to absorb probable losses inherent in the loan portfolio.  While we apply the methodology discussed below in connection with the establishment of our allowance for loan losses, it is subject to critical judgments on the part of management.  Loan losses are charged directly to the allowance when they are judged to be uncollectable and any recovery is credited to the allowance.  Risks within the loan portfolio are analyzed on a continuous basis by our officers, by external independent loan review function, and by our audit committee.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves.  In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve.  These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.  Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off.  Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of our loan portfolio, changes in asset quality, changes in market conditions and other factors.  Additionally, various regulatory agencies, primarily the FDIC, periodically review our allowance for loan losses.  These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.  Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

We commenced banking operations in May, 2006, and our allowance for loan losses totaled $2,792,000, $2,371,000 and $1,912,000 respectively, at December 31, 2009, 2008 and 2007.  The growth of the allowance is primarily due to the growth and composition of the loan portfolio.

The following is an analysis summary of the allowance for loan losses for the periods indicated:

	2009	2008	2007	2006

Balance, January 1	$2,371	$1,912	$866	$—
Charge –offs:
Consumer loans	(4)	—	—	—
Recoveries:
Consumer loans	1	—	—	—

Net charge-offs	3	—	—	—

Provision charged to expense	424	459	1,046	866
Balance, December 31	$2,792	$2,371	$1,912	$866

Ratio of net charge-offs to average loans Outstanding	*	N/A	N/A	N/A

*      Less than 0.01%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :

Allocation of the Allowance for Loan Losses by Category
As of December 31,
(dollars in thousands)

	2009			2008
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans
Balance applicable to:
Real Estate	$2,032	72.78%	80.92%	$1,774	74.82%	78.85%
Commercial	213	7.63%	8.48%	244	10.29%	10.84%
Credit Lines	249	8.92%	9.92%	205	8.65%	9.11%
Consumer	17	0.61%	0.68%	27	1.14%	1.20%

Sub-total	2,511	89.94%	100.00%	2,250	94.90%	100.00%
Unallocated Reserves	281	10.06%		121	5.10%

TOTAL	$2,792	100.00%		$2,371	100.00%

	2007			2006
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans
Balance applicable to:
Real Estate	$1,373	71.81%	67.23%	$479	55.31%	62.88%
Commercial	241	12.61%	14.75%	197	22.75%	18.20%
Credit Lines	152	7.95%	15.34%	69	7.97%	16.77%
Consumer	5	0.26%	2.68%	25	2.89%	2.05%

Sub-total	1,771	92.63%	100.00%	770	88.92%	100.00%
Unallocated Reserves	141	7.37%		96	11.08%

TOTAL	$1,912	100.00%		$866	100.00%

The provision for loan losses represents our determination of the amount necessary to bring the ALLL to a level that we consider adequate to reflect the risk of probable losses inherent in our loan portfolio as of the balance sheet date.  We evaluate the adequacy of the ALLL by performing periodic, systematic reviews of the loan portfolio.  While allocations are made to specific loans and pools of loans, the total allowance is available for any loan losses.  Although the ALLL is our best estimate of the inherent loan losses as of the balance sheet date, the process of determining the adequacy of the ALLL is judgmental and subject to changes in external conditions.  Accordingly, existing levels of the ALLL may ultimately prove inadequate to absorb actual loan losses.  However, we have determined, and believe, that the ALLL is at a level adequate to absorb the probable loan losses in our loan portfolio as of the balance sheet dates.

INVESTMENT SECURITIES

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

Securities are classified as held to maturity, referred to as “HTM,” trading, or available for sale, referred to as “AFS,” at the time of purchase.  Securities are classified as HTM if management intends and we have the ability to hold them to maturity.  Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts.  Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value.  Realized gains and losses, as well as gains and losses from marking trading securities to market value, are included in trading revenue.  Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value.  Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity.  Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

At December 31, 2009, total securities aggregated $25,407,000, of which $21,111,000 were classified as AFS and $4,296,000 were classified as HTM.  The Bank had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2009, 2008, and 2007, respectively.

	2009		2008		2007

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Agency obligations	$19,000	$19,111	$17,641	$17,731	$—	$—
U.S Treasury obligations	2,005	2,000	—	—	—	—
Total available for sale	$21,005	$21,111	$17,641	$17,731	—	—

Held to Maturity
Obligations of states and political subdivisions	$4,296	$4,297	—	—	—	—
U.S. Treasury obligations	—	—	—	—	1,996	2,014
Total held to maturity	$4,296	$4,297	—	$—	$1,996	$2,014

Total Investment Securities	$25,301	$25,408	$17,641	$17,731	$1,996	$2,014

The following tables set forth as of December 31, 2009 and December 31, 2008, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities December 31, 2009 (in thousands)

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Weighted Average Yield

Within 1 year	$4,296	$4,297	$-	$-	2.00%

1 to 5 years	–	–	$19,005	$19,115	2.42%

5-10 years	–	–	2,000	1,996	3.25%

	$4,296	$4,297	$21,005	$21,111	2.42%

	Maturity of Debt Investment Securities December 31, 2008 (in thousands)

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Weighted Average Yield

Within 1 year	$-	$-	$-	$-	–

1 to 5 years	13,391	13,478	-	-	3.61%

5-10 years	4,250	4,253	-	-	4.12%

	$17,641	$17,731	$-	$-	3.73%

During 2008, the Company sold its entire AFS portfolio in order to fund loan growth and recognized a gain of $2,000 from the transaction.

DEPOSITS

Deposits are our primary source of funds.  We experienced a growth of $13.1 million, or 5.2%, in deposits from $254.0 million at December 31, 2008 to $267.1 million at December 31, 2009.  This market penetration was accomplished through the combined effect of branches opening during 2008 and 2009 and the continued referrals of our board of directors, stockholders, management, and staff.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

	December 31, (Dollars in Thousands)

	2009		2008		2007
	Amount	Average Yield/Rate	Amount	Average Yield/Rate	Amount	Average Yield/Rate

Non-interest Bearing Demand	$36,687	–	$28,187	–	$23,292	–
Interest Bearing Demand	45,899	0.45%	57,645	2.11%	52,215	4.26%
Savings	4,473	0.30%	2,644	0.26%	3,430	0.51%
Time Deposits	180,084	3.18%	165,530	4.39%	134,004	5.18%

	$267,143		$254,006		$212,941

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2009  (in thousands):

Three months or less	$55,951
Over three months through six months	21,523
Over six months through twelve months	46,027
Over one year through three years	12,625
Over three years	9,169

Total	$145,295

RETURN ON EQUITY AND ASSETS

The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, equity to assets ratio, or average equity divided by average total assets and dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Financial Ratios:	2009	2008	2007
Return on Average Assets (ROA)	0.40%	0.20%	0.51%
Return on Average Equity (ROE)	2.56%	1.13%	1.85%
Equity to Total Assets at Year-End	15.50%	16.24%	17.61%
Dividend Payout Ratio	124.24%	N/A	N/A

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

Our total deposits equaled $267,143,000 and $254,006,000, respectively, at December 31, 2009 and 2008.  The growth in funds provided by deposit inflows during this period coupled with our cash position at the end of 2009 has been sufficient to provide for our loan demand.

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

Although we were a net seller of federal funds at December 31, 2009, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  At December 31, 2009, the Bank had no borrowed funds outstanding.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability.  Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk.  Our loan maturity assumptions are based upon actual maturities within the loan portfolio.  Equity securities have been included in “Other Assets” as they are not interest rate sensitive.  At December 31, 2009, we were within the target gap range established by ALCO.

Cumulative Rate Sensitive Balance Sheet
December 31, 2009
(in thousands)

	0 - 3 Months	0 – 6 Months	0 – 1 Year	0 – 5 Years	5 + Years	All Others	TOTAL

Securities, excluding equity securities	$4,296	$4,296	$4,296	$23,411	$1,996	$-	$25,407

Loans :
Commercial	26,373	28,865	29,679	33,849	2,187	-	36,036
Real Estate	27,203	35,883	41,472	122,151	54,880	-	177,031
Credit Lines	47,536	47,536	47,536	47,536	-	-	47,536
Consumer	66	111	279	2,435	893		3,328

Federal Funds Sold and Interest Bearing Deposits In Banks	17,522	17,522	17,522	17,522	-	-	17,522
Other Assets	-	-	-	-	-	12,748	12,748

TOTAL ASSETS	$122,996	$134,213	$140,784	$246,904	$59,956	$12,748	$319,608

Transaction / Demand Accounts	$5,753	$5,753	$5,753	$5,753	$-	$-	$5,753
Money Market	40,146	40,146	40,146	40,146	-	-	40,146
Savings	4,473	4,473	4,473	4,473	-	-	4,473
Time Deposits	66,475	92,932	153,979	180,084	-	-	180,084
Other Liabilities						39,617	39,617
Equity						49,535	49,535

TOTAL LIABILITIES AND EQUITY	$116,847	$143,304	$204,351	$230,456	$-	$89,152	$319,608

Dollar Gap	$6,149	$(9,091)	$(63,567)	$16,448
Gap / Total Assets	1.92%	-2.84%	-19.89%	5.15%
Target Gap Range	+/- 35.00	+/- 30.00	+/- 25.00	+/- 25.00
RSA / RSL	105.26%	93.66%	68.89%	107.14%
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

We continually evaluate interest rate risk management opportunities.  During 2009, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on increasing our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2009.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment
December 31, 2009
(Dollars in thousands)

	Avg. Int. Rate	2010	2011	2012	2013	2014	There- After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	5.81%	$118,966	$15,415	$23,780	$20,233	$27,823	$57,714	$263,931	$264,121
Securities net of equity securities	2.90%	$4,296	$2,000	$8,000	$3,000	$6,005	$2,000	$25,301	$25,408
Fed Funds Sold	0.15%	$467	–	–	–	–	–	$467	$467
Interest-earning Cash	0.33%	$17,055	–	–	–	–	–	$17,055	$17,055

Interest Rate Sensitive Liabilities:
Demand Deposits	0.30%	$5,753	–	–	–	–	–	$5,753	$5,753
Savings Deposits	0.18%	$4,473	–	–	–	–	–	$4,473	$4,473
Money Market Deposits	0.49%	$40,146	–	–	–	–	–	$40,146	$40,146
Time Deposits	3.18%	$153,979	$15,897	$812	$2,439	$6,957	–	$180,084	$181,042

The Bank had no borrowed funds at  December 31, 2009.

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

CAPITAL

A significant measure of the strength of a financial institution is its capital base.  Our federal regulators have classified and defined our capital into the following components:  (1) Tier 1 Capital, which includes tangible shareholders’ equity for common stock and qualifying preferred stock, and (2) Tier 2 Capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier 1 Capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require certain capital as a percent of our assets and certain off-balance sheet items, adjusted for predefined credit risk factors, referred to as “risk-adjusted assets.”

We are required to maintain, at a minimum, Tier 1 Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 Capital, or “Total Capital,” as a percentage of risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, our regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier 1 Capital as a percentage of tangible assets) of 3.0%.  For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process.  We are currently required to maintain a leverage ratio of 4.0%.

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2009, as well as regulatory capital category definitions:

	December 31, 2009	Minimum Requirements to be “Adequately Capitalized”	Minimum Requirements to be “Well Capitalized”
Risk-Based Capital :
Tier 1 Capital Ratio	19.13%	4.00%	6.00%
Total Capital Ratio	20.21%	8.00%	10.00%
Leverage Ratio	15.10%	4.00%	5.00%

The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2009 and 2008, respectively.  As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.

The Bank’s capital ratios as presented in the table above are similar to those of the Company.

CONTRACTUAL OBLIGATIONS

As of December 31, 2009, the Company had the following contractual obligations as provided in the table below (in thousands):

Contractual Obligations

	Payment due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total Amounts Committed
Minimum annual rental under non-cancelable operating leases	$513	$1,083	$1,031	$3,394	$6,021
Remaining contractual maturities of time deposits	153,980	16,708	9,396	–	180,084
Total Contractual Obligations	$154,493	$17,791	$10,427	$3,394	$186,105

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2009 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$17,223
Home equity loans	17,890
Standby letters of credit and other	488
$35.601

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank’s commitments to extend credit and letters of credit constitute financial instruments with off-balance sheet risk.  See Note 15 of the notes to consolidated financial statements included in this report for additional discussion of “Off-Balance Sheet” items.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 20 of the Notes to Consolidated Financial Statements for discussion of recently issued accounting standards.

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

We have audited the consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/   ParenteBeard LLC

ParenteBeard LLC
Malvern, Pennsylvania
March 30, 2010

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008
(Dollars in thousands, except share data)

	2009	2008

Assets
Cash and due from banks	$576	$304
Interest bearing deposits in banks	17,055	40,107
Federal funds sold	467	69
Total cash and cash equivalents	18,098	40,480

Securities available for sale	21,111	17,731
Securities held to maturity (fair value approximates $4,297 and $0 at December 31, 2009 and 2008 respectively)	4,296	–
Restricted investment in bank stock, at cost	419	346

Loans	263,931	234,846
Deferred loan fees and costs, net	13	90
Allowance for loan losses	(2,792)	(2,371)
Net loans	261,152	232,565

Premises and equipment, net	10,214	10,284
Accrued interest receivable	1,173	847
Other assets	3,145	1,851
Total assets	$319,608	$304,104

Liabilities and Stockholders’ Equity
Deposits :
Noninterest-bearing demand deposits	$36,687	$28,187

Interest bearing deposits:
Savings, money market and time deposits	85,161	102,144
Time deposits of $100 or more	145,295	123,675
Total deposits	267,143	254,006
Short term borrowings	–	853
Accrued expenses and other liabilities	2,930	1,381
Total liabilities	270,073	256,240

Commitments and contingencies	–	–

Stockholders’ equity :
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 5,206,932 shares at December 31, 2009; and 5,065,283 at December 31, 2008	49,096	47,133
Retained Earnings	373	678
Accumulated other comprehensive income	66	53
Total stockholders’ equity	49,535	47,864
Total liabilities and stockholders’ equity	$319,608	$304,104

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2009 and 2008
(Dollars in thousands, except per share data)

	2009	2008

Interest income:
Loans, including fees	$14,630	$12,977
Securities	779	708
Interest-earning deposits in banks	75	45
Federal funds sold	7	725
Total interest income	15,491	14,455
Interest expense:
Savings and money markets	251	1,260
Time deposits	5,681	6,273
Short term borrowings	–	11
Total interest expense	5,932	7,544

Net interest income	9,559	6,911

Provision for loan losses	424	459

Net interest income after provision for loan losses	9,135	6,452

Non interest income
Fees and service charges on deposit accounts	173	220
Fees earned from mortgage referrals	10	15
Gains on sale of securities	–	2
Total non interest income	183	237

Non interest expense:
Salaries and employee benefits	3,785	3,276
Occupancy and equipment expense	1,397	1,124
FDIC and state assessments	545	126
Advertising and marketing expenses	71	44
Data processing	367	303
Legal fees	62	46
Other operating expenses	956	823
Total other expenses	7,183	5,742

Income before income taxes	2,135	947

Income tax expense	878	420

Net Income	$1,257	$527

Earnings per share:
Basic	$0.25	$0.10
Diluted	$0.25	$0.10

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2009 and 2008
(Dollars in Thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive income	Total

Balance at January 1, 2008	$45,689	$151	$–	$45,840
Exercise of warrants (76,195 shares)	821	–	–	821
Exercise of stock options (19,998 shares)	230	–	–	230
Recognition of stock option expense	393	–	–	393

Comprehensive income:
Net income	–	527	–	527
Unrealized gains on securities available for sale	–	–	53	53
Total comprehensive income				580

Balance at December 31, 2008	$47,133	$678	$53	$47,864

Exercise of warrants (139,651 shares)	1,524			1,524
Exercise of stock options (2,000 shares)	23			23
Recognition of stock option expense	416			416
Dividends on common stock		(1,562)		(1,562)
Comprehensive income:
Net income		1,257		1,257
Unrealized gains on securities available for sale			13	13
Total comprehensive income				1,270

Balance at December 31, 2009	$49,096	$373	$66	$49,535

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009 and 2008
(In Thousands)

	2009	2008
Cash flows from operating activities:
Net income	$1,257	$527
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	424	459
Deferred tax benefit	(283)	(206)
Depreciation and amortization	425	345
Recognition of stock option expense	416	393
Fees earned from mortgage referrals	(10)	(15)
Gain on sale of securities	–	(2)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(326)	(234)
Increase in other assets	(1,005)	(398)
Decrease in accrued expenses and other liabilities	(13)	(82)
Net cash provided by operating activities	885	787

Cash flows from investing activities:
Purchases of securities available for sale	(34,005)	(32,641)
Purchases of securities held to maturity	(4,296)	–
Proceeds from maturity of securities held to maturity	–	1,996
Proceeds from called and matured securities available for sale	30,642	13,000
Proceeds from sales of securities available for sale	–	2,002
Purchase of restricted investment in bank stock	(73)	(18)
Net increase in loans	(29,011)	(51,400)
Purchases of premises and equipment	(355)	(2,329)
Net cash used in investing activities	(37,098)	(69,390)

Cash flows from financing activities:
Net increase in deposits	13,137	41,064
Net (decrease) increase in short term borrowings	(853)	853

Proceeds from exercise of stock options	23	230
Proceeds from exercise of warrants	1,524	821
Net cash provided by financing activities	13,831	42,968

Decrease in cash and cash equivalents	(22,382)	(25,635)

Cash and cash equivalents at beginning of year	40,480	66,115

Cash and cash equivalents at end of year	$18,098	$40,480

Supplemental information:
Cash paid during the year for:
Interest	$6,099	$7,920
Taxes	$930	$372

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of New Jersey to serve as a holding company for the Bank and to acquire all the capital stock of the Bank.

The Company’s class of common stock has no par value and the Bank’s class of common stock had a par value of $10 per share.  As a result of the holding company reorganization, amounts previously recognized as additional paid in capital on the Bank’s financial statements were reclassified into common stock in the Company’s consolidated financial statements.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2009 presentation.  These reclassifications did not have an impact on income.

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

Since opening in May, 2006, the Bank has established five branch offices in addition to its main office.  The Bank expects to continue to seek additional strategically located de novo branch locations within Bergen County.  Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

During the second quarter of 2009, the Bank formed BONJ-New York Corporation.  The New York subsidiary will be engaged in the business of acquiring, managing and administering portions of Bank of New Jersey’s investment and loan portofolios.

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

Interest-bearing deposits in banks

Interest bearing deposits in banks are carried at cost.

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

Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains and losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity.  The Bank held no trading securities at December 31, 2009 and 2008.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Bank adopted effective June 30, 2009 (“Pending Content” of FASB ASC 320-1).  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement discloures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized costs, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain the investment in the issuer for a period of time sufficient to allow for any ancitipated recovery in fair value.

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

A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The Bank accounts for its impaired loans in accordance with ASC Topic 310-40, Troubled Debt Restructuring, which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment, unless such loans are the subject of a restructuring agreement.  As of December 31, 2009, there are several loans which are non-accrual and have been reviewed for impairment.  There are no loans which have been considered for a restructuring agreement.

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

Losses on loans are charged to the allowance for loan losses.  Additions to the allowance are made by recoveries of loans previously charged off and by a provision charged to expense.  The determination of the amount of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition.  Management believes that the allowance for loan losses is maintained at an adequate level to absorb for losses inherent in the loan portfolio.  While management uses available information to recognize possible losses on loans, future additions may be necessary based on changes in economic conditions, particularly in Bergen County, New Jersey.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Loan origination fees and certain direct origination costs are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method.

Stock-Based Compensation

ASC Topic 718 Compensation-Stock Compensation addresses the accounting for share-based payment transactions in which an enterprise receives employee service in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Guidance requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible.  The Company accounts for stock options under the recognition and measurement principles of ASC Topic 718.

As a result of adopting ASC Topic 718, the Company recorded compensation expense of $416,000 and $393,000 during 2009 and 2008, respectively.  At December 31, 2009, the Company had unrecognized compensation expense amounting to approximately $593,000 related to un-vested options.  The unrecognized expense will be recognized over the remaining vesting terms.

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

The Company adopted ASC Topic 790, Income Taxes.  As required by ASC Topic 790, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Bank applied ASC Topic 790 to all tax positions for which the statute of limitations remained open.  As a result of the adoption of ASC Topic 790, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.

The Company recognizes interest and penalties on income taxes as a component of income tax.

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

Restricted Investment in Bank Stock

Restricted stock, is comprised of stock in the Federal Home Loan Bank of New York and Atlantic Central Bankers’ Bank.  Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2009 and 2008.

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank (FHLB) of $319 thousand and $246 thousand and Atlantic Central Bankers Bank (ACBB) of $100 thousand and $100 thousand, as of December 31, 2009 and 2008, respectively.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2009.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2009 and 2008, these reserve balances amounted to $629 thousand and $589 thousand, respectively.

NOTE 2.	Securities

A summary of securities held to maturity and securities available for sale at December 31, 2009 and December 31, 2008 is as follows (in thousands):

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,296	$1	$-	$4,297

Securities Available for Sale:
U.S. Treasury obligations	2,005	-	5	2,000
Government Sponsored Enterprise obligations	19,000	127	16	19,111
	21,005	127	21	21,111

Total securities	$25,301	$128	$21	$25,408

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Government Sponsored Enterprise obligations	$17,641	$90	$–	$17,731

Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2009 and December 31, 2008.

During 2009, the Company did not sell any securities from its available for sale or held to maturity portfolios.  During 2008, the Company sold a security from its available for sale portfolio and recognized a gain of $2 thousand from the transaction.

U. S. Treasury and Government Sponsored Enterprise obligations.  The unrealized losses on one investment in U. S. Treasury obligations and three Government Sponsored Enterprise obligations were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intended to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.  All of the investments with unrealized losses at December 31, 2009 were in a loss position for less than twelve months.

The following table sets forth as of December 31, 2009, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	2009
	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$4,296	$4,297	$-	$-

1 to 5 years	-	-	19,005	19,115

Over 5 years	-	-	2,000	1,996
	$4,296	$4,297	$21,005	$21,111

NOTE 3.               Loans and Allowance for Loan Losses

Loans at December 31, 2009 and 2008, respectively, are summarized as follows (in thousands):

	December 31,
	2009	2008
Real estate	$177,031	$159,058
Commercial	36,036	33,319
Credit lines	47,536	37,962
Consumer	3,328	4,507

	$263,931	$234,846

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

The activity in the allowance for loan losses is as follows (in thousands):

	Years ended December 31,
	2009	2008

Balance at beginning of year	$2,371	$1,912

Provision charged to expense	424	459
Loans charged off	(4)	–
Recoveries	1	–

Balance at end of year	$2,792	$2,371

At December 31, 2009, the Bank had seven non-accrual loans totaling approximately $4.0 million, of which two loans totaling $2.8 million have specific reserves of $99 thousand and five loans totaling approximately $1.2 million have no specific reserves.  Included in these non-accruing loans was a loan classified as non-accruing in December, 2008.  The Bank recognized income of $69 thousand on these loans in 2009.  If interest had been accrued, such income would have been approximately $261 thousand.  These loans were considered impaired and were evaluated in accordance with ASC Topic 310-40, Troubled Debt Restructuring.  After evaluation, specific reserves of $99 thousand were deemed necessary at December 31, 2009.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial real estate loans and residential real estate loans but can also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

At December 31, 2009, the Bank had no loans that were classified as troubled debt restructurings.

The following table presents the Company’s non-accrual loans at December 31, 2009 and 2008 (in thousands):

	2009	2008

Impaired loans without a valuation allowance	$1,181	$-
Impaired loans with a valuation allowance	2,777	1,997
	3,958	1,997
Valuation allowance related to impaired loans	99	20

Total non-accrual loans	$3,859	$1,977
Total loans past due ninety days or more still accruing	$-	$-

Average impaired loans for 2009 and 2008 were $2.9 million and $989 thousand, respectively.

The Company’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.  There was $69 thousand of income recognized in 2009 on loans that were on non-accrual status.   In 2008, income recorded on non-accrual loans amounted to $45 thousand.  Interest income that would have been recorded had the loans been on accrual status amounted to approximately $261 thousand and approximately $90 thousand for 2009 and 2008, respectively.

NOTE 4.	Premises and Equipment

At December 31, premises and equipment consists of the following (in thousands):

	2009	2008

Land	$4,828	$4,828
Building	5,076	4,966
Furniture and fixtures	551	507
Equipment	777	576
	11,232	10,877
Less accumulated depreciation and amortization	1,018	593
Total premises and equipment, net	$10,214	$10,284

Depreciation expense amounted to $425 thousand and $345 thousand for the years ended December 31, 2009 and 2008, respectively.

NOTE 5.	Deposits

At December 31, 2009 and 2008, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2009	2008

Three months or less	$66,514	$48,760
Over three months through twelve months	87,466	113,028
Over 1 year through 2 years	15,896	1,815
Over 2 years through 3 years	812	127
Over 3 years through 4 years	2,439	–
Over 4 years through 5 years	6,957	1,800
Over 5 years	–	–
	$180,084	$165,530

NOTE 6.	Short Term Borrowings

At December 31, 2009, the Bank had no borrowed funds outstanding.  We have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, we are a member of the Federal Home Loan Bank of New York (FHLBNY) .  The FHLBNY relationship could provide additional sources of liquidity, if required.  We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

At December 31, 2008, the Bank drew down approximately $853 thousand through an overnight line of credit at Atlantic Central Bankers Bank.

NOTE 7.	Income Taxes

Income tax expense from operations for the years ended December 31 is as follows (in thousands):

	2009	2008
Current tax expense:
Federal	$894	$480
State	267	146
Deferred income tax benefit:
Federal	(219)	(160)
State	(64)	(46)

Income tax expense	$878	$420

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Start up expenses	$398	$433
Allowance for loan losses	1,025	854
Accrued expenses	97	76
Stock compensation plans	277	162

Total gross deferred tax assets	1,797	1,525

Deferred tax liabilities:
Deferred loan costs	(68)	(68)
Prepaid expenses	(47)	(57)
Unrealized gains on AFS securities	(40)	(36)
Other	(21)	(23)

Total gross deferred tax liabilities	(176)	(184)

Net deferred tax asset	$1,621	$1,341

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2009 and 2008, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2009	2008

Computed “expected” tax expense	$726	$322
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax (benefit) expense	134	66
Tax exempt income	(20)	–
Stock-based compensation	34	29
Meals and entertainment	3	3
Other	1	–
	$878	$420

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  Corporate tax returns for the years 2005 through 2009 remain open to examination by taxing authorities.

NOTE 8.              Leases

The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to $514,000 and $454,000, respectively, for the years ended December 31, 2009 and December 31, 2008.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2009 (in thousands):

Year ending December 31:

2010	$513
2011	538
2012	545
2013	553
2014	478
Thereafter	3,394
$6,021

NOTE 9.	Related-party Transactions

The Bank has made, and expects to continue to make, loans in the future to our directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of our board of directors.  None of such loans at December 31, 2009 and 2008, respectively, were nonaccrual, past due, restructured or potential problems, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following table represents a summary of related-party loans during 2009 and 2008 (in thousands):

	2009	2008

Outstanding loans at beginning of the year	$17,635	$11,679
New Loans	12,995	11,959
Repayments	(3,440)	(6,003)
Outstanding loans at end of the year	$27,190	$17,635

Two of our directors have acted as the Bank’s counsel on several loan closings.  During 2009 and 2008 the total cost of such work has been reimbursed by the respective loan customers and totals $108,000 and $88,000, respectively.  Additionally, one of these directors has acted as legal counsel to the Bank on several matters.  The total amount paid for legal fees, for non-loan related matters was approximately $19,000 in 2009 and approximately $11,000 in 2008.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $104,000 and $87,000 in 2009 and 2008, respectively.

One of our directors provided appraisal services on several loan closings.  Although certain of these payments are reimbursed by our customer, the total amount paid for appraisal services during 2009 and 2008 was approximately $22,000 and $24,000, respectively.

Our disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests, have determined that each is on arm’s-length terms, and have approved each such transaction and relationship.

NOTE 10.	Earnings Per Share

The Company’s calculation of earnings per share in accordance with ASC Topic 260, Earnings per Share is as follows:

	For the Year Ended December 31,

	2009	2008
(In thousands, except per share data)

Net income applicable to common stock	$1,257	$527
Weighted average number of common shares outstanding – basic	5,112	5,023

Basic earnings per share	$0.25	$0.10

Net income applicable to common stock	$1,257	$527
Weighted average number of common shares outstanding - diluted
Weighted average number of common shares outstanding	5,112	5,023

Effect of dilutive warrants	-	67
Weighted average number of common shares outstanding - diluted	5,112	5,090
Diluted earnings per share	$0.25	$0.10

Stock options for 601,168 and 614,968 shares of common stock were not considered in computing diluted earnings per common share for 2009 and 2008, respectively, because they were anti-dilutive as exercise price exceeded average market price.

NOTE 11.            Comprehensive Income

ASC Topic 220, Comprehensive Income requires the reporting of comprehensive icome, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the years ended December 31, 2009 and 2008 (in thousands) as follows:

Comprehensive Income

	2009	2008

Net income	$1,257	$527

Unrealized holding gains on secuirites available for sale, net of taxes Of $4 and $36 for 2009 and 2008, respectively	13	53

Total comprehensive income	$1,270	$580

NOTE 12.	Stockholders’ Equity and Dividend Restrictions

Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share, as adjusted for a subsequent 10% stock distribution and a 2 for 1 stock split.  The stock offering resulted in net proceeds of $42,684,000.  For every five shares of common stock purchased in the offering, one warrant to purchase one additional share of the Bank’s common stock was issued, exercisable at any time through May 10, 2009.  Prior to their expiration, the Company  extended the expiration date of the warrants to September 15, 2009.  959,720 warrants were issued to purchase common stock at $10.91 per share, as adjusted for the 10% stock distribution and the 2 for 1 stock split.  Between 2006 and 2009, there were 321,882 warrants exercised for total proceeds of $3,501,000.  As part of the holding company reorganization on July 31, 2007, all outstanding warrants were exchanged to purchase Bancorp of New Jersey, Inc. common stock.  At December 31, 2009, there were no outstanding warrants.  There were 637,838 warrants forfeited during 2009.

During 2009, a director of the  Company exercised stock options to purchase 2,000 shares of common stock at $11.50 per share for total proceeds of $23,000.

The Company declared a 2 for 1 stock split during the fourth quarter of 2007.  This split was payable on December 31, 2007.

The Bank declared a 10% stock distribution and paid that distribution during January 2007 by issuing 436,336 shares.

During the fourth quarter of 2009, the Company declared a cash dividend of $0.30 per share.  The cash dividend was paid on January 15, 2010 to all shareholders as of record date January 4, 2010.  The cash dividend was paid from the retained earnings of the Company.

Under applicable New Jersey law, the Company is permitted to pay dividends on its capital stock if, following the payment of the dividend, it is able to pay its debts as they become due in the usual course of business, or its total assets are greater than its total liabilities. Further, it is the policy of the Federal Reserve Bank that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the holding company’s capital, asset quality and financial condition.

Under the New Jersey Banking Act of 1948, as amended, the Bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. The FDIC prohibits payment of cash dividends if, as a result, the Bank would be undercapitalized.   The Bank is in compliance with all regulatory requirements related to cash dividends.

NOTE 13.	Benefit Plans

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock, in each case as adjusted following our ten percent (10%) stock distribution in January 2007 and the 2 for 1 stock split effective December 31, 2007.  The option price per share is the market value of the Bank’s stock on the date of grant.  The option price and number of shares underlying options outstanding on the date of our ten percent (10%) stock distribution in January 2007 and the December 2007 2 for 1 stock split have been equitably adjusted to account for such stock distributions.  At December 31, 2009, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank.

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

A summary of stock option activity under the 2006 Stock Option Plan during 2009 and 2008 is presented below:

	Number of Shares	Weighted Average Exercise price per share	Average Intrinsic Value (1)

Outstanding at December 31, 2007	198,300	$10.26	$246,543

Granted	–	–
Forfeited	(9,400)	$10.37
Exercised	–	–

Outstanding at December 31, 2008	188,900	$10.26	$139,786

Granted	–	–
Forfeited	(400)
Exercised	–	–

Outstanding at December 31, 2009	188,500	$10.26

Exercisable at December 31, 2009	106,673	$9.53	$156,810

(1)     The aggregate instirinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2009.  This amount changes based on the changes in the market value in the Company’s stock.

Information pertaining to options outstanding under the 2006 Stock Option Plan at December 31, 2009 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual life (years)	Weighted Average Exercise Price

$9.09	97,900	7.83	$9.09
$11.50	90,600	8.92	$11.50

	188,500

Under the 2006 Stock Option Plan, there were a total of 81,827 unvested options at December 31, 2009, and approximately $172,000 remains to be recognized in expense over the next three years.  There were no options related to the 2006 Stock Option Plan exercised during 2009 or 2008, respectively.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At December 31, 2009 and 2008, non-qualified options to purchase 412,668  and 414,668 shares of the Company’s stock were issued to non-employee directors of the Company.

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

A summary of the stock option activity during 2009 and 2008 is as follows:

	Number of Shares	Weighted Average Exercise price per share	Average Intrinsic Value (1)	Weighted Average Remaining Contractual life (years)

Outstanding at December 31, 2007	460,000	$11.50	$–	8.81

Granted	–	–
Forfeited	(23,334)	$11.50
Exercised	(21,998)	$11.50

Outstanding at December 31, 2008	414,668	$11.50	$–	7.81

Granted	–	–
Forfeited	–	–
Exercised	(2,000)	$11.50

Outstanding at December 31, 2009	412,668	$11.50	$–	6.81

Exercisable at December 31, 2009	231,316

(1)     The aggregate instirinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2009 and 2008, respectively.  This amount changes based on the changes in the market value in the Company’s stock.

Under the 2007 Directors Stock Option Plan, there were a total of 181,352 unvested options at December 31, 2009, and approximately $422,000 remains to be recognized in expense over the next three years.  During 2009 and 2008, respectively, no Director Options were granted.

NOTE 13.	Benefit Plans (continued)

Weighted Average Assuptions for options granted

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007 Stock Option Plan	2006 Stock Option Plan

Dividend yield	0.00%	0.00%

Expected life	4.50 years	2.44 years

Expected volatility	17.72%	17.75%

Risk-free interest rate	3.70%	4.77%

There were no options granted during 2009 and 2008, respectively.

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

Defined Contribution Plan

The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit.  The Company matches a percentage of employee contributions at the board’s discretion.  The Company made a matching contribution of approximately $43,000 and $41,000 during 2009 and 2008, respectively.

NOTE 14.	Regulatory Capital Requirements

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-wieghted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2009 and 2008, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, respectively, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

				FDIC requirements
	Bank actual		Minimum capital adequacy		For classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Leverage (Tier 1) Capital	$49,469	15.10%	$13,102	4.00%	$16,377	5.00%
Risk-based capital:
Tier 1	$49,469	19.13%	$10,342	4.00%	$15,513	6.00%
Total	$52,261	20.21%	$20,685	8.00%	$25,856	10.00%

December 31, 2008:	$47,811	16.95%	$11,281	4.00%	$14,101	5.00%
Leverage (Tier 1) Capital
Risk-based capital:	$47,811	21.16%	$9,040	4.00%	$13,560	6.00%
Tier 1	$50,182	22.20%	$18,080	8.00%	$22,600	10.00%
Total

The Company’s capital amounts and ratios are similar to those of the Bank.

In addition to the above, as part of the Bank’s application for deposit insurance with the FDIC and as part of the bank charter approval by the New Jersey Department of Banking, the Bank is required to maintain not less than 8% Tier 1 Capital to total assets, as defined, through the first seven years of operation.

NOTE 15.	Financial Instruments with Off-Balance Sheet Risk

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

The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans at December 31, 2009 totaled $35.1 million compared to $30.9 million at December 31, 2008.

Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2009 and 2008, the Bank had outstanding letters of credit to customers totaling $488,000 and $574,000, respectively, whereby the Bank guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2009 and 2008, such amounts were deemed not material.

NOTE 16.	Financial Information of Parent Company

The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006.  The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007.  The following information represents the parent only Balance Sheets as of December 31, 2009 and 2008, respectively, and the Statements of Income for the twelve months ended December 31, 2009 and December 31, 2008 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheet (in thousands)
	December 31,
	2009	2008
Assets:

Investment in subsidiary, net	$49,535	$47,864
Dividends receivable from Bank of New Jersey	1,562	$–
Total assets	$51,097	$47,864

Liabilities and stockholders’ equity:
Dividends payable to shareholders	$1,562	$–
Total liabilities	1,562	–

Stockholders’ equity:	49,535	47,864
Total liabillities and stockholders’ equity	$51,097	$47,864

Statement of Income
For the years ended December 31, 2009 and December 31, 2008
(in thousands)

	2009	2008
Equity in undistributed earnings of subsidiary bank	$1,257	$527

Net income	$1,257	$527

Statement of Cash Flow
For the years ended December 31, 2009 and December 31, 2008
(in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$1,257	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(1,257)	(527)
Increase in other assets, net	(1,562)
Increase in other liabilities, net	1,562	–
Net cash provided by operating activities	–	–

Cash flows from investing activities:
Capital contributed to subsidiary bank	(1,547)	(1,051)
Net cash used in financing activities	(1,547)	(1,051)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,524	821
Proceeds from issuance of common stock	23	230
Net cash provided by financing activities	1,547	1,051

Net change in cash for the period	–	–

Net cash at beginning of year	–	–

Net cash at end of year	$–	$–

NOTE 17.            Fair Value Measurement and Fair Value of Financial Instruments

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

The fair value measurement hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 Inputs - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$21,111	$2,000	$19,111	$–

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans
	$3,859	$–	$–	$3,859

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities Available for sale	$17,731	$–	$17,731	$–

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,977	$–	$–	$1,977

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at December 31, 2009 and 2008:

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

Impaired loans

Impaired loans are those that are accounted for under ASC Topic 310-4, Troubled Debt Restructuring, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally deteremined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The fair value consists of the loan balances of $3,958,000 net of specific reserves of $99,000.

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

Short-Term Borrowings (Carried at Cost)

The carrying amount of short term borrowings approximates fair value.

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2009 and 2008 (in thousands):

	2009		2008
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$18,098	$18,098	$40,480	$40,480
Securities available for sale	21,005	21,111	17,641	17,731
Securities held to maturity	4,296	4,297	–	–
Restricted investment in bank stock	419	419	346	346
Net loans	261,152	261,329	232,565	232,744
Accrued interest receivable	1,173	1,173	847	847
Financial liabilities:
Deposits	267,143	268,101	254,005	255,935
Short term borrowings	–	–	853	853
Accrued interest payable	372	372	541	541

Limitation

The preceding fair value estimates were made at December 31, 2009 and 2008 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2009 and 2008, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 18.	Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company.

Three Months Ended
(in thousands, except per share data)

	December 31	September 30	June 30	March 31

2009
Interest income	$4,031	$4,052	$3,810	$3,598
Interest expense	1,320	1,398	1,489	1,729
Net interest income	2,711	2,659	2,321	1,869
Provision for loan losses	145	74	144	61
Other expense, net	1,834	1,718	1,850	1,598
Provision for federal and state income taxes	297	351	136	94
Net income	$435	$515	$191	$116

Earnings per share:
Basic	$0.08	$0.10	$0.04	$0.03
Diluted	$0.08	$0.10	$0.04	$0.03

2008
Interest income	$3,653	$3,543	$3,530	$3,729
Interest expense	1,779	1,689	1,862	2,214
Net interest income	1,874	1,854	1,668	1,515
Provision for loan losses	146	88	67	158
Other expense, net	1,422	1,349	1,422	1,312
Provision (benefit) for federal and state income taxes	132	179	77	32
Net income	$174	$238	$102	$13

Earnings per share:
Basic	$0.03	$0.05	$0.02	$0.00
Diluted	$0.03	$0.05	$0.02	$0.00

NOTE 19.            Subsequent Events

The Company has evaluated subsequent events in preparing the December 31, 2009 Consolidated Financial Statements.

NOTE 20.            Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which is now codified in FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, which provides additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. The guidance provides additional guidance for determining whether a transaction is an orderly one. This guidance is effective prospectively for interim periods and annual years ending after June 15, 2009. The application of the guidance did not have a material impact on the Company’s consolidated financial statements as of December 31, 2009.

In April 2009, FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which is now codified in FASB ASC Topic 320, “Investments - Debt and Equity Securities”, which amends the other-than-temporary guidance (“OTTI”) for debt securities to make such guidance more operational and to improve the presentation and disclosures of OTTI for both debt and equity securities.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The application of the guidance had no impact on the Company’s consolidated financial statements upon adoption although additional disclosures were required.

In April 2009, FASB issued FSP No. FAS 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” which is now codified in FASB ASC Topic 825, “Financial Instruments”, this guidance requires that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The application of this guidance had no impact on the Company’s consolidated financial statements upon adoption although additional disclosures were required.

In April 2009, FASB issued FASB FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which is now codified in FASB ASC Topic 805, “Business Combinations”. The guidance provides guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the guidance did not have a material impact on the Company’s consolidated financial statements as of December 31, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events (as amended)” which is now codified in FASB ASC Topic 855, “Subsequent Events”, and establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. This guidance is effective for reporting periods that end after June 15, 2009. The application of the guidance had no impact on the Company’s consolidated financial statements upon adoption although additional disclosures were required.

In June 2009, FASB issued FASB Statement No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” which is now codified in FASB ASC Topic 860, “Transfers and Servicing”. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The application of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

In June 2009, FASB issued Statement No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R)” which is now codified in FASB ASC Topic 810, “Consolidation”. This guidance was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC Topic 860, “Transfers and Servicing,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form10-K, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of December 31, 2009, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Operating Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 using the “Internal Control - Integrated Framework” set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2009, our internal control over financial reporting was effective.

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

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders to be held May 20, 2010.

ITEM 11.             EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders to be held May 20, 2010.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders to be held May 20, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders to be held May 20, 2010.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders to be held May 20, 2010.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2009 and 2008.

(ii)	Consolidated Statements of Income for the years ended December 31, 2009 and 2008.

(iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

(v)	Notes to Consolidated Financial Statement

(vi)	Reports of Independent Registered Public Accounting Firms

(b)	Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.

(c)	Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 82.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP OF NEW JERSEY, INC.
By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chairman, and CEO

Dated : March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert F. Buzzetti	Chairman and	March 31, 2010
Albert F. Buzzetti	Chief Executive Officer

/s/ Armand Leone, Jr.	Vice Chairman and Director	March 31, 2010
Armand Leone, Jr.

/s/ Michael Bello	Director	March 31, 2010
Michael Bello

/s/ Jay Blau	Director	March 31, 2010
Jay Blau

/s/ Albert L. Buzzetti	Director	March 31, 2010
Albert L. Buzzetti

/s/ Gerald A. Calabrese, Jr.	Director	March 31, 2010
Gerald a. Calabrese, Jr.

/s/ Stephen Crevani	Director	March 31, 2010
Stephen Crevani

/s/ John K. Daily	Director	March 31, 2010
John K. Daily

/s/ Michael Lesler	Director, President and	March 31, 2010
Michael Lesler	Chief Operating Officer

/s/ Anthony M. Lo Conte	Director	March 31, 2010
Anthony M. Lo Conte

/s/ Carmelo Luppino, Jr.	Director	March 31, 2010
Carmelo Luppino, Jr.

/s/ Rosario Luppino	Director	March 31, 2010
Rosario Luppino

/s/ Howard Mann	Director	March 31, 2010
Howard Mann

/s/ Josephine Mauro	Director	March 31, 2010
Josephine Mauro

/s/ Joel P. Paritz	Director	March 31, 2010
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 31, 2010
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 31, 2010
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 31, 2010
Mark Sokolich

/s/ Diane M. Spinner	Director and	March 31, 2010
Diane M. Spinner	Executive Vice President

Exhibit No.		Description
2.1	(A)	Plan of Acquisition

3.1	(A)	Certificate of Incorporation

3.2	(A)	Amended and Restated Bylaws

4.1	(A)	Specimen form of stock certificate

10.1	(A)	Change In Control Agreement between the Bank and Albert F. Buzzetti*

10.2	(A)	Change In Control Agreement between the Bank and Michael Lesler*

10.3	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*

10.4	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*

10.5	(A)	2006 Stock Option Plan*

10.6	(A)	Form of Stock Option Award Agreement*

10.7	(B)	2007 Non-Qualified Stock Option Plan For Directors

10.8	(C)	Form of Stock Option Award Agreement

21		Subsidiaries of the Registrant

23		Consent of ParenteBeard LLC

31.1		Rule 13a-14(a) Certification of the Principal Executive Officer

31.2		Rule 13a-14(a) Certification of the Principal Financial Officer

32		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.

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