Form 10-Q
period 2010-03-31
Bancorp of New Jersey, Inc.
filed 2010-05-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
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
Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  May 8, 2010 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS

Cash and due from banks	$846	$576
Interest bearing deposits	17,841	17,055
Federal funds sold	466	467
Total cash and cash equivalents	19,153	18,098

Restricted investment in bank stock, at cost	419	419
Securities available for sale, at fair value (amortized cost of $23,008 and $21,005, respectively)	23,044	21,111
Securities held to maturity (fair value of $0 and $4,297, respectively)	-	4,296

Loans receivable	275,615	263,931
Deferred loan fees and unamortized costs, net	16	13
Less: allowance for loan losses	(3,062)	(2,792)
Net loans	272,569	261,152

Premises and equipment, net	10,132	10,214
Accrued interest receivable	1,521	1,173
Other assets	3,071	3,145
TOTAL ASSETS	$329,909	$319,608

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$32,105	$36,687
Savings and interest bearing transaction accounts	51,490	50,372
Time deposits under $100	37,121	34,789
Time deposits $100 and over	157,796	145,295
Total deposits	278,512	267,143

Accrued interest payable and other liabilities	1,317	2,930
TOTAL LIABILITIES	279,829	270,073

Commitments and Contingencies
Stockholders' equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at March 31, 2010 and December 31, 2009	49,169	49,096
Retained Earnings	888	373
Accumulated other comprehensive income	23	66
Total stockholders' equity	50,080	49,535
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$329,909	$319,608

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,892	$3,378
Securities	143	179
Federal funds sold and other	11	42
TOTAL INTEREST INCOME	4,046	3,599

INTEREST EXPENSE
Savings and money markets	41	124
Time deposits	1,004	1,605
TOTAL INTEREST EXPENSE	1,045	1,729

NET INTEREST INCOME	3,001	1,870
Provision for loan losses	270	61
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,731	1,809
NON-INTEREST INCOME- principally fees and service charges	38	38
NON-INTEREST EXPENSE
Salaries and employee benefits	987	916
Occupancy and equipment expense	382	342
FDIC premiums and related expenses	107	41
Data processing	92	79
Professional fees	128	76
Other expenses	208	183
TOTAL NON-INTEREST EXPENSE	1,904	1,637
Income before provision for income taxes	865	210

Income tax expense	351	94
Net income	514	116

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.10	$0.02

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2009
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$514	$116
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104	97
Provision for loan losses	270	61
Recognition of stock option expense	74	104
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(348)	(424)
Decrease in other assets	101	351
Decrease in other liabilities	(1,613)	(1,142)
NET CASH USED IN OPERATING ACTIVITIES	(898)	(837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(8,003)	(14,064)
Purchases of securities held to maturity, net	-	(4,296)
Proceeds from sales or calls of securities available for sale	6,000	7,391
Maturities of securities held to maturity	4,296	-
Net increase in loans	(11,687)	(5,876)
Purchases of premises and equipment	(22)	(99)
NET CASH USED IN INVESTING ACTIVITIES	(9,416)	(16,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,369	13,862
Exercise of stock options	-	23
Exercise of warrants	-	11
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,369	13,896

Net increase (decrease) in cash and cash equivalents	1,055	(3,885)
Cash and cash equivalents, beginning of year	18,098	40,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,153	$36,595

Cash paid during the period for:
Interest	$973	$1,619
Income taxes	$555	$134

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements include the accounts of Bancorp of New Jersey, Inc., (the “Company”) and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”), and the Bank’s wholly owned subsidiary, BONJ- New York Corp..  These financial statements include the effect of the holding company reorganization which took place on July 31, 2007 pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held on July 19, 2007.

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

These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The results of operations for the three month periods presented do not necessarily indicate the results that the Company will achieve for the 2010 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2010 presentation.

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

During the three month period ended March 31, 2010, the Company issued no shares of common stock.  During the three month period ended March 31, 2009, the Company issued 2,000 shares of common stock upon exercises of options for an aggregate purchase price of approximately $23 thousand.

Note 3.	Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2010, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 54,000 unvested options at March 31, 2010 and approximately $157,000 remains to be recognized in expense over approximately the next three years.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2010.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option

Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2010, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at March 31, 2010.   No options were granted, exercised or forfeited during the first three months of 2010.

Under the 2007 Director Plan, there were a total of approximately 172,666 unvested options at March 31, 2010 and approximately $363,000 remains to be recognized in expense over approximately three remaining years.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $74,000 and $104,000 for the three months ended March 31, 2010 and 2009, respectively.

The aggregate intrinsic value of options outstanding as of March 31, 2010 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.2 million.

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

The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended March 31,
(In thousands except per share data)	2010	2009
Net income applicable to common stock	$514	$116
Weighted average number of common shares outstanding- basic	5,207	5,066
Basic earnings per share	$0.10	$0.02

Net income applicable to common stock	$514	$116
Weighted average number of common shares outstanding	5,207	5,066
Effect of dilutive options	29	-
Weighted average number of common shares and common share equivalents- diluted	5,236	5,066
Diluted earnings per share	$0.10	$0.02

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 187,900 incentive stock options at a weighted average price of $10.24 were included in the computation of diluted earnings per share for the three months ended March 31, 2010.

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; 777,498 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 198,300 incentive stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because they were anti-dilutive.

Note 5.	Comprehensive Income

Accounting principles generally accepted in the United States of America requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the three month periods ended March 31, 2010 and 2009, respectively, (in thousands) as follows:

	Three months ended March 31,
	2010	2009
Comprehensive Income
Net income	$514	$116
Unrealized holding loss on securities available for sale, net of taxes of $27 and $21 for 2010 and 2009, respectively	(43)	(42)

Total comprehensive income	$471	$74

Note 6.	Securities Available for Sale and Investment Securities

A summary of securities available for sale at March 31, 2010 and December 31, 2009 is as follows (in thousands):

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$2,005	$-	$(7)	$1,998
Government Sponsored Enterprise obligations	21,003	109	(66)	21,046
Total securities available for sale	$23,008	$109	$(73)	$23,044

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$2,005	$-	$(5)	$2,000
Government Sponsored Enterprise obligations	19,000	127	(16)	19,111
Total securities available for sale	$21,005	$127	$(21)	$21,111

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
U.S. Treasury obligations	$1,998	$7	$-	$-	$1,998	$7
Government Sponsored Enterpirse obligations	11,935	66	-	-	11,935	66
Total securities available for sale	$13,933	$73	$-	$-	$13,933	$73

December 31, 2009
U.S. Treasury obligations	$2000	$5	$-	$-	$2000	$5
Government Sponsored Enterpirse obligations	5,984	16	-	-	5,984	16
Total securities available for sale	$7,984	$21	$-	$-	$7,984	$21

The amortized cost and estimated fair value of securities available for sale at March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized Cost	Fair Value
One year or less	$-	$-
After one to five years	15,005	15,074
After five to ten years	8,003	7,970
After ten years	-	-
Total	$23,008	$23,044

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary-impairment decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI for debt securities, occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required  to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If any entity  does  not  intend to  sell  the security  and  it is not  more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

At March 31, 2010, the Company’s available for sale securities portfolio consisted of 13 securities, of which 8 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2010. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

There were no securities held to maturity at March 31, 2010 due to the maturity of a bond anticipation note during the first quarter of 2010, in the amount of $4.3 million.  At December 31, 2009, there was $4.3 million in securities held to maturity.  A summary of held to maturity securities at December 31, 2009 is as follows (in thousands):

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$4,296	$1	$-	$4,297

Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at March 31, 2010 and December 31, 2009.

Note 7.	Loans.

The components of the loan portfolio at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009

Real estate	$185,792	$177,031
Commercial	36,665	34,036
Credit lines	48,688	47,536
Consumer	4,470	3,328

	$275,615	$261,931

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

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended
	March 31, 2010	March 31, 2009

Balance at beginning of period	$2,792	$2,371
Provision charged to expense	270	61

Balance at end of period	$3,062	$2,432

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

	March 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$812	$1,181
Impaired loans with a valuation allowance	2,777	2,777
Valuation allowance related to impaired loans	(175)	(99)
	$3,414	$3,859

As of March 31, 2010 the Bank had five impaired loans totaling approximately $3.6 million, of which two loans totaling approximately $2.8 million had specific reserves of $175 thousand and three loans totaling approximately $812 thousand had no specific reserve.  If interest had been accrued, such income would have been approximately $60 thousand for the three month period ended March 31, 2010.  Within its impaired loans at March 31, 2010, the Bank had one residential mortgage loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At March 31, 2010, the TDR loan has an outstanding balance of $477 thousand, has no specific reserve connected with it and is performing in accordance with its modified terms.

Note 8.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2010, the Bank had $725 thousand of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

Note 9.	Fair Value Measurements

The Company adopted the guidance on fair value measurement now codified as FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, on January 1, 2008.  Under ASC Topic 820, fair value measurements are not adjusted for transaction costs.  ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

FASB ASC Topic 820, “Fair Value Measurement and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009, respectively, are as follows (in thousands):

Description	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable Inputs
Securities available for sale	$23,044	$1,998	$21,046	$-

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable Inputs
Securities available for sale	$21,111	$2,000	$19,111	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009, respectively, follows (in thousands):

Description	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable Inputs
Impaired Loans	$2,602	$-	$-	$2,602

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable Inputs
Impaired Loans	$2,678	$-	$-	$2,678

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at March 31, 2010 and December 31,2009:

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

Accrued Interest Receivable and Payable (Carried at Cost

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value

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

The carrying amount approximates fair value.

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair

Cash and cash equivalents	$19,153	$19,153	$18,098	$18,098
Securities available for sale	23,004	23,044	21,111	21,111
Securities held to maturity	-	-	4,296	4,297
Restricted investment in bank	419	419	419	419
Net loans	272,569	272,907	261,152	261,329
Accrued interest receivable	1,521	1,521	1,173	1,173
Financial liabilities:
Deposits	278,512	273,578	267,143	268,101
Short term borrowings	–	–	–	–
Accrued interest payable	444	444	372	372

Limitation

The preceding fair value estimates were made at March 31, 2010 and December 31, 2009 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at March 31, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”  This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  This update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:

	●	A subsidiary or group of assets that is a business or nonprofit activity;

●	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
●	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

This update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.

The amendments in this update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

●	The valuation techniques used to measure the fair value of any retained investment;
●	The nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and
●	Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.

This update is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopts Statement 160.  The implementation of this standard did not have a material impact on our consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.   This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
●For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	●A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting period beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.   We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document.  These factors include, but are not limited, to the following:

•	Current economic crisis affecting the financial industry;
•	Volatility in interest rates and shape of the yield curve;
•	Increased credit risk and risks associated with the real estate market;
•	Operating, legal and regulatory risk;
•	Economic, political and competitive forces affecting the Company’s business; and
•	That management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

Bancorp of New Jersey, Inc., referred to as “we” or the “Company,” cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and we assume no duty to update forward-looking statements, except as may be required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. We caution readers not to place undue reliance on any forward-looking statements.  These statements speak only as of the date made, and we advise readers that various factors, including those described above, could affect our financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

Allowance for Loan Losses

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Losses on loans are charged to the allowance for loan losses.  Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense.  The determination of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition.  Management believes that the allowance for loan losses is maintained at an adequate level to provide for losses inherent in the loan portfolio.  While management uses available information to evaluate the adequacy of the allowance for loan losses, increases to the allowance for loan losses may be necessary based on changes in economic conditions, particularly changes affecting New Jersey customers and small businesses.  In addition to management’s review, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for loan losses, in order to increase the allowance, based on their judgments about information available to them at the time of their examinations.

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

Results of Operations

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Our results of operations depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings.  Net income is also affected by the provision for loan losses and the level of non-interest income, as well as by non-interest expenses, including salaries and employee benefits, occupancy and equipment expense, and other expenses, and income taxes.

Net Income

Net income for the first quarter of 2010 reached $514 thousand compared to net income of $116 thousand for the first quarter of 2009.  This increase was powered, primarily, by increased net interest income.  During the first quarter of 2010, net interest income increased by 60.5%, or approximately $1.1 million, to $3.0 million from $1.9 million for the first quarter of 2009.

On a per share basis, basic and diluted earnings per share reached $0.10 for the first quarter of 2010 compared to $0.02 per share for the same period in 2009, an increase of 400%.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2010, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, and a focus on lower cost deposits.  During the first quarter of 2010, net interest income reached $3.0 million from $1.9 million during the first quarter of 2009.  As a result of the increased net interest income, the Company was able to absorb increases in non-interest expense and the provision for loan losses of approximately $267 thousand, or 16.3%,  up to $1.9 million for the first three months of 2010 from $1.6 million for the same period one year ago, and $209 thousand, or 342.6%,  up to $270 thousand for the first three months of 2010, from $61 thousand for the first three months of 2009, respectively.

Provision for Loan Losses

The provision for loan losses was $270 thousand for the three months ended March 31, 2010 as compared to $61 thousand for the three months ended March 31, 2009.  The increase in the provision is reflective of growth in the portfolio as well as an increase in the Bank’s non-accruing loans.  At March 31, 2010, the Bank had non-accruing loans of $3.1 million as compared to $2.0 million at the same date last year.

Non-interest Income

Non-interest income, which was primarily attributable to service fees, was $38 thousand during the quarter ended March 31, 2010 and was unchanged from the same period in the prior year.

Non-interest Expense

Non-interest expense reached $1.9 million during the first quarter of 2010 compared to $1.6 million in the first quarter of 2009, an increase of approximately $267 thousand.  This increase reflects increased salaries and employee benefits, occupancy and equipment expense, and other expenses related to opening and operating a new office location, as well as the overall growth of the Company.  Additionally, the Federal Deposit Insurance Premiums increased as a result of the overall increase in deposits.

Income Tax Expense

The income tax provision increased $257 thousand up to $351 thousand for the quarter ended March 31, 2010, as compared to $94 thousand for the quarter ended March 31, 2009.  The increase in the income tax expense for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009, was due mostly to the increase in the Company’s pre-tax income which increased $655 thousand, year over year.

FINANCIAL CONDITION

Total consolidated assets increased $10.3 million, or approximately 3.2%, from $319.6 million at December 31, 2009 to $329.9 million at March 31, 2010.  Total deposits increased from $267.1 million at December 31, 2009 to $278.5 million at March 31, 2010, an increase of $11.4 million, or approximately 4.3%. Loans receivable, or “total loans,” increased from $263.9 million at December 31, 2009 to $275.6 million at March 31, 2010, an increase of approximately $11.4 million, or 4.4%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans increased by 4.4% since December 31, 2009, to reach $275.6 million at March 31, 2010.  At December 31, 2009, our total loans were approximately $263.9 million.  While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to continued and recent events surrounding larger banking institutions within our geographic region.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.  We also provide a level of service and decision making which we believe can only be provided by community banks.  Our safety and capital levels have also led to certain opportunities within our market.

Our loan portfolio consists of commercial loans, real estate loans, and consumer loans.  Commercial loans are made for the purpose of providing working capital and financing the purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property.  Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, which are generally secured by the personal property owned or being purchased by the borrowers.

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

Loan Quality

As mentioned above, our principal asset is our loans.  Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms.  Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.

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

As of March 31, 2010 the Bank had five impaired loans totaling approximately $3.6 million, of which two loans totaling approximately $2.8 million had specific reserves of $175 thousand and three loans totaling approximately $812 thousand had no specific reserve.  If interest had been accrued, such income would have been approximately $60 thousand for the three month period ended March 31, 2010.  Within its impaired loans at March 31, 2010, the Bank had one residential mortgage loan that met the definition of a troubled debt restructured (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At March 31, 2010, the TDR loan has an outstanding balance of $477 thousand, has no specific reserve connected with it and is performing in accordance with its modified terms.

As of March 31, 2010 and December 31, 2009, there were no concentrations of loans (other than those categories of loans disclosed in Note 7 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q) which exceeded 10% of our total loans, and we had no foreign loans.  Furthermore, our loan portfolio does not contain any sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $23.0 million at March 31, 2010 compared to $21.1 million at December 31, 2009.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  There were no securities held to maturity at March 31, 2010 due to the maturity of a bond anticipation note during the first quarter of 2010, in the amount of $4.3 million.  At December 31, 2009, there was $4.3 million in securities held to maturity.

Deposits

Deposits remain our primary source of funds.  Total deposits increased from $267.1 million at December 31, 2009 to $278.5 million at March 31, 2010, an increase of $11.4 million, or 4.3%.  This increase is directly attributable to an increase in our time deposit accounts, and we believe it reflects the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income.

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

Our total deposits equaled $278.5 million at March 31, 2010 as compared to $267.1 million at December 31, 2009.

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

As of March 31, 2010, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There are no amounts outstanding under either facility at March 31, 2010.  The bank is also a member of the Federal Home Bank of New York (“FHLBNY”).  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

Pursuant to federal regulation we are required to maintain, at a minimum, Tier 1 Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 Capital, or “Total Capital,” as a percentage of risk-adjusted assets of 8.0%.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2010, as well as the applicable minimum ratios:

	March 31, 2010	Minimum Regulatory Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	18.62%	4.00%
Total Capital Ratio	19.76%	8.00%
Leverage Ratio	15.44%	4.00%

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

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Operating Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2009.   Based upon that evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Dated: May 14, 2010	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer

	By:	/s/ Michael Lesler
Michael Lesler
President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications