Form 10-Q
period 2010-06-30
Bancorp of New Jersey, Inc.
filed 2010-08-13
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2010

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

Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2010 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

PART I  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

ASSETS	June 30, 2010	December 31, 2009

Cash and due from banks	$945	$576
Interest-bearing deposits	27,176	17,055
Federal funds sold	466	467
Total cash and cash equivalents	28,587	18,098

Restricted investment in bank stock, at cost	491	419
Securities available for sale, at fair value (amortized cost of $32,074 and $21,005, respectively)	32,449	21,111
Securities held to maturity (fair value of $2,387 and $4,297 respectively)	2,400	4,296

Loans receivable	278,155	263,931
Deferred loan fees and unamortized costs, net	27	13
Less: allowance for loan losses	(3,446)	(2,792)
Net loans	274,736	261,152
Premises and equipment, net	10,079	10,214
Accrued interest receivable	1,455	1,173
Other assets	3,248	3,145
TOTAL ASSETS	$353,445	$319,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$34,203	$36,687
Savings and interest-bearing transaction accounts	53,538	50,372
Time deposits under $100	55,628	34,789
Time deposits $100 and over	157,796	145,295
Total deposits	301,165	267,143

Accrued interest payable and other liabilities	1,395	2,930
TOTAL LIABILITIES	302,560	270,073
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 shares at June 30, 2010; and December 31, 2009	49,244	49,096
Retained earnings	1,411	373
Accumulated other comprehensive income	230	66
TOTAL STOCKHOLDERS’ EQUITY	50,885	49,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,445	$319,608

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,011	$3,587
Securities	181	206
Federal funds sold	14	16
TOTAL INTEREST INCOME	4,206	3,809
INTEREST EXPENSE
Savings and money markets	42	43
Time deposits	1,045	1,445
TOTAL INTEREST EXPENSE	1,087	1,488
NET INTEREST INCOME	3,119	2,321
Provision for loan losses	384	144
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,735	2,177
NON-INTEREST INCOME - principally fees and service charges	60	48
NON-INTEREST EXPENSE
Salaries and employee benefits	963	911
Occupancy and equipment expense	368	342
FDIC related expenses	124	262
Data processing	104	92
Professional fees	118	111
Other expenses	223	180
TOTAL NON-INTEREST EXPENSE	1,900	1,898
Income before provision for income taxes	895	327
Income tax expense	371	136
NET INCOME	$524	$191

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.10	$0.04

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30
	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$7,903	$6,963
Securities	324	385
Federal funds sold	25	58
TOTAL INTEREST INCOME	8,252	7,406
INTEREST EXPENSE
Savings and money markets	83	167
Time deposits	2,049	3,050
TOTAL INTEREST EXPENSE	2,132	3,217
NET INTEREST INCOME	6,120	4,189
Provision for loan losses	654	205
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,466	3,984
NON-INTEREST INCOME - principally fees and service charges	98	86
NON-INTEREST EXPENSE
Salaries and employee benefits	1,950	1,827
Occupancy and equipment expense	750	684
FDIC related expenses	231	303
Data processing	196	171
Professional fees	246	171
Other expenses	431	377
TOTAL NON-INTEREST EXPENSE	3,804	3,533
Income before provision for income taxes	1,760	537
Income tax expense	722	230
NET INCOME	$1,038	$307

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.20	$0.06

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$1,038	$307
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	212	203
Provision for loan losses	654	205
Recognition of stock option expense	148	208
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(282)	(513)
(Increase) decrease in other assets	(208)	118
Decrease in other liabilities	(1,535)	(997)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	27	(469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(26,073)	(23,883)
Purchases of investment in bank stock	(72)	(73)
Proceeds from sales or calls of securities available for sale	15,004	17,391
Purchases of securities held to maturity	(2,400)	(4,296)
Maturities of securities held to maturity	4,296	---
Net increase in loans	(14,238)	(19,860)
Purchases of premises and equipment	(77)	(256)
NET CASH USED IN INVESTING ACTIVITIES	(23,560)	(30,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase(decrease) in deposits	34,022	(3,363)
Exercise of stock options	--	23
Exercise of warrants	--	21
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,022	3,407

Net increase (decrease) in cash and cash equivalents	10,489	(28,039)
Cash and cash equivalents, beginning of period	18,098	40,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,587	$12,441

Cash paid during the period for:
Interest	$2,007	$2,976
Income taxes	$1,554	$501

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bancorp of New Jersey, Inc., (the “Company”) and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”), and the Bank’s wholly owned subsidiary, BONJ-New York Corp..  These financial statements include the effect of the holding company reorganization which took place on July 31, 2007 pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held on July 19, 2007.

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2010 presentation.

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

During the six month period ended June 30, 2010, the Company issued no shares of common stock.  During the six month period ended June 30, 2009, the Company issued 2,000 shares of common stock upon exercises of options for an aggregate purchase price of approximately $23 thousand.

Note 3.	Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At June 30, 2010, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding at June 30, 2010.

Under the 2006 Stock Option Plan, there were a total of 45,000 unvested options at June 30, 2010 and approximately $142,000 remains to be recognized in expense over approximately the next three years.  Under the 2006 Stock Option Plan, no options were granted, or exercised, during the first six months of 2010; however, 600 shares were forfeited.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30, 2010, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 413,000 were outstanding at June 30, 2009.  No options were granted or forfeited during the first six months of 2010.

Under the 2007 Director Plan, there were a total of approximately 113,000 unvested options at June 30, 2010 and approximately $304,000 remains to be recognized in expense over approximately four remaining years.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $74,000 and $90,000 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, respectively, share based compensation totaled $148,000 and $208,000, respectively.

The aggregate intrinsic value of options outstanding as of June 30, 2010 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $587,000.

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

The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended June 30,
(In thousands except per share data)	2010	2009

Net income applicable to common stock	$524	$191
Weighted average number of common shares outstanding – basic	5,207	5,069

Basic earnings per share	$0.10	$0.04

Net income applicable to common stock	$524	$191
Weighted average number of common shares outstanding	5,207	5,069
Effect of dilutive options	21	-
Weighted average number of common shares and common share equivalents –diluted	5,228	5,069

Diluted earnings per share	$0.10	$0.04

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 187,900 shares of common stock at a weighted average price of $10.24 were included in the computation of diluted earnings per share for the three months ended June 30, 2010.

Non-qualified options to purchase 413,000 shares of common stock at a weighted average price of $11.50; 776,618 warrants to purchase shares of common stock at a weighted average price of $10.91 per share; and 188,900 incentive stock options were not included in the computation of diluted earnings per share for the second quarter of 2009 because they were anti-dilutive.

The following schedule shows earnings per share for the six month periods presented:

	For the Six Months Ended June 30,
(In thousands except per share data)	2010	2009

Net income applicable to common stock	$1,038	$307
Weighted average number of common shares outstanding – basic	5,207	5,068

Basic earnings per share	$0.20	$0.06

Net income applicable to common stock	$1,038	$307
Weighted average number of common shares outstanding	5,207	5,068
Effect of dilutive options	17	-
Weighted average number of common shares and common share equivalents –diluted	5,224	5,068

Diluted earnings per share	$0.20	$0.06

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 187,900 shares of common stock at a weighted average price of $10.24 were included in the computation of diluted earnings per share for the six months ended June 30, 2010.

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

Accounting principles generally accepted in the United States of America requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the three month periods and the six month periods ended June 30, 2010 and 2009, respectively, (in thousands) as follows:

	Three months ended June 30,
Comprehensive Income	2010	2009

Net income	$524	$191

Unrealized holding gain (loss) on securities available for sale, net of taxes of $132 and $94 for 2010 and 2009, respectively	207	(131)

Total comprehensive income	$731	$60

	Six months ended June 30,
	2010	2009
Comprehensive Income

Net income	$1,038	$307

Unrealized holding gain (loss) on securities available for sale, net of taxes of $105 and $79 for 2010 and 2009, respectively	164	(119)

Total comprehensive income	$1,202	$191

Note 6.	Securities Available for Sale and Investment Securities

A summary of securities available for sale at June 30, 2010 and December 31, 2009 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. Treasury obligations	$11,073	$72	$-	$11,145
Government Sponsored Enterprise obligations	21,001	303	-	21,304
Total securities available for sale	$32,074	$375	$-	$32,449

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Treasury obligations	$2,005	$-	$(5)	$2,000
Government Sponsored Enterprise obligations	19,000	127	(16)	19,111
Total securities available for sale	$21,005	$127	$(21)	$21,111

At June 30, 2010, the Company held no securities available for sale with unrealized losses.  At December 31, 2009, the unrealized losses, categorized by the length of time of the continuous loss position, and the fair value of related securities available for sale, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligations	$2,000	$5	$-	$-	$2,000	$5
Government Sponsored Enterprise obligations	5,984	16	-	-	5,984	16
Total securities available for sale	$7,984	$21	$-	$-	$7,984	$21

The amortized cost and estimated fair value of securities available for sale at June 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may  have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized	Fair
	Cost	Value
One year or less	$-	$-
After one to five years	24,074	24,341
After five to ten years	8,000	8,108
After ten years	-	-
Total	$32,074	$32,449

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

When OTTI for debt securities occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required  to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If any entity  does  not  intend to  sell  the security  and  it is not  more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

At June 30, 2010, the Company’s available for sale securities portfolio consisted of 20 securities, of which none were in an unrealized loss position.  No OTTI charges were recorded for the three or six months ended June 30, 2010.

There was one security held to maturity at June 30, 2010 in the amount of $2.4 million.  At December 31, 2009, there was $4.3 million in securities held to maturity.  A summary of held to maturity securities at June 30, 2010 and December 31, 2009 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2.400	$-	$13	$2,387

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$4,296	$1	$-	$4,297

Securities with an amortized cost of $2.0 million, and a fair value of $2.0 million, were pledged to secure public funds on deposit at June 30, 2010 and December 31, 2009.

Note 7.	Loans.

The components of the loan portfolio at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009

Real estate	$182,092	$177,031
Commercial	37,876	36,036
Credit lines	49,429	47,536
Consumer	8,758	3,328

	$278,155	$263,931

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

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended
	June 30, 2010	June 30, 2009

Balance at beginning of period	$3,062	$2,432
Provision charged to expense	384	144
Balance at end of period	$3,446	$2,576

	Six months ended
	June 30, 2010	June 30, 2009

Balance at beginning of period	$2,792	$2,371
Provision charged to expense	654	205
Balance at end of period	$3,446	$2,576

	Six months ended
	June 30, 2010	June 30, 2009

Balance at beginning of period	$2,792	$2,371
Provision charged to expense	654	61
Balance at end of period	$3,446	$2,432

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

	June 30, 2010	December 31, 2009
Impaired loans without valuation allowance	$1,320	$1,181
Impaired loans with a valuation allowance	3,310	2,777
Valuation allowance related to impaired loans	(373)	(99)
	$4,257	$3,859

As of June 30, 2010 the Bank had eight impaired loans totaling approximately $4.6 million, of which three loans totaling approximately $3.3 million had specific reserves of $373 thousand and five loans totaling approximately $1.3 million had no specific reserve.  If interest had been accrued, such income would have been approximately $88 thousand for the three month period ended June 30, 2010, and $148 thousand for the six month period ended June 30, 2010.  At June 30, 2010, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2010, the TDR loans have an outstanding balance of $1.0 million with specific reserves of approximately $8 thousand and are performing in accordance with their modified terms.  One of the TDRs, with an outstanding balance at June 30, 2010 of $533 thousand and a specific reserve of $8 thousand is included in the Bank’s impaired loan total.

Note 8.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2010, the Bank had $815 thousand of commercial letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at the respective reporting dates.

The three levels of fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009, respectively, are as follows (in thousands):

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$32,449	$11,145	$21,304	$–

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$21,111	$2,000	$19,111	$–

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009, respectively, follows (in thousands):

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$2,937	$–	$–	$2,937

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$2,678	$–	$–	$2,678

The following information should not be interpreted as an estimate of the fair value of the entire Company, since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at June 30, 2010 and December 31, 2009:

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

Impaired loans

Impaired loans are those loans on non-accrual status and may also include loans that are accounted for under ASC Sub-topic 310-40, Troubled Debt Restructuring by Creditors, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$28,587	$28,587	$18,098	$18,098
Securities available for sale	32,074	32,449	21,005	21,111
Securities held to maturity	2,400	2,387	4,296	4,297
Restricted investment in bank stock	491	491	419	419
Net loans	274,736	275,910	261,152	261,329
Accrued interest receivable	1,455	1,455	1,173	1,173
Financial liabilities:
Deposits	301,165	297,363	267,143	268,101
Short term borrowings	–	–	–	–
Accrued interest payable	497	497	372	372

Limitation

The preceding fair value estimates were made at June 30, 2010 and December 31, 2009 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at June 30, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10.	Recent Accounting Pronouncements

The Financial Account Standards Board  (“FASB”) has issued Account Standards Update (“ASU”) 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

The FASB has issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. It will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this ASU  apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.  We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document.  These factors include, but are not limited, to the following:

•	Current economic crisis affecting the financial industry;

•	Current interest rate environment affecting loan, deposit, and investment pricing;

•	Increased credit risk and risks associated with the real estate market;

•	Operating, legal and regulatory risk;

•	Economic, political and competitive forces affecting the Company’s business; and

•	That management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

Recent Legislative Development

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States.  The Dodd-Frank Act requires various federal agencies, including the newly established federal Bureau of Consumer Financial Protection (the “BCFP”), to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The BCFP may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, the Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.   It includes mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other requirements.  The legislation also requires that publicly traded companies give stockholders a non-binding vote on executive compensation and “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business.  The Dodd-Frank Act and the implementing rules and regulations could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities in which we might otherwise consider engaging, cause business disruptions and/or have other impacts that are as-of-yet unknown to us.

Results of Operations

Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

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

Net Income

Net income for the second quarter of 2010 was $524 thousand compared to net income of $191 thousand for the second quarter of 2009, an increase of $333 thousand, or 174%.  This increase was due in most part to an increase in net interest income of approximately $800 thousand, or 34%, offset somewhat by an increase in the provision for loan losses of approximately $240 thousand.  Non-interest income and expense stayed relatively flat during the second quarter of 2010 as compared to the same period last year, while income tax expense increased by $235 thousand as a result of the increase in pre-tax income.

Net income for the six months ended June 30, 2010 was $1.0 million compared to net income of $307 thousand for the six months ended June 30, 2009, an increase of $731 thousand, or 238%.  Similar to the quarterly growth, the increase was fueled by an increase in net interest income of $1.9 million.  This increase was offset somewhat by increases in income tax expense and non-interest expenses of $492 thousand and $271 thousand, respectively.

On a per share basis, basic and diluted earnings per share were $0.10 for the second quarter of 2010 as compared to basic and diluted earnings per share of $0.04 for the second quarter of 2009.  Basic and diluted earnings per share were $0.20 for the six months ended June 30, 2010 as compared to basic and diluted earnings per share of $0.06 for the six months ended June 30, 2009.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For both the three month period and the six month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, combined with the Company’s ability to attract lower cost deposits during the current interest rate environment.  During the second quarter of 2010, net interest income reached $3.1 million from $2.3 million during the second quarter of 2009 primarily as a result of loan growth during the period and the lower cost of deposits.

During the six months ended June 30, 2010, net interest income reached $6.1 million compared to $4.2 million for the six months ended June 30, 2009, an increase of $1.9 million.  This increase is also attributable to the increase in interest income from loans, including fees and the decrease in interest expense.  Interest income from loans, including fees, securities and federal funds sold reached $8.3 million for the six months ended June 30, 2010 from $7.4 million for the six months ended June 30, 2009.  At the same time, interest expense decreased from $3.2 million for the six months ended June 30, 2009 to $2.1 million for the six months ended June 30, 2010, a decrease of approximately $1.1 million.

Provision for Loan Losses

The provision for loan losses was $384 thousand for the three months ended June 30, 2010 as compared to $144 thousand for the three months ended June 30, 2009.  During the six months ended June 30, 2010, the provision for loan losses was $654 thousand as compared to $205 thousand during the six months ended June 30, 2009.  For the three and six month periods the increase represents the increased loan growth as well as an increase in the Bank’s non-accruing loans.  At June 30, 2010, the Bank had non-accruing loans of $4.1 million as compared to $2.0 million at June 30, 2009.

Non-interest Income

Non-interest income, primarily attributable to service fees, was $60 thousand during the quarter ended June 30, 2010 compared to $48 thousand for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, non-interest income totaled $98 thousand as compared to $86 thousand for the six months ended June 30, 2009.

Non-interest Expense

Non-interest expense was basically flat at $1.9 million during the second quarter of 2010 compared to the same amount in the second quarter of 2009.  The second quarter of 2009 included the effect of the FDIC special assessment which totaled approximately $140 thousand.  This decrease in FDIC expense for 2010 offset increases in salaries and employee benefits, other expenses and occupancy and equipment expenses of $52 thousand, $43 thousand and $26 thousand, respectively for the three months ended June 30, 2010 as compared to June 30, 2009.  During the six months ended June 30, 2010, non-interest expense reached approximately $3.8 million from approximately $3.5 million for the six months ended June 30, 2009.  This increase reflected increases in salaries and employee benefits, professional fees and occupancy and equipment expense of $123 thousand, $75 thousand and $66 thousand, respectively, offset somewhat by a decrease in FDIC expenses of $72 thousand.  The increases related to salaries and employee benefits and occupancy and equipment expenses are in part due to the opening and operating of a new location in the second quarter of 2009, and therefore are not included for the full six months of 2009.

Income Tax Expense

The income tax provision reached $371 thousand for the quarter ended June 30, 2010 as compared to $136 thousand for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, income tax expense reached $722 thousand as compared to $230 thousand for the six months ended June 30, 2009.  The income tax provision is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting.  These permanent tax differences include the recognition of non-deductible stock option expense as required under FASB ASC 718.

FINANCIAL CONDITION

Total consolidated assets increased $33.8 million, or approximately 10.6%, from $319.6 million at December 31, 2009 to $353.4 million at June 30, 2010.  Total deposits increased from $267.1 million at December 31, 2009 to $301.2 million at June 30, 2010, an increase of $34.0 million, or approximately 12.7%.  Loans receivable, or “total loans,” increased from $263.9 million at December 31, 2009 to $278.2 million at June 30, 2010, an increase of $14.2 million, or approximately 5.4%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans increased by 5.4% since year end to reach $278.2 million at June 30, 2010.  At December 31, 2009, our total loans were approximately $263.9 million.  While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, competitive rate structures, and selective marketing.  We maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.  We also provide a level of service and decision making which we believe can only be provided by community banks.

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

Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.  We have not made loans to borrowers outside of the United States.  We continue to focus on conservative lending practices.  We have not made any subprime loans.  Commercial lending activities are focused primarily on lending to small business borrowers.  We believe that our strategy of prudent lending, customer service, competitive rate structures, and selective marketing have enabled us to expand our presence in the local lending market.  Further, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers.

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

As of June 30, 2010 the Bank had eight impaired loans totaling approximately $4.6 million, of which three loans totaling approximately $3.3 million had specific reserves of $373 thousand and five loans totaling approximately $1.3 million had no specific reserve.  If interest had been accrued, such income would have been approximately $88 thousand for the three months ended June 30, 2010, and $148 thousand for the six month period ended June 30, 2010.  In addition, at June 30, 2010, the Bank had two residential mortgage loans that met the definition of a troubled debt restructured (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2010, the TDR loans had an outstanding balance of $1.0 million, had specific reserves of $8 thousand and are performing in accordance with their modified terms.  One of the TDRs, with an outstanding balance at June 30, 2010 of $533 thousand and a specific reserve of $8 thousand is included in the Bank’s impaired loan total.

As of June 30, 2010 and December 31, 2009, there were no concentrations of loans (other than those categories of loans disclosed in Note 7 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q) which exceeded 10% of our total loans, and we had no foreign loans.  Furthermore, our loan portfolio does not contain any subprime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $32.4 million at June 30, 2010 compared to $24.1 million at December 31, 2009.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity decreased $1.9 million to $2.4 million at June 30, 2010 from $4.3 million at December 31, 2009.

Deposits

Deposits remain our primary source of funds.  Total deposits increased from $267.1 million at December 31, 2009 to $301.2 million at June 30, 2010, an increase of $34.0 million, or 12.7%.  This increase is primarily attributable to an increase in our time deposit accounts which we believe reflects our competitive rate structure and the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income.

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

Our total deposits equaled $301.2 million at June 30, 2010 as compared to $267.1 million at December 31, 2009.

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

As of June 30, 2010, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at June 30, 2010.  The bank is also a member of the Federal Home Bank of New York (“FHLBNY”).  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2010, as well as the applicable minimum ratios:

	June 30, 2010	Minimum Regulatory Requirements
Risk-Based Capital :
Tier 1 Capital Ratio	18.53%	4.0%
Total Capital Ratio	19.78%	8.0%
Leverage Ratio	14.86%	4.0%

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 30, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 34.

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