Form 10-Q
period 2010-09-30
Bancorp of New Jersey, Inc.
filed 2010-11-15
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2010

OR

[ ] TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number:  001-34089

BANCORP OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-8444387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 Palisade Ave, Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

(201) 944-8600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                     Yes  [ X ]      No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  [    ]      No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  [  ]      No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2010 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009

ASSETS

Cash and due from banks	$1,137	$576
Interest bearing deposits	20,466	17,055
Federal funds sold	466	467
Total cash and cash equivalents	22,069	18,098

Restricted investment in bank stock, at cost	491	419
Securities available for sale, at fair value (amortized cost of
$34,076 and $21,005, respectively)	34,678	21,111
Securities held to maturity (fair value of $3,722 and $4,297,
respectively)	3,728	4,296

Loans receivable	285,806	263,931
Deferred loan fees and unamortized costs, net	14	13
Less: allowance for loan losses	(3,499)	(2,792)
Net loans	282,321	261,152
Premises and equipment, net	10,014	10,214
Accrued interest receivable	1,559	1,173
Foreclosed real estate and other repossessed assets	1,938	-
Other assets	3,079	3,145
TOTAL ASSETS	$359,877	$319,608

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$32,338	$36,687
Savings and interest bearing transaction accounts	50,514	50,372
Time deposits under $100	66,203	34,789
Time deposits $100 and over	157,796	145,295
Total deposits	306,851	267,143

Accrued interest payable and other liabilities	1,388	2,930
TOTAL LIABILITIES	308,239	270,073

Commitments and Contingencies
Stockholders' equity:
Common stock, no par value, authorized 20,000,000 shares;
issued and outstanding 5,206,932 at September 30, 2010
and December 31, 2009	49,318	49,096
Retained Earnings	1,955	373
Accumulated other comprehensive income	365	66
Total stockholders' equity	51,638	49,535
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$359,877	$319,608

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,
	2010	2009
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,088	$3,848
Securities	208	196
Federal funds sold	13	10
TOTAL INTEREST INCOME	4,309	4,054

INTEREST EXPENSE
Savings and money markets	43	40
Time deposits	1,062	1,355
TOTAL INTEREST EXPENSE	1,105	1,395

NET INTEREST INCOME	3,204	2,659
Provision for loan losses	430	74
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,774	2,585
NON-INTEREST INCOME- principally fees and service charges	54	55
NON-INTEREST EXPENSE
Salaries and employee benefits	988	910
Occupancy and equipment expense	369	415
FDIC related expenses	153	78
Data processing	114	96
Professional fees	111	88
Other expenses	181	187
TOTAL NON-INTEREST EXPENSE	1,916	1,774
Income before provision for income taxes	912	866
Income tax expense	368	351
Net income	$544	$515

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.10	$0.10

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30,
	2010	2009
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$ 11,992	$ 10,811
Securities	532	581
Federal funds sold	38	68
TOTAL INTEREST INCOME	12,562	11,460

INTEREST EXPENSE
Savings and money markets	126	207
Time deposits	3,111	4,405
TOTAL INTEREST EXPENSE	3,237	4,612

NET INTEREST INCOME	9,325	6,848
Provision for loan losses	1,085	279
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,240	6,569
NON-INTEREST INCOME- principally fees and service charges	152	141
NON-INTEREST EXPENSE
Salaries and employee benefits	2,938	2,794
Occupancy and equipment expense	1,119	1,046
FDIC premiums and related expenses	384	381
Data processing	310	264
Professional fees	357	259
Other expenses	612	563
TOTAL NON-INTEREST EXPENSE	5,720	5,307
Income before provision for income taxes	2,672	1,403
Income tax expense	1,090	581
Net income	$ 1,582	$ 822

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$ 0.30	$ 0.16

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$1,582	$822
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	320	321
Provision for loan losses	1,085	279
Recognition of stock option expense	222	312
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(386)	(658)
Decrease in other assets	(131)	84
Decrease in other liabilities	(1,542)	137
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,150	1,297

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(34,071)	(24,000)
Purchases of investment in bank stock	(72)	(73)
Purchases of securities held to maturity, net	(3,728)	(4,296)
Proceeds from sales or calls of securities available for sale	21,000	21,391
Maturities of securities held to maturity	4,296	-
Net increase in loans	(24,192)	(24,580)
Purchases of premises and equipment	(120)	(333)
NET CASH USED IN INVESTING ACTIVITIES	(36,887)	(31,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	39,708	16,909
Decrease in federal funds purchased	-	(853)
Exercise of stock options	-	23
Exercise of warrants	-	1,524
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,708	17,603

Net increase (decrease) in cash and cash equivalents	3,971	(12,991)
Cash and cash equivalents, beginning of period	18,098	40,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,069	$27,489

Cash paid during the period for:
Interest	$3,177	$4,648
Income taxes	$2,010	$593
Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$1,938	$-

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements include the accounts of Bancorp of New Jersey, Inc., (the “Company”) and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”), and the Bank’s wholly owned subsidiary, BONJ-New York Corp.

These financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The results of operations for the three month and nine month periods presented do not necessarily indicate the results that the Company will achieve for the 2010 fiscal year. You should read these consolidated unaudited interim financial statements in conjunction with the consolidated audited financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2010 presentation.

Organization
The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Bank is a community bank which provides a full range of banking services to individuals and corporate customers primarily in New Jersey.  Both the Company and the Bank are subject to competition from other financial institutions.  The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.  The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.  The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions.  The Bank continues to focus on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market.  As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve its customers and expand its market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone and internet banking.  The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

Note 2.  Stockholders’ Equity and Related Transactions

During the nine month period ended September 30, 2010, the Company issued no shares of common stock.  During the nine month period ended September 30, 2009, the Company issued 2,000 shares of common stock upon exercises of options for an aggregate purchase price of approximately $23 thousand.  During the nine month period ended September 30, 2009, the Company issued approximately 139 thousand shares of common stock upon exercises of warrants for an aggregate purchase price of approximately $1.5 million.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2010, incentive stock options to purchase 220,300 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 40,500 unvested options at September 30, 2010 and approximately $128,000 remains to be recognized in expense over approximately the next two years.  Under the 2006 Stock Option Plan, no options were granted, or exercised, during the first nine months of 2010; however, 600 shares were forfeited.

2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2010, non-qualified options to purchase up to 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 413,000 were outstanding at September 30, 2010.  No options were granted, exercised or forfeited during the first nine months of 2010.

Under the 2007 Director Plan, there were a total of approximately 78,000 unvested options at September 30, 2010 and approximately $245,000 remains to be recognized in expense over approximately two remaining years.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $74,000 and $104,000 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, respectively, share based compensation totaled $222,000 and $312,000, respectively.

The aggregate intrinsic value of 90 thousand options outstanding as of September 30, 2010 under the 2006 Stock Option Plan and approximately 415 thousand options outstanding under the 2007 Director Plan,  with the per share exercise price of $11.50 was $0, as the per share exercise price of all such options exceeded the per share market value of the underlying common stock.  The aggregate intrinsic value of 97,900 options outstanding under the 2006 Stock Option Plan with the per share exercise price of $9.09 was approximately $170 thousand.

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

The following schedule shows earnings per share for the three month periods presented:

	For the Three Months Ended
	September 30,
(In thousands except per share data)	2010	2009
Net income applicable to common stock	$544	$515
Weighted average number of common
shares outstanding - basic	5,207	5,102
Basic earnings per share	$0.10	$0.10

Net income applicable to common stock	$544	$515
Weighted average number of common
shares outstanding	5,207	5,102
Effect of dilutive options	19	-
Weighted average number of common
shares and common share equivalents-
diluted	5,226	5,102
Diluted earnings per share	$0.10	$0.10

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended September 30, 2010, because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended September 30, 2010.

Non-qualified options to purchase 413,000 shares of common stock at a weighted average price of $11.50; and 188,900 incentive stock options at a weighted average price of $10.24 were not included in the computation of diluted earnings per share for the three months ended September 30, 2009 because they were anti-dilutive.

The following schedule shows earnings per share for the nine month periods presented:

	For the Nine Months Ended
	September 30,
(in thousands except per share data)	2010	2009
Net income applicable to common stock	$1,582	$822
Weighted average number of common
shares outstanding	5,207	5,079
Basic earnings per share	$0.30	$0.16

Net income applicable to common stock	$1,582	$822
Weighted average number of common
shares outstanding	5,207	5,079
Effect of dilutive options	18	-
Weighted average number of common
shares and common share equivalents-
diluted	5,225	5,079
Diluted earnings per share	$0.30	$0.16

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2010, because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the nine months ended September 30, 2010.

Non-qualified options to purchase 413,000 shares of common stock at a weighted average price of $11.50; and 188,900 incentive stock options were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 because they were anti-dilutive.

Note 5.                      Comprehensive Income

Accounting principles generally accepted in the United States of America requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the three month periods and the nine month periods ended September 30, 2010 and 2009, respectively, (in thousands) as follows:

	For the Three Months Ended
	September 30,
	2010	2009
Comprehensive Income

Net income	$544	$515

Urealized holding gain on
securities available for sale, net of
taxes of $91 and $91 for 2010 and
2009, respectively	135	140

Total comprehensive income	$679	$655

	For The Nine Months Ended
	September 30,
	2010	2009
Comprehensive Income

Net income	$1,582	$822

Urealized holding gain (loss) on
securities available for sale, net of
tax expense (benefit) of $196 and
($24) for 2010 and 2009, respectively	299	(32)

Total comprehensive income	$1,881	$790

Note 6.  Securities Available for Sale and Securities Held to Maturity

A summary of securities available for sale at September 30, 2010 and December 31, 2009 is as follows (in thousands):

			Gross		Gross
	Amortized		Unrealized		Unrealized	Fair
September 30, 2010	Cost		Gains		Losses	Value
U.S. Treasury obligations	$13,076		$321		$-	$13,397
Government Sponsored
Enterprise obligations	21,000		281		-	21,281
Total securities available for sale	$34,076		$602		$-	$34,678

			Gross		Gross
	Amortized		Unrealized		Unrealized	Fair
December 31, 2009	Cost		Gains		Losses	Value
U.S. Treasury obligations	$2,005		$-		$(5)	$2,000
Government Sponsored
Enterprise obligations	19,000		127		(16)	19,111
Total securities available for sale	$21,005		$127		$(21)	$21,111

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

At September 30, 2010, the Company held no securities available for sale with material unrealized losses.

	Less than 12 Months			More than 12 Months		Total
	Fair	Unrealized		Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses		Value	Losses	Value	Losses
U.S. Treasury obligations	$2,000	$5		$-	$-	$2,000	$5
Government Sponsored
Enterprise obligations	5,984	16		-	-	5,984	16
Total securities available for sale	$7,984	$21		$-	$-	$7,984	$21

The amortized cost and estimated fair value of securities available for sale at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized		Fair
	Cost		Value
One year or less	$998		$998
After one to five years	25,078		25,597
After five to ten years	8,000		8,083
Total	$34,076		$34,678

Securities with an amortized cost of $2.0 million, and fair values of $2.1 and $2.0 million, were pledged to secure public funds on deposit at September 30, 2010 and December 31, 2009 respectively.

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI management considers many factors, including; (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary-impairment decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Obligations of states and
political subdivisions	$3,728	$-	$(6)	$3,722

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Obligations of states and
political subdivisions	$4,296	$1	$-	$4,297

At September 30, 2010, the Company held no securities classified as held to maturity that have been in a continuos unrealized loss position at September 30, 2010 and December 31, 2009. Accordingly, all held to maturity investment unrealized losses at September 30, 2010 are under 12 months.

At September 30, 2010, the Company’s available for sale securities portfolio consisted of 18 securities, of which none were in a materially unrealized loss position.  No OTTI charges were recorded for the three or nine months ended September 30, 2010.

There were three securities held to maturity at September 30, 2010 in the amount of $3.7 million.  At December 31, 2009, there was $4.3 million in securities held to maturity.  A summary of held to maturity securities at September 30, 2010 and December 31, 2009 is as follows (in thousands):

The amortized cost and estimated fair value of securities held to maturity at September 30, 2010 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
One year or less	$3,728	$3,722

Note 7.   Loans

The components of the loan portfolio at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009

Real estate	$186,365	$177,031
Commercial	39,990	36,036
Credit lines	49,888	47,536
Consumer	9,563	3,328

	$285,806	$263,931

The Bank grants commercial, mortgage and installment loans primarily to New Jersey residents and businesses within its local market area.  Each of its borrower’s ability to repay or otherwise satisfy its obligations is dependent upon various factors, including the borrower’s income and net worth and, if the obligations are secured by collateral, the cash flows generated by the underlying collateral, the value of the underlying collateral, and the priority of the Bank’s lien on the underlying collateral.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss.  The Bank believes its lending policies and procedures reasonably account for the potential exposure to such risks and that provisions for loan losses are made to maintain an allowance for loan losses which management believes is adequate to absorb probable losses inherent in the loan portfolio.

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2010	2009

Balance at beginning of period	$3,446	$2,576
Provision charged to expense	430	74
Loans charged off	(377)	(3)

Balance at end of period	$3,499	$2,647

	For the Nine Months Ended
	September 30,
	2010	2009

Balance at beginning of period	$2,792	$2,371
Provision charged to expense	1,085	279
Loans charged off	(379)	(3)
Recoveries	1	-

Balance at end of period	$3,499	$2,647

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$1,085	$1,181
Impaired loans with a valuation allowance	1,338	2,777
Valuation allowance related to impaired loans	(213)	(99)
	$2,210	$3,859

As of September 30, 2010 the Bank had five impaired loans totaling approximately $2.4 million, of which two loans totaling approximately $1.3 million had specific reserves of $213 thousand and three loans totaling approximately $1.1 million had no specific reserve.  If interest had been accrued, such income would have been approximately $31 thousand for the three month period ended September 30, 2010, and $107 thousand for the nine month period ended September 30, 2010.  At September 30, 2010, the Bank had three residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2010, the TDR loans had an aggregate outstanding balance of $1.3 million with specific reserves of approximately $8 thousand.  Two of the TDRs, with an aggregate outstanding balance at September 30, 2010 of $843 thousand and a specific reserve of $8 thousand are included in the Bank’s impaired loan total.  During the third quarter of 2010, two loans reported as impaired in the previous quarter, which approximated $213 thousand, and which were fully reserved, were charged off.  A third loan, a single family residential loan with a net value of approximately $1.9 million, was foreclosed on and placed in other real estate owned.  This event caused a charge-off of approximately $160 thousand during the period.

Note 8. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2010, the Bank had $730 thousand of commercial letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale	$34,678	$13,397	$21,281	$-

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale	$21,111	$2,000	$19,111	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,125	$-	$-	$1,125
Other real estate owned	1,938	-	-	1,938
Total impaired loans and other real
estate owned	$3,063	$-	$-	$3,063

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$2,678	$-	$-	$2,678

The following table presents a reconciliation of the other real estate owned measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

2010
Beginning balance, January 1	$-
Total additions	1,938
Ending balance, September 30, 2010	$1,938

The following information should not be interpreted as an estimate of the fair value of the entire Company, since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at September 30, 2010 and December 31, 2009:

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

Other real estate owned

Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$22,069	$22,069	$18,098	$18,098
Securities available for sale	34,678	34,678	21,111	21,111
Securities held to maturity	3,728	3,722	4,296	4,297
Restricted investment in bank stock	491	491	419	419
Net loans	282,321	283,418	261,152	261,329
Accrued interest receivable	1,559	1,559	1,173	1,173
Financial liabilities:
Deposits	306,851	304,546	267,143	268,101
Accrued interest payable	432	432	372	372

Limitation

The preceding fair value estimates were made at September 30, 2010 and December 31, 2009 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at September 30, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of this standard did not have a material effect on our financial position or results of operations.

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

You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document.  These factors include, but are not limited, to the following:

•	Current economic conditions affecting the financial industry;
•	Current interest rate environment affecting loan, deposit, and investment pricing;
•	Increased credit risk and risks associated with the real estate market;
•	Operating, legal and regulatory risk;
•	Economic, political and competitive forces affecting the Company’s business; and
•	That management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

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

Net Income Net income for the third quarter of 2010 was $544 thousand compared to net income of $515 thousand for the third quarter of 2009, an increase of $29 thousand, or 5.6%.  This increase was due in most part to an increase in net interest income of approximately $545 thousand, or 20.5%, offset by an increase in the provision for loan losses of approximately $356 thousand.  Non-interest income stayed relatively flat during the third quarter of 2010 as compared to the same period last year, while non-interest expense increased $142 thousand.  Income tax expense increased by $17 thousand as a result of the increase in pre-tax income. Net income for the nine months ended September 30, 2010 was $1.6 million compared to net income of $822 thousand for the nine months ended September 30, 2009, an increase of $760 thousand, or 92.5%.  Similar to the quarterly growth, the increase was driven by an increase in net interest income of $2.5 million.  This increase was offset by increases in the provision for loan losses, income tax expense and non-interest expenses of $806 thousand, $509 thousand and $413 thousand, respectively.

On a per share basis, basic and diluted earnings per share were $0.10 for the third quarter of 2010 and 2009.  Basic and diluted earnings per share were $0.30 for the nine months ended September 30, 2010 as compared to basic and diluted earnings per share of $0.16 for the nine months ended September 30, 2009.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For both the three month period and the nine month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, combined with the Company’s ability to attract lower cost deposits during the current interest rate environment.  During the third quarter of 2010, net interest income reached $3.2 million from $2.7 million during the third quarter of 2009 primarily as a result of loan growth during the period and the lower cost of deposits.

During the nine months ended September 30, 2010, net interest income reached $9.3 million compared to $6.8 million for the nine months ended September 30, 2009, an increase of $2.5 million.  This increase is also attributable to the increase in interest income from loans, including fees and the decrease in interest expense.  Interest income from loans, including fees, securities and federal funds sold reached $12.6 million for the nine months ended September 30, 2010 from $11.5 million for the same period in 2009.  At the same time, interest expense decreased from $4.6 million for the nine months ended September 30, 2009 to $3.2 million for the nine months ended September 30, 2010, a decrease of approximately $1.4 million.

Provision for Loan Losses
The provision for loan losses was $430 thousand for the three months ended September 30, 2010 as compared to $74 thousand for the three months ended September 30, 2009.  During the nine months ended September 30, 2010, the provision for loan losses was $1.1 million as compared to $279 thousand during the nine months ended September 30, 2009.  For the three and nine month periods the increase reflects the loan growth as well as an increase in the Bank’s non-performing assets.  Non-performing assets consist of non-accruing loans, restructured loans and foreclosed assets.  At September 30, 2010, the Bank had non-performing assets of $4.8 million as compared to $2.5 million at September 30, 2009.

Non-interest Income

Non-interest income, primarily attributable to service fees, was $54 thousand during the quarter ended September 30, 2010 compared to $55 thousand for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010, non-interest income totaled $152 thousand as compared to $141 thousand for the 2009 period.

Non-interest Expense

Non-interest expense increased by $142 thousand during the third quarter of 2010 compared to the same period in 2009.  This increase was primarily due to increases in salaries and employee benefits and FDIC related expenses of $78 thousand and $75 thousand, respectively.  The increase in salaries and employee benefits was due in most part to normal increases and promotions as well as higher benefit expenses.  FDIC related expenses increased primarily due to the increase in deposits.  During the nine months ended September 30, 2010, non-interest expense reached approximately $5.7 million from approximately $5.3 million for the nine months ended September 30, 2009.  This increase primarily reflected increases in salaries and employee benefits, professional fees and occupancy and equipment expense of $144 thousand, $98 thousand and $73 thousand, respectively.  The increases related to salaries and employee benefits and occupancy and equipment expenses are in part due to the opening and operating of the Harrington Park branch in the second quarter of 2009, and therefore are not included for the full nine months of 2009.

Income Tax Expense

The income tax provision reached $368 thousand for the quarter ended September 30, 2010 as compared to $351 thousand for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010, income tax expense reached $1.1 million as compared to $581 thousand for the nine months ended September 30, 2009.  Income tax expense, represented an effective rate of  40.4% and 40.8%  for the three months and nine months ended September 30, 2010, respectively, compared to 40.5% and 41.4% for the three months and nine months ended September 30, 2009, respectively.  The income tax provision is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting.  These permanent tax differences include the recognition of non-deductible stock option expense as required under FASB ASC 718, Compensation – Stock Compensation.

FINANCIAL CONDITION

Total consolidated assets increased $40.3 million, or approximately 12.6%, from $319.6 million at December 31, 2009 to $359.9 million at September 30, 2010.  Total deposits increased from $267.1 million at December 31, 2009 to $306.9 million at September 30, 2010, an increase of $39.7 million, or approximately 14.9%.  Loans receivable, or “total loans,” increased from $263.9 million at December 31, 2009 to $285.8 million at September 30, 2010, an increase of $21.9 million, or approximately 8.3%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans increased by 8.3% since year end to reach $285.8 million at September 30, 2010.  At December 31, 2009, our total loans were approximately $263.9 million.  While we have focused on conservative lending practices, the growth in the loan portfolio continues to be supported by recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, competitive rate structures, and selective marketing.  We maintain that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.  We also provide a level of service and decision making which we believe can only be provided by community banks.

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

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, accruing loans that are 90 days past due, loans where the original terms of the loan have been restructured and other real estate owned.  When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income.  Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.  Other real estate owned represents real estate collateral acquired by legal foreclosure procedures.

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

As of September 30, 2010 the Bank had five impaired loans totaling approximately $2.4 million, of which two loans totaling approximately $1.3 million had specific reserves of $213 thousand and three loans totaling approximately $1.1 million had no specific reserve.  If interest had been accrued, such income would have been approximately $31 thousand for the three month period ended September 30, 2010, and $107 thousand for the nine month period ended September 30, 2010.  At September 30, 2010, the Bank had three residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2010, the TDR loans had an aggregate outstanding balance of $1.3 million with specific reserves of approximately $8 thousand.  Two of the TDRs, with an aggregate outstanding balance at September 30, 2010 of $843 thousand and a specific reserve of $8 thousand are included in the Bank’s impaired loan total.  During the third quarter of 2010, two loans reported as impaired in the previous quarter, which approximated $213 thousand, and which were fully reserved, were charged off.  A third loan, a single family residential loan with a net value of approximately $1.9 million, was foreclosed on and placed in other real estate owned.  This event caused a charge-off of approximately $160 thousand during the period.

As of September 30, 2010 and December 31, 2009, there were no concentrations of loans (other than those categories of loans disclosed in Note 7 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q) which exceeded 10% of our total loans, and we had no foreign loans.  Furthermore, our loan portfolio does not contain any subprime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $34.7 million at September 30, 2010 compared to $21.1 million at December 31, 2009.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity decreased approximately $600 thousand to $3.7 million at September 30, 2010 from $4.3 million at December 31, 2009.

Deposits

Deposits remain our primary source of funds.  Total deposits increased from $267.1 million at December 31, 2009 to $306.9 million at September 30, 2010, an increase of $39.7 million, or 14.9%.  This increase is primarily attributable to an increase in our time deposit accounts which we believe reflects our competitive rate structure and the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income.

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

Our total deposits equaled $306.9 million at September 30, 2010 as compared to $267.1 million at December 31, 2009.

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

As of September 30, 2010, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at September 30, 2010.  The Bank is also a member of the Federal Home Bank of New York (“FHLBNY”).  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2010, as well as the applicable minimum ratios:

		Minimum
	September 30,	Regulatory
	2010	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	18.10%	4.00%
Total Capital Ratio	19.33%	8.00%
Leverage Ratio	14.61%	4.00%

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None.

Item 6.                      Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: November 15, 2010
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