Form 10-K
period 2010-12-31
Bancorp of New Jersey, Inc.
filed 2011-03-31
CIK 1390312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $37,771,000 based on the most recent sale price as reported to the registrant.
The number of shares outstanding of the registrant’s Common Stock, no par value, outstanding as of March 18, 2011 was 5,206,932.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders to be held May 25, 2011, are incorporated by reference in Part III of this annual report on Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements, in addition to historical information. Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The U.S. Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provides a safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.
You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiaries and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
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
Bancorp of New Jersey, Inc., referred to as “we” or the “Company,” cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and we assume no duty to update forward-looking statements, except as may be required by applicable law or regulation, and except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. We caution readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and we advise readers that various factors, including those described above, could affect our financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected.

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
The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006. The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional five branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, and 4 Park Street, Harrington Park, New Jersey, 07640. A seventh location at 104 Grand Avenue, Englewood, NJ 07631 has received approval from the New Jersey Department of Banking and Insurance, “NJDOBI” and the Federal Deposit Insurance Corporation, “FDIC”. The branch is expected to open in 2011 upon construction of the building. All branch locations are in Bergen County, New Jersey.
The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, referred to as the “FRB.” The Bank is supervised and regulated by the FDIC and the NJDOBI. The Bank’s deposits are insured by the FDIC up to applicable limits. The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the NJDOBI. The principal executive offices of the Bank are located at 1365 Palisade Avenue, Fort Lee, NJ, 07024 and the telephone number is (201) 944-8600.
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

Extended Hours
The Bank provides convenient full-service banking from 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm on Saturday in all offices except West Street which offers full service banking from 8:00 am to 6:00 pm weekdays and Saturday 9:00 am to 1:00 pm; Hackensack, which offers full service banking from 8:00 am to 6:00 pm weekdays but no Saturdays and Harrington Park and Haworth, which offer full service banking from 8:00 am to 6:00 pm weekdays and 9:00 am to 1:00 pm on Saturdays.
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
Concentration
The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company. As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 84.4% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2010.
Employees
At December 31, 2010, the Company employed forty-one full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company believes its relations with employees to be good.

Supervision and Regulation
General
The Company and the Bank are each extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company and the Bank are also subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”), respectively. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s and Bank’s activities.
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
Securities and Exchange Commission
The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations, and insider-trading regulations.
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

On February 27, 2009, the FDIC adopted an interim rule that imposed a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected on September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2010 were collected. The interim rule also permitted the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimated that the fund reserve ratio could fall to a level that the FDIC believed would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment was collected on September 30, 2009.
On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the depository institution’s average total consolidated assets less average tangible equity, eliminating the ceiling on the size of the DIF and increasing the floor of the size of the DIF. The Dodd-Frank Act established a minimum designated reserve ratio (DRR) of 1.35 percent of the estimated insured deposits, mandates the FDIC adopt a restoration plan should the fund balance fall below 1.35 percent, and provides dividends to the industry should the fund balance exceed 1.50 percent.
On February 7, 2011, the Board of Directors of the FDIC approved a final rule on Assessments, Dividend Assessment Base and Large Bank Pricing (the Final Rule). The Final Rule implements the changes to the deposit insurance assessment system as mandated by the Dodd-Frank Act. The Final Rule is effective April 1, 2011.
The Final Rule changed the assessment base for insured depository institutions from adjusted domestic deposits to the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period. Tangible equity is defined in the Final Rule as Tier 1 Capital and shall be calculated monthly, unless, like the Bank, the insured depository institution has less than $1 billion in assets, then the insured depository institution will calculate the Tier 1 Capital on an end of quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.
The Final Rule retains the unsecured debt adjustment, which lowers an insured depository institution’s assessment rate for any unsecured debt on its balance sheet. In general, the unsecured debt adjustment in the Final Rule will be measured to the new assessment base and will be increased by 40 basis points. The Final Rule also contains a brokered deposit adjustment for assessments. The Final Rule provides an exemption to the brokered deposit adjustment to financial institutions that are “well capitalized” and have composite CAMEL ratings of 1 or 2.
The Final Rule also creates a new rate schedule that intends to provide more predictable assessment rates to financial institutions. The revenue under the new rate schedule will be approximately the same. Moreover, it indefinitely suspends the requirement that it pay dividends from the insurance fund when it reaches 1.5 percent of insured deposits, to increase the probability that the fund reserve ratio will reach a sufficient level to withstand a future crisis. In lieu of the dividend payments, the FDIC has adopted progressively lower assessment rate schedules that become effective when the reserve ratio exceeds 2 percent and 2.5 percent.
The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (TLGP) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, during the four quarters ended June 30, 2010, averaged 1.04 basis points of assessable deposits.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed the Federal Deposit Insurance Corporation.
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
Capital Adequacy Guidelines
The FRB and the FDIC have promulgated substantially similar risk-based capital guidelines applicable to banking organizations which they supervise. These guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off balance sheet exposures, and to minimize disincentives for holding liquid assets. Under those guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
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
The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier 1 Capital,” consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organization’s capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2010, the Bank’s Tier 1 and Total Capital ratios were 16.79% and 18.04%, respectively.

In addition, the FRB and FDIC have established minimum leverage ratio requirements for banking organizations they supervise. For banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and bank holding companies generally are required to maintain a leverage ratio of 4-5%. At December 31, 2010, the Company’s, and the Bank’s, leverage ratio were 13.85% and 13.85%, respectively.
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
As of December 31, 2010, the Bank was classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.
Community Reinvestment Act
The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers. The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”. The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. As of December 31, 2010, the bank maintains a “satisfactory” CRA rating.

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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, and expanded the disclosure requirements for our corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. The Company and its Board of Directors have, as appropriate, adopted or modified the Company’s policies and practices in order to comply with these regulatory requirements and to enhance the Company’s corporate governance practices.
Pursuant to Sarbanes-Oxley, the Company has adopted a Code of Conduct and Ethics applicable to its Board, executives and employees. This Code of Conduct can be found on the Company’s website at www.bonj.net.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape.
The Dodd-Frank Act creates the Bureau of Consumer Financial Protection (Bureau), which will be an independent bureau within the Federal Reserve System with broad authority to regulate the consumer finance industry including regulated financial institutions such as the Bank and non banks and others who are involved in the consumer finance industry. The Bureau will have exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee non federally regulated entities, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive (UDA). The federal consumer finance laws are currently interpreted, administered and enforced by different federal agencies, including the Federal Deposit Insurance Corporation (FDIC), the current federal regulator of the Bank. The Treasury Secretary has determined July 21, 2011 as the date when all of the functions and responsibilities of the Bureau are transferred to it. While the Bureau has the exclusive power to interpret, administer and enforce federal consumer finance laws and UDA, the Dodd-Frank Act provides that the FDIC will continue to have examination and enforcement powers over the Bank relating to the matters within the jurisdiction of the Bureau because it has less than $10 Billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act also:
•	Applies the same leverage and risk-based capital requirements to most bank holding companies (BHCs) that apply to insured depository institutions;

•
Requires the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contractions;

•
Requires BHCs and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state and requires any BHC electing to be treated as a financial holding company to be both well-managed and well-capitalized;

•
Changes the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF;

•
Makes permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•
Eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

•
Repeals the federal prohibitions on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many of the provisions of the Dodd-Frank Act will require the federal banking agencies to promulgate hundreds of regulations to implement its provisions.
While designed primarily to reform the financial regulatory system, the Dodd Frank Act also contains a number of corporate governance provisions that will affect public companies. The Dodd Frank Act requires the SEC to adopt rules which may affect the Bank’s executive compensation policies and disclosure. It also exempts smaller issuers such as the Bank from the requirement, originally enacted under Section 404(b) of the Sarbanes-Oxley Act of 2002, that the Bank’s independent auditor also attest to and report on management’s assessment of internal control over financial reporting.
The Bank continues to review the Dodd-Frank Act to determine its impact on the Bank. The Dodd-Frank Act could require the Bank to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect the Bank’s business, financial condition, results of operations or cash flow. It could also require the Bank to change certain of its business practices, adversely affect its ability to pursue business opportunities the Bank might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as of yet unknown to the Bank. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses, any of which could have an adverse effect on the Bank’s business, financial condition, results of operations, or cash flow.
Basel III
In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
Although Base III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Company and the Bank.
For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:
•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the LCR and NSFR. Although Basel II is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.
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
Several recent regulatory initiatives were adopted that may have future impacts on our business and financial results. For instance, on September 24, 2010 the Board of Governors of the Federal Reserve System issued a final rule to regulate the compensation of mortgage loan originators and prohibits compensation to a mortgage loan originator that is based on the loan’s terms or conditions, except for the amount of credit extended. The final rule is effective April 1, 2011. In addition, the federal banking agencies released a final rule on July 28, 2010 to implement the requirement s of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 for the federal registration of mortgage loan originators (the Rule) Under the Rule, the bank and employees of a bank who engage in the business of loan originations must, among other things, register with the National Mortgage Licensing System and Registry. The registration with the NMLS must be completed within 180 days of January 31, 2011.
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
The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its five branch network. The following table sets forth certain information regarding the Company’s properties as of December 31, 2010.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2015
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street Harrington Park, NJ, 07640	Leased	January, 2014
A seventh location is expected to open during 2011. It will be a leased facility located at 104 Grand Avenue, Englewood, NJ. The lease is not expected to commence until June, 2011. All regulatory approvals have been obtained.

ITEM 3.	LEGAL PROCEEDINGS
The Company and the Bank are subject to routine litigation during the normal course of business. Accordingly, the Company and the Bank may periodically be parties to or otherwise involved in legal proceedings, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market in which the Company’s Common Stock is traded is the NYSE Amex LLC exchange, formerly the American Stock Exchange. The Company’s Common Stock trades under the symbol “BKJ”.
The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low

Year Ended December 31, 2010
Fourth quarter	$12.63	$10.00
Third quarter	13.64	10.65
Second quarter	13.63	10.76
First quarter	16.33	9.31

Year Ended December 31, 2009
Fourth quarter	$10.97	$8.49
Third quarter	11.50	9.25
Second quarter	10.90	9.25
First quarter	11.25	8.52
Holders
As of March 18, 2011, there were approximately 1,350 shareholders of our common stock, which includes an estimate of shares held in street name.
Dividends
In December, 2009, the Company declared a special $0.30 cash dividend per share to shareholders of record as of January 4, 2010. The cash dividend was paid on January 15, 2010. In October, 2010, the Company declared a special $0.33 cash dividend per share to shareholders of record as of November 12, 2010. The cash dividend was paid on December 20, 2010. The cash dividends paid have been non-recurring dividends. The decision to pay, as well as the timing and amount of any future dividends to be paid by the Company will be determined by our board of directors, giving consideration to our earnings, capital needs, financial condition, and other relevant factors.
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes our equity compensation plan information as of December 31, 2010.

	Number of		Number of
	shares of		shares of
	common stock	Weighted-	common stock
	to be issued	average exercise	remaining
	upon exercise of	price of	available for
	outstanding	outstanding	future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
Plan Category	rights	rights	plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	187,900	$10.26	30,084

2007 Non-Qualified Stock Option Plan for Directors	414,668	$11.50	43,334

Equity compensation plans not approved by security holders	—	—	—

Total	602,568	$11.11	64,018

ITEM 6.	SELECTED FINANCIAL DATA
As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in Part II, Item 8 of this report. When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability.
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
OVERVIEW AND STRATEGY
Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006. On July 31, 2007, the Company became the bank holding company of the Bank pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held July 19, 2007. On June 3, 2008, the Company’s common stock was listed on a national stock exchange. We currently operate a 6 branch network and have received FDIC and NJDOBI approval to open our seventh location. Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current five additional offices are located at 204 Main Street, Fort Lee, NJ 07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641 and 4 Park Street, Harrington Park, NJ 07640. Our seventh location will be located at 104 Grand Avenue, Englewood, NJ 07631 and is expected to open during the summer of 2011.
We conduct a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. We make commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, we provide other customer services and make investments in securities, as permitted by law. We have sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national financial institutions. Our focus remains on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market. As a locally operated community bank, we believe we provide superior customer service that is highly personalized, efficient and responsive to local needs. To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone, internet, and electronic banking. We endeavor to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.
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
Allowance for Loan Losses
The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which specific reserves are established; (2) classified loans for which a higher allowance is established; and (3) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.
Although specific and general loan loss allowances are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses. Any such increase in provisions would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require increased provisions to the allowance for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio could result in the need for additional provisions.
At December 31, 2010 and 2009, respectively, we consider the ALLL of $3,749 and $2,792 thousand adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.
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

Impairment of Assets
Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral-dependent. At December 31, 2010 and 2009, the bank had seven impaired loans. All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.
Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). The unrealized losses on two investments in U. S. Treasury obligations and five Government Sponsored Enterprise obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intended to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010. All of the investments with unrealized losses at December 31, 2010 were in a loss position for less than twelve months. At December 31, 2010 and 2009, respectively, we did not have any other-than-temporary impaired securities.

RESULTS OF OPERATIONS — 2010 versus 2009
The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on and funds borrowed to support those assets, primarily deposits. Net interest margin is the net interest income expressed as a percentage of average interest earning assets. Net income is also affected by the amount of non-interest income and non-interest expenses, the provision for loan losses and income tax expense.
NET INCOME
For the year ended December 31, 2010, net income increased by $894 thousand, to $2,151 thousand from $1,257 thousand for the year ended December 31, 2009. The increase in net income for the year ended December 31, 2010 compared to 2009 was driven by an increase in the Bank’s net interest income. The increase in net interest income is reflective of management’s focus on earning assets and disciplined pricing which resulted in an increase in our net interest margin. The increase in net interest income, which was primarily due to our increased net interest margin, more than offset the increased total other expenses.
On a per share basis, basic and diluted earnings per share for the year ended December 31, 2010 were $0.41 as compared to basic and diluted earnings per share of $0.25 for the year ended December 31, 2009.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the average volumes of interest-earning assets and interest bearing liabilities and yield earned or the interest paid on them. For the year ended December 31, 2010, net interest income increased by $3.1 million, or 32.6%, to $12.7 million from $9.6 million for the year ended December 31, 2009. This increase in net interest income was primarily the result of a decrease in the cost of interest bearing liabilities, which decreased by 85 basis points for 2010 as compared to 2009, and an increase in loans of $38.2 million, or 14.4%. Total loans reached $302.1 million at December 31, 2010 from $263.9 million at December 31, 2009.
Average Balance Sheets
We commenced banking operations on May 10, 2006. The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2010, 2009 and 2008, respectively, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. For taxable equivalent adjustment for 2010 and 2009 was $0 and $1 thousand, respectively. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 41% in 2010, 2009 and 2008, respectively.

For the years ended December 31,
(dollars in thousands)

	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$279,500	$16,233	5.81%	$251,695	$14,630	5.81%	$209,498	$12,977	6.19%
Securities	30,719	729	2.37	26,800	783	2.90	17,147	708	4.13
Federal Funds Sold	3,577	12	0.34	5,369	7	0.15	24,185	725	3.00
Interest-earning cash accounts*	18,324	39	0.21	23,062	75	0.33	9,091	45	0.49

Total Interest-earning Assets	332,120	17,013	5.12%	306,926	15,496	5.05%	259,921	14,455	5.56%

Non-interest earning Assets	16,146			13,842			12,074
Allowance for Loan Losses	(3,269)			(2,547)			(2,135)

TOTAL ASSETS	$344,997			$318,221			$269,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand Deposits	$8,558	23	0.27%	$6,312	11	0.18%	$5,632	$63	1.12%
Savings Deposits	4,753	18	0.38	3,593	12	0.30	3,016	8	0.26
Money Market Deposits	39,279	129	0.33	46,757	228	0.49	53,831	1,189	2.21
Time Deposits	207,723	4,166	2.01	178,749	5,681	3.18	133,266	6,273	4.71
Short Term Borrowings	—	—	—	—	—	—	378	11	2.91

Total Interest-Bearing Liabilities	260,313	4,336	1.67%	235,411	5,932	2.52%	196,123	7,544	3.85%

Non-Interest Bearing Liabilities:
Demand Deposits	32,113			32,271			25,361
Other Liabilities	1,799			1,495			1,541

Total Non-Interest Bearing Liabilities	33,912			33,766			26,902
Stockholders’ Equity	50,772			49,044			46,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,997			$318,221			$269,860

Net Interest Income (Tax Equivalent Basis)		$12,677			$9,564			$6,911
Tax Equivalent Basis Adjustment		(2)			(5)			0

Net Interest Income		$12,675			$9,559			$6,911

Net Interest Rate Spread			3.45%			2.53%			1.71%

Net Interest Margin			3.82%			3.11%			2.66%

Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	1.28			1.30			1.33

*	Interest-earning cash accounts includes funds held at the FRB as the FRB began paying interest on deposits during the fourth quarter of 2009.

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2010 and 2009, respectively (in thousands):

	Year ended December 31,			Year ended December 31,
	2010 versus 2009			2009 versus 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$1,603	$—	$1,603	$2,378	$(725)	$1,653
Securities	204	(255)	(51)	149	(79)	70
Federal funds sold	(1)	5	4	(323)	(394)	(717)
Interest bearing deposits in banks	(13)	(23)	(36)	38	(8)	30

Total interest income	1,793	(273)	1,520	2,242	(1,206)	1,036

Interest expense:
Demand deposits	5	7	12	9	(61)	(52)
Savings deposits	4	2	6	2	2	4
Money market deposits	(33)	(66)	(99)	(139)	(822)	(961)
Time deposits	745	(2,260)	(1,515)	1,786	(2,378)	(592)
Short-term borrowings	—	—	—	(6)	(6)	(12)

Total interest expense	721	(2,317)	(1,596)	1,652	(3,265)	(1,613)

Change in net interest income	$1,072	$2,044	$3,116	$590	$2,059	$2,649

PROVISION FOR LOAN LOSSES
The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance For Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. For the year ended December 31, 2010, the Company’s provision for loan losses was $1.3 million, an increase of $911,000 from the provision of $424,000 for the year ended December 31, 2009. The increased provision is the result of the application of our allowance for loan losses methodology, and contributing factors such as the increase in the Bank’s loan portfolio of approximately $37.2 million, as well as an increase in the Bank’s non-performing assets. Non-performing assets consist of non-accruing loans, restructured loans and foreclosed assets. At December 31, 2010, the Bank had non-performing assets of $5.1 million as compared to $4.0 million at December 31, 2009.
NON-INTEREST INCOME
Non-interest income, which consists primarily of service fees received from deposit accounts and gains on the sales of securities, for the year ended December 31, 2010, was $333,000, an increase of $150,000 from the $183,000 received during the year ended December 31, 2009. The increase in non-interest income was primarily due to an increase in gains on the sales of securities of $127,000.
NON-INTEREST EXPENSES
Non-interest expenses for the year ended December 31, 2010 amounted to $8.1 million, an increase of $867,000 or 12.1% over the $7,183,000 for the year ended December 31, 2009. This increase was due in most part to increases in other real estate owned related expenses, salaries and employee benefits and professional fees which increased $387,000, $161,000 and $105,000, respectively, for the year ended December 31, 2010, as compared to one year ago. The increase in other real estate owned related expenses was the result of the Bank’s foreclosure of a residential property that had previously been reported as impaired, and the costs to get the property into a saleable condition. Salaries and employee benefits increased in part due to the opening and operating of the Harrington Park branch in the second quarter of 2009, and therefore not included for the full year of 2009.
INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2010 and 2009 was $1.5 million and $878,000, respectively. The increase in income tax expense during 2010 resulted from the increased pre-tax income in 2010. The effective tax rate for 2010 was 40.6% compared to 41.1% for 2009.

FINANCIAL CONDITION
Total consolidated assets increased $50.6 million, or 15.8%, from $319.6 million at December 31, 2009 to $370.3 million at December 31, 2010. Total loans increased from $263.9 million at December 31, 2009 to $302.1 million at December 31, 2010, an increase of $38.2 million or 14.5%. Total deposits increased from $267.1 million on December 31, 2009 to $318.4 million at December 31, 2010, an increase of $51.3 million, or 19.2%.
LOANS
Our loan portfolio is the primary component of our assets. Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 14.5% from $263.9 million at December 31, 2009, to $302.1 million at December 31, 2010. This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff. We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to future consolidation of banking institutions within our market, which we expect to see as a result of increased regulatory standards, market pressures, and the overall economy. We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.
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

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively (in thousands):

	December 31,
	2010	2009	2008	2007	2006

Real Estate	$194,605	$177,031	$158,950	$123,979	$50,786
Commercial	46,073	36,036	33,205	26,642	13,716
Credit Lines	60,378	49,969	41,186	31,566	14,582
Consumer	1,047	895	1,505	1,273	1,554

Total Loans	$302,103	$263,931	$234,846	$183,460	$80,638

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2010 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total

Loans with Fixed Rate
Commercial	$35,909	$3,244	$3,260	$42,413
Real Estate	35,507	19,058	133,938	188,503
Credit Lines	714	1,018	7,545	9,277
Consumer	348	699	—	1,047

Loans with Adjustable Rate
Commercial	$3,463	$197	$—	$3,660
Real Estate	3,385	1,124	1,593	6,102
Credit Lines	51,101	—	—	51,101
Consumer	—	—	—	—
LOAN QUALITY
As mentioned above, our principal assets are our loans. Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.
Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due, restructured loans and foreclosed assets. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.
We attempt to minimize overall credit risk through loan diversification and our loan underwriting and approval procedures. Due diligence begins at the time we begin to discuss the origination of a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic audit and review.

At December 31, 2010, the Bank had six non-accrual loans totaling approximately $2.2 million, of which three loans totaling $830 thousand had specific reserves of $280 thousand and three loans totaling approximately $1.3 million had no specific reserves. The Bank recognized income of $18 thousand on these loans in 2010. If interest had been accrued, such income would have been approximately $142 thousand. These loans were considered impaired at December 31, 2010, and were evaluated in accordance with ASC Sub-topic 310-40, Troubled Debt Restructurings by Creditors. After evaluation, specific reserves of $280 thousand were deemed necessary at December 31, 2010.
At December 31, 2009, there were seven non-accruing loans totaling approximately $4.0 million. The Bank recognized income of $69 thousand on these loans in 2009. If interest had been accrued, such interest would have been approximately $261 thousand. These loans were considered impaired at December 31, 2009, and were evaluated in accordance with ASC Sub-topic 310-40. After evaluation, a specific reserve of $99 thousand was deemed necessary. At December 31, 2008, 2007 and 2006, respectively, the Bank had no non-accruing loans.
At December 31, 2010, the bank had three residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection. At December 31, 2010, TDR loans had an aggregate outstanding balance of $1.3 million with specific reserves of approximately $8 thousand. Two of the TDRs, with an aggregate outstanding balance at December 31, 2010 of $843 thousand and a specific reserve of $8 thousand are included in the Bank’s impaired loan totals. During the third quarter of 2010, two loans reported as impaired in the previous quarter, which approximated $213 thousand, and which were fully reserved, were charged off. A third loan, a single family residential loan with a net value of approximately $1.9 million, was foreclosed on and placed in other real estate owned. This event caused a charge-off of approximately $160 thousand during the period. At December 31, 2009, 2008, 2007 and 2006, respectively, there were no TDRs or loans past due more than 90 days and still accruing interest.
The Bank maintains an external independent loan review auditor. The loan review auditor performs periodic examinations of a sample of commercial loans after the Bank has extended credit. This review process is intended to identify adverse developments in individual credits, regardless of payment history. The loan review auditor also monitors the integrity of our credit risk rating system. The loan review auditor reports directly to the audit committee of our board of directors and provides the audit committee with reports on asset quality. The loan review audit reports may be presented to our board of directors by the audit committee for review, as appropriate.
ALLOWANCE FOR LOAN LOSSES
The ALLL represents a critical accounting policy. The allowance is a reserve established through charges to earnings in the form of a provision for loan losses. We maintain an ALLL which we believe is adequate to absorb probable losses inherent in the loan portfolio. While we apply the methodology discussed below in connection with the establishment of our ALLL, it is subject to critical judgments on the part of management. Loan losses are charged directly to the allowance when they are judged to be uncollectable and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by external independent loan review function, and by our audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to earnings and the allowance is reduced by net-charge-offs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of our loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies, primarily the FDIC, periodically review our ALLL. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the ALLL remains an estimate which is subject to significant judgment and short term change.

We commenced banking operations in May, 2006, and our ALLL totaled $3,749,000, $2,792,000 and $2,371,000 respectively, at December 31, 2010, 2009, and 2008. The growth of the allowance is primarily due to the growth and composition of the loan portfolio.
The following is an analysis summary of the allowance for loan losses for the periods indicated (dollars in thousands):

	2010	2009	2008	2007	2006

Balance, January 1	$2,792	$2,371	$1,912	$866	$—

Charge-offs:
Residential mortgages	(160)	—	—	—	—
Consumer Loans	(219)	(4)	—	—	—

Recoveries:
Consumer loans	1	1	—	—	—

Net charge-offs	(378)	(3)	—	—	—

Provision charged to expense	1,335	424	459	1,046	866

Balance, December 31	$3,749	$2,792	$2,371	$1,912	$866

Ratio of net charge-offs to average Outstanding	0.14%	*	N/A	N/A	N/A

*	Less than 0.01%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :

Allocation of the Allowance for Loan Losses by Category
As of December 31,
(dollars in thousands)

	2010			2009
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Real Estate	$2,178	58.09%	65.25%	$2,032	72.78%	80.92%
Commercial	780	20.81%	23.37%	213	7.63%	8.48%
Credit Lines	358	9.55%	10.72%	249	8.92%	9.92%
Consumer	22	0.59%	0.66%	17	0.61%	0.68%

Sub-total	3,338	89.04%	100.00%	2,511	89.94%	100.00%

Unallocated Reserves	411	10.96%		281	10.06%

TOTAL	$3,749	100.00%		$2,792	100.00%

	2008			2007			2006
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Real Estate	$1,774	74.82%	78.85%	$1,373	71.81%	67.23%	$653	75.41%	62.98%
Commercial	244	10.29%	10.84%	241	12.61%	14.75%	92	10.62%	17.01%
Credit Lines	205	8.65%	9.11%	152	7.95%	15.34%	77	8.89%	18.08%
Consumer	27	1.14%	1.20%	5	0.26%	2.68%	2	0.23%	1.93%

Sub-total	2,250	94.90%	100.00%	1,771	92.63%	100.00%	824	95.15%	100.00%

Unallocated Reserves	121	5.10%		141	7.37%		42	4.85%

TOTAL	$2,371	100.00%		$1,912	100.00%		$866	100.00%

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

INVESTMENT SECURITIES
In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income. During 2010 and 2009, the portfolio was composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.
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
At December 31, 2010, total securities aggregated $31,651,000, of which $27,923,000 were classified as AFS and $3,728,000 were classified as HTM. The Bank had no securities classified as trading.
The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2010, 2009, and 2008, respectively (in thousands):

	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for sale
U.S. Agency Obligations	$18,994	$18,899	$19,000	$19,111	$17,641	$17,731
U.S. Treasury obligations	9,029	9,024	2,005	2,000	—	—

Total available for sale	28,023	27,923	21,005	21,111	17,641	17,731

Held to Maturity
Obligations of states and political subdivisioins	3,728	3,724	4,296	4,297	—	—

Total held to maturity	3,728	3,724	4,296	4,297	—	—

Total Investment Securities	$31,751	$31,647	$25,301	$25,408	$17,641	$17,731

The following tables set forth as of December 31, 2010 and December 31, 2009, the maturity distribution of the Company’s debt investment portfolio:
Maturity of Debt Investment Securities
December 31, 2010
(in thousands)

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
	Cost	Value	Cost	Value	Yield (1)

Within 1 year
Obligations of states and political subdivisions	$3,728	$3,724	$—	$—	0.80%
U.S. Treasury obligations	—	—	999	999	0.22%
U.S. Agency obligations	—	—	—	—

	3,728	3,724	999	999	0.68%

1 to 5 years
U.S. Treasury obligations	—	—	8,031	8,026	1.42%
U.S. Agency obligations	—	—	10,993	11,054	2.58%

	—	—	19,024	19,080	2.09%

5-10 years
U.S. Agency obligations	—	—	8,000	7,844	3.08%

Total	$3,728	$3,724	$28,023	$27,923	1.83%

Maturity of Debt Investment Securities
December 31, 2009
(in thousands)

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
	Cost	Value	Cost	Value	Yield (1)

Within 1 year
Obligations of states and political subdivisions	$4,296	$4,297	$—	$—	2.00%

1 to 5 years
U.S. Treasury obligations	—	—	2,005	2,000	2.32%
U.S. Agency obligations	—	—	17,000	17,115	2.43%

	—	—	19,005	19,115	2.42%

5-10 years
U.S. Agency obligations	—	—	2,000	1,996	3.25%

Total	$4,296	$4,297	$21,005	$21,111	2.42%

(1)	Yields have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 41% in 2010 and 2009.

During 2010, the Company sold three securities from its AFS portfolio and recognized gains of $127,000 from the transactions.
DEPOSITS
Deposits are our primary source of funds. We experienced a growth of $51.3 million, or 19.2%, in deposits from $267.1 million at December 31, 2009 to $318.4 million at December 31, 2010. This increase is primarily attributable to an increase in our time deposit accounts which we believe reflects our competitive rate structure and the public perception of our safety and soundness. During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income. The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:
December 31,
(dollars in thousands)

	2010		2009		2008
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate

Non-interest Bearing Demand	$33,244	—	$36,687	—	$28,187	—
Interest Bearing Demand	50,827	0.33%	45,899	0.45%	57,645	2.11%
Savings	6,112	0.46%	4,473	0.30%	2,644	0.26%
Time Deposits	228,238	1.82%	180,084	3.18%	165,530	4.39%

	$318,421		$267,143		$254,006

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2010 (in thousands):

Three months or less	$52,970
Over three months through six months	41,074
Over six months through twelve months	50,307
Over one year through three years	23,814
Over three years	19,282

Total	$187,447

RETURN ON EQUITY AND ASSETS
The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, equity to assets ratio, or average equity divided by average total assets and dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Financial Ratios:	2010	2009	2008
Return on Average Assets (ROA)	0.62%	0.40%	0.20%
Return on Average Equity (ROE)	4.24%	2.56%	1.13%
Equity to Total Assets at Year-End	13.54%	15.50%	16.24%
Dividend Payout Ratio	79.87%	124.24%	N/A
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

Our total deposits equaled $318,421,000 and $267,143,000, respectively, at December 31, 2010 and 2009. The growth in funds provided by deposit inflows during this period coupled with our cash position at the end of 2010 has been sufficient to provide for our loan demand.
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
Although we were a net seller of federal funds at December 31, 2010, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. At December 31, 2010, the Bank had no borrowed funds outstanding. We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.” The FHLBNY relationship could provide additional sources of liquidity, if required.
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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. Equity securities have been included in “Other Assets” as they are not interest rate sensitive. At December 31, 2010, we were within the target gap range established by ALCO.
Cumulative Rate Sensitive Balance Sheet
December 31, 2010
(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	2,400	2,400	4,727	23,807	7,844	31,651

Loans:
Commercial	37,840	38,382	41,077	44,167	1,906	46,073
Real Estate	29,376	38,592	52,243	133,684	60,921	194,605
Credit Lines	52,566	52,566	52,900	53,922	6,456	60,378
Consumer	141	163	356	1,047	—	1,047

Federal Funds Sold and Interest Bearing Deposits in Banks	22,598	22,598	22,598	22,598	—	22,598
Other Assets					13,903	13,903

TOTAL ASSETS	144,921	154,701	173,901	279,225	91,030	370,255

Transaction / Demand
Accounts	9,471	9,471	9,471	9,471		9,471
Money Market	41,356	41,356	41,356	41,356		41,356
Savings Time Deposits	6,112	6,112	6,112	6,112		6,112
Tiume Deposits	64,933	114,959	179,470	228,238		228,238
Other Liabilities					34,940	34,940
Equity					50,138	50,138

TOTAL LIABILITIES AND EQUITY	121,872	171,898	236,409	285,177	85,078	370,255

Dollar Gap	23,049	(17,197)	(62,508)	(5,952)
Gap / Total Assets	6.23%	-4.64%	-16.88%	-1.61%
Tartet Gap Range	+/- 35.00%	+/- 30.00%	+/-25.00%	+/-25.00%
RSA / RSL	118.91%	90.00%	73.56%	97.91%
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
We continually evaluate interest rate risk management opportunities. During 2010, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on increasing our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2010. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.
Expected Maturity/Principal Repayment
December 31, 2010
(Dollars in thousands)

	Avg.
	Int.						There-		Fair
	Rate	2011	2012	2013	2014	2015	After	Total	Value
Interest Rate Sensitive Assets:
Loans	5.81%	$146,577	$20,677	$18,968	$25,683	$20,915	$69,283	$302,103	$305,671
Securities net of equity securities	2.37%	$4,727	$2,014	$2,083	$3,990	$10,993	$7,844	$31,651	$31,647
Fed Funds Sold	0.34%	$465	—	—	—	—	—	$465	$465
Interest-earning Cash	0.21%	$22,134	—	—	—	—	—	$22,134	$22,134

Interest Rate Sensitive Liabilities:

Demand Deposits	0.27%	$9,471	—	—	—	—	—	$9,471	$9,471
Savings Deposits	0.38%	$6,112	—	—	—	—	—	$6,112	$6,112
Money Market Deposits	0.33%	$41,356	—	—	—	—	—	$41,356	$41,356
Time Deposits	2.01%	$179,470	$22,228	$5,520	$8,565	$12,455	—	$228,238	$229,291
The Bank had no borrowed funds at December 31, 2010.
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
The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2010, as well as regulatory capital category definitions:

		Minimum Requirements
		to be	Minimum Requirements
		“Adequately	to be
	December 31, 2010	Capitalized”	“Well Capitalized”
Risk-Based Capital :
Tier 1 Capital Ratio	16.79%	4.00%	6.00%
Total Capital Ratio	18.04%	8.00%	10.00%
Leverage Ratio	13.85%	4.00%	5.00%
The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2010 and 2009, respectively. As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.
The Bank’s capital ratios as presented in the table above are similar to those of the Company.

CONTRACTUAL OBLIGATIONS
As of December 31, 2010, the Company had the following contractual obligations as provided in the table below (in thousands):
Contractual Obligations

	Payment due by Period
					Total
	Less than 1	1 to 3	4 to 5	After 5	Amounts
	year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$538	$1,098	$832	$3,040	$5,508
Remaining contractual maturities of time deposits	179,470	27,748	21,020	—	228,238

Total Contractual Obligations	$180,008	$28,846	$21,852	$3,040	$233,746

Additionally, the Bank had certain commitments to extend credit to customers. A summary of commitments to extend credit at December 31, 2010 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$24,327
Home equity loans	21,535
Standby letters of credit and other	730

$46.592

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
We have audited the consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ ParenteBeard LLC
ParenteBeard LLC
Philadelphia, Pennsylvania
March 31, 2011

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in thousands, except share data)

	2010	2009
Assets
Cash and due from banks	$605	$576
Interest bearing deposits in banks	22,134	17,055
Federal funds sold	465	467

Total cash and cash equivalents	23,204	18,098

Securities available for sale	27,923	21,111
Securities held to maturity (fair value approximates $3,724 and $4,297 at December 31, 2010 and 2009 respectively)	3,728	4,296
Restricted investment in bank stock, at cost	491	419

Loans	302,103	263,931
Deferred loan fees and costs, net	—	13
Allowance for loan losses	(3,749)	(2,792)

Net loans	298,354	261,152

Premises and equipment, net	9,927	10,214
Accrued interest receivable	1,285	1,173
Other real estate owned	1,938	—
Other assets	3,405	3,145

Total assets	$370,255	$319,608

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$33,244	$36,687

Interest bearing deposits:
Savings, money market and time deposits	97,730	85,161
Time deposits of $100 or more	187,447	145,295

Total deposits	318,421	267,143

Accrued expenses and other liabilities	1,696	2,930

Total liabilities	320,117	270,073

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value. Authorized 20,000,000 shares; issued and outstanding 5,206,932 shares at December 31, 2010; and December 31, 2009	49,390	49,096
Retained Earnings	807	373
Accumulated other comprehensive (loss) income	(59)	66

Total stockholders’ equity	50,138	49,535

Total liabilities and stockholders’ equity	$370,255	$319,608

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010 and 2009
(Dollars in thousands, except per share data)

	2010	2009
Interest income:
Loans, including fees	$16,233	$14,630
Securities	727	779
Interest-earning deposits in banks	39	75
Federal funds sold	12	7

Total interest income	17,011	15,491

Interest expense:
Savings and money markets	170	251
Time deposits	4,166	5,681

Total interest expense	4,336	5,932

Net interest income	12,675	9,559

Provision for loan losses	1,335	424

Net interest income after provision for loan losses	11,340	9,135

Non interest income
Fees and service charges on deposit accounts	185	173
Fees earned from mortgage referrals	21	10
Gains on sales of securities	127	—

Total non interest income	333	183

Non interest expense
Salaries and employee benefits	3,946	3,785
Occupancy and equipment expense	1,487	1,397
FDIC and state assessments	524	545
Professional fees	380	275
Data processing	463	411
Other real estate owned related expenses	387	—
Other operating expenses	863	770

Total non interest expenses	8,050	7,183

Income before income taxes	3,623	2,135
Income tax expense	1,472	878

Net income	$2,151	$1,257

Earnings per share:
Basic	$0.41	$0.25
Diluted	$0.41	$0.25
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31, 2010 and 2009
(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss) Income	Total
Balance at January 1, 2009	$47,133	$678	$53	$47,864

Exercise of warrants (139,651 shares)	1,524			1,524
Exercise of stock options (2,000 shares)	23			23
Recognition of stock option expense	416			416
Dividends on common stock		(1,562)		(1,562)

Comprehensive Income:
Net income		1,257		1,257
Unrealized losses on securities available for sale			13	13

Total comprehensive income				1,270

Balance at December 31, 2009	49,096	373	66	49,535

Recognition of stock option expense	294			294
Dividends on common stock		(1,717)		(1,717)

Comprehensive Income:
Net income		2,151		2,151
Unrealized losses on securities available for sale			(125)	(125)

Total comprehensive income				2,026

Balance at December 31, 2010	$49,390	$807	$(59)	$50,138

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010 and 2009
(In thousands)

	2010	2009
Cash Flows from operating activities:
Net Income	$2,151	$1,257
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,335	424
Deferred tax benefit	(444)	(283)
Depreciation and amortization	430	425
Recognition of stock option expense	294	416
Gains on sale of securities	(127)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(112)	(326)
Decrease (increase) in other assets	265	(1,005)
(Decrease) increase in other liabilities	328	(13)

Net cash provided by operating activities	4,120	895

Cash flows from investing activities:
Purchases of securities available for sale	(38,074)	(34,005)
Purchases of securities held to maturity	(3,728)	(4,296)
Proceeds from maturities of securities held to maturity	4,296	—
Proceeds from called or matured securities available for sale	25,014	30,642
Proceeds from sales of securities available for sale	6,169	—
Purchase of restricted investment in bank stock	(72)	(73)
Net increase in loans	(40,475)	(29,021)
Purchases of premises and equipment	(143)	(355)

Net cash used by operating activities	(47,013)	(37,108)

Cash flows from investing activities:
Net increase in deposits	51,278	13,137
Net increase (decrease) in short term borrowings	—	(853)
Proceeds from exercise of stock options	—	23
Cash dividends paid	(3,279)	—
Proceeds from exercise of warrants	—	1,524

Net cash provided by financing activities	47,999	13,831

Increase (decrease) in cash and cash equivalents	5,106	(22,382)
Cash and cash equivalents at beginning of year	18,098	40,480

Cash and cash equivalents at end of year	$23,204	$18,098

Supplemental information:
Cash paid during the year for:
Interest	$4,270	$6,099
Taxes	$2,544	$930
Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$1,938	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”) and the Bank’s wholly-owned subsidiary, BONJ-New York Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2010 presentation. These reclassifications did not have an impact on income.
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
Since opening in May, 2006, the Bank has established five branch offices in addition to its main office. The Bank expects to continue to seek additional strategically located branch locations within Bergen County. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.
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

Subsequent Events
The Company has evaluated subsequent events in preparing the December 31, 2010 Consolidated Financial Statements. Management believes there were no events that occurred after December 31, 2010, but before the financial statement was available to be issued that would require disclosure.
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
Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains and losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity. The Bank held no trading securities at December 31, 2010 and 2009. Discounts and premiums are accreted/amortized to income by use of the level-yield method. Gain or loss on sales of securities available for sale is based on the specific identification method.
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

Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.
The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, commercial construction and lease financing. Consumer loans consist of the following classes: residential mortgage loans, home equity loans and other consumer loans.
For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 180 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.
The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:
1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability, and depth of lending management and staff.

5.	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.

6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.
Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.
For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.
For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.
Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loan not classified are rated pass.
In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.
Other Real Estate Owned
Other real estate owned consists of real estate acquired by foreclosure and is initially recorded at fair value, less estimated selling costs. Subsequent to foreclosure, revenues are included in Non-interest income and expenses from operations and lower of cost or market changes in the valuation are included in Non-interest expenses.
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
As a result of adopting ASC Topic 718, the Company recorded compensation expense of $294,000 and $416,000 during 2010 and 2009, respectively. At December 31, 2010, the Company had unrecognized compensation expense amounting to approximately $298,000 related to un-vested options. The unrecognized expense will be recognized over the remaining vesting terms.
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

The Company adopted ASC Topic 790, Income Taxes. As required by ASC Topic 790, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. Corporate tax returns for the years 2006 through 2010 remain open to examination by taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Bank applied ASC Topic 790 to all tax positions for which the statute of limitations remained open. As a result of the adoption of ASC Topic 790, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses totaled $51 thousand and $71 thousand for 2010 and 2009, respectively.
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
Restricted Investment in Bank Stock
Restricted stock, is comprised of stock in the Federal Home Loan Bank of New York and Atlantic Central Bankers’ Bank. Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula. All restricted stock is recorded at cost as of December 31, 2010 and 2009.
Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank (FHLB) of $391 thousand and $319 thousand and Atlantic Central Bankers Bank (ACBB) of $100 thousand and $100 thousand, as of December 31, 2010 and 2009, respectively.
Management evaluates the restricted stock for impairment in accordance with ASC Topic 942, Financial Services Depository and Lending. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative or regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB.
Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2010.
Restrictions on Cash and Amounts Due From Banks
The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $786 thousand and $629 thousand, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2. Securities
A summary of securities held to maturity and securities available for sale at December 31, 2010 and December 31, 2009 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and Political subdivisions	$3,728	$—	$(4)	$3,724

Securities Available for Sale:
U.S. Treasury obligations	9,029	11	(16)	9,024
Government Sponsored Enterprise obligations	18,994	110	(205)	18,899

Total securities available for sale	28,023	121	(221)	27,923

Total securities	$31,751	$121	$(225)	$31,647

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and Political subdivisions	$4,296	$1	$—	$4,297

Securities Available for Sale:
U.S. Treasury obligations	2,005	—	(5)	2,000
Government Sponsored Enterprise obligations	19,000	127	(16)	19,111

	21,005	127	(21)	21,111

Total securities	$25,301	$128	$(21)	$25,408

Securities with an amortized cost and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2010 and December 31, 2009.
During 2010, the Company sold three securities from its available for sale portfolio and recognized gains of approximately $127 thousand from the transactions. During 2009, the Company did not sell any securities from its available for sale or held to maturity portfolios.
U. S. Treasury and Government Sponsored Enterprise obligations. The unrealized losses on two investment in U. S. Treasury obligations and five Government Sponsored Enterprise obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intended to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010. All of the investments with unrealized losses at December 31, 2010 were in a loss position for less than twelve months.

Obligations of states and Political subdivisions. The unrealized losses on one investment in Obligation of states and Political subdivisions was caused by interest rate increases. The contractual term of that investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intended to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010. This investment with an unrealized loss at December 31, 2010 was in a loss position for less than twelve months.
The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligations	$6,007	$16	$—	$—	$6,007	$16
Government Sponsored Enterprise obligations	9,788	205	—	—	9,788	205

Total securities available for sale	$15,795	$221	$—	$—	$15,795	$221

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligations	$2,000	$5	$—	$—	$2,000	$5
Government Sponsored Enterprise obligations	5,984	16	—	—	5,984	16

Total securities available for sale	$7,984	$21	$—	$—	$7,984	$21

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturing are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$2,396	$4	$—	$—	$2,396	$4

Total securities available for sale	$2,396	$4	$—	$—	$2,396	$4

At December 31, 2009, the Company held no securities held to maturity with unrealized losses.

The following table sets forth as of December 31, 2010, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	2010
	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$3,728	$3,724	$999	$999

1 to 5 years	—	—	$19,024	$19,080

Over 5 years	—	—	$8,000	$7,844

	$3,728	$3,724	$28,023	$27,923

NOTE 3. Loans and Allowance for Loan Losses
Loans at December 31, 2010 and 2009, respectively, are summarized as follows (in thousands):

	December 31,
	2010	2009
Commercial real estate	$142,198	$121,504
Residential mortgages	52,407	55,527
Commercial	46,073	36,036
Home Equity	60,378	49,969
Consumer	1,047	895

	$302,103	$263,931

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
The activity in the allowance for loan losses is as follows (in thousands):

	Years ended December 31,
	2010	2009

Balance at beginning of year	$2,792	$2,371

Provision charged to expense	1,335	424
Loans charged off	(379)	(4)
Recoveries	1	1

Balance at end of year	$3,749	$2,792

Allowance for loan losses and recorded investment in financing receivables for the year ended December 31, 2010 (in thousands):

	Commercial	Residential		Home
	real estate	mortgages	Commercial	equity	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$1,962	$366	$627	$358	$22	$414	$3,749

Ending balance:
Individually evaluated for impairment	255	8	—	25	—	—	288

Ending balance:
Collectively evaluated for impairment	1,707	358	627	333	22	414	3,461

Loan receivables:
Ending balance	$142,198	$52,407	$46,073	$60,378	$1,047	$—	$302,103

Individually evaluated for impairment	1,580	1,087	—	25	—	—	2,692

Ending balance:
Collectively evaluated for impairment	140,618	51,320	46,073	60,353	1,047	—	299,411

Age Analysis of Past Due Loans Receivables
As of December 31, 2010
The performance and credit quality of the loan porfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010 (in thousands):

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans
	Past Due	Past Due	90 Days	Due	Current	Receivables

Commercial real estate	$—	$—	$1,580	$1,580	$140,618	$142,198
Residential mortgages	—	—	554	554	51,853	52,407
Commercial	—	405	—	405	45,668	46,073
Credit Lines	—	—	25	25	60,353	60,378
Consumer	—	—	—	—	1,047	1,047

Total	$—	$405	$2,159	$2,564	$299,539	$302,103

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2010 (in thousands):

	Commercial	Residential
	real estate	mortgages	Commercial	Home equity	Consumer	Total

Pass	$136,451	$50,881	$45,748	$60,353	$1,047	$294,480
Special Mention	4,942	1,526	325	—	—	6,793
Substandard	805	—	—	—	—	805
Doubtful	—	—	—	25	—	25

Total	$142,198	$52,407	$46,073	$60,378	$1,047	$302,103

As of December 31, 2010, the Bank had seven impaired loans totaling approximately $2.7 million, of which four loans totaling approximately $1.4 million had specific reserves of $288 thousand and three loans totaling approximately $1.3 million had no specific reserve. The Bank recognized income of $18 thousand on these loans in 2010. If interest had been accrued, such income would have been approximately $142 thousand. At December 31, 2010, the Bank had three residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection. At December 31, 2010 the TDR loans had an aggregate outstanding balance of $1.3 million with specific reserves of approximately $8 thousand. Two of the TDRs, with an aggregate outstanding balance at December 31, 2010 of $843 thousand and a specific reserve of $8 thousand are included in the Bank’s impaired loan total. During the third quarter, two loans reported as impaired in the previous quarter, which approximated $213 thousand, and which were fully reserved, were charged off. A third loan, a single family residential loan with a net value of approximately $1.9 million, was foreclosed on and placed in other real estate owned. This event caused a charge-off of approximately $160 thousand during the year.
A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include non-performing commercial real estate loans and residential real estate loans but can also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
The following table presents the Company’s impaired loans at December 31, 2010 and 2009 (in thousands):

	2010	2009

Impaired loans without a valuation allowance	$1,329	$1,181
Impaired loans with a valuation allowance	1,363	2,777

	2,692	3,958

Valuation allowance related to impaired loans	288	99

Total non-accrual loans	$2,159	$3,859
Total loans past due ninety days or more still accruing	$—	$—
Average impaired loans for 2010 and 2009 were $3.5 million and $2.9 million, respectively.

The following table provides information in regards to impaired loans by portfolio class at December 31, 2010 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with specific reserves:
Commercial real estate	$550	$805	$255	$805	$—
Residential mortgage	525	533	8	320	—
Home equity	—	25	25	5	1

Total impaired loans with specific reserves	1,075	1,363	288	1,130	1

Impaired loans with no specific reserves:
Commercial real estate	775	775	—	465	—
Residential mortgage	554	554	—	359	17
Home equity	—	—	—	—	—

Total impaired loans with no specific reserves	1,329	1,329	—	824	17

Total impaired loans	$2,404	$2,692	$288	$1,954	$18

The Company’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. There was $18 thousand of income recognized in 2010 on loans that were on non-accrual status. There was $69 thousand of income recognized in 2009 on loans that were on non-accrual status. Interest income that would have been recorded had the loans been on accrual status amounted to approximately $142 thousand and approximately $261 thousand for 2010 and 2009, respectively.
NOTE 4. Premises and Equipment
At December 31, premises and equipment consists of the following (in thousands):

	2010	2009

Land	$4,828	$4,828
Buildings and improvements	5,115	5,076
Furniture and fixtures	551	551
Equipment	881	777

	11,375	11,232

Less accumulated depreciation and amortization	1,448	1,018

Total premises and equipment, net	$9,927	$10,214

Depreciation expense amounted to $430 thousand and $425 thousand for the years ended December 31, 2010 and 2009, respectively.

NOTE 5. Deposits
At December 31, 2010 and 2009, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2010	2009

Three months or less	$64,933	$66,514
Over three months through twelve months	114,537	87,466
Over 1 year through 2 years	22,228	15,896
Over 2 years through 3 years	5,520	812
Over 3 years through 4 years	8,565	2,439
Over 4 years through 5 years	12,455	6,957
Over 5 years	—	—

	$228,238	$180,084

NOTE 6. Short Term Borrowings
At December 31, 2010, the Bank had no borrowed funds outstanding. We have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. Additionally, we are a member of the Federal Home Loan Bank of New York (FHLBNY) . The FHLBNY relationship could provide additional sources of liquidity, if required. We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.
At December 31, 2009, the Bank had no borrowed bunds outstanding.

NOTE 7. Income Taxes
Income tax expense from operations for the years ended December 31 is as follows (in thousands):

	2010	2009
Current tax expense:
Federal	$1,465	$894
State	451	267
Deferred income tax benefit:
Federal	(309)	(219)
State	(135)	(64)

Income tax expense	$1,472	$878

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Start up expenses	$363	$398
Allowance for loan losses	1,497	1,025
Accrued expenses	165	97
Stock Compensation plans	371	277
Unrealized losses on AFS securities	41	—

Total gross deferred tax assets	2,437	1,797

Deferred tax Liabilities:
Deferred loan costs	(72)	(68)
Prepaid expenses	(52)	(47)
Unrealized gains on AFS securities	—	(40)
Other	(165)	(21)

Total gross deferred tax liabilities	(291)	(176)

Net deferred tax asset	$2,146	$1,621

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. During 2010 and 2009, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2010	2009

Computed “expected” tax expense	$1,232	$726
Increase(decrease) in taxes resulting from:
State taxes, net of federal income tax expense	209	134
Tax exempt income	(8)	(20)
Stock-based compensation	20	34
Meals and entertainment	4	3
Other	15	1

	$1,472	$878

The Company is subject to income taxes in the U.S. and various states. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. Corporate tax returns for the years 2006 through 2010 remain open to examination by taxing authorities.
NOTE 8. Leases
The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2026. These leases do contain certain options to renew the leases. Rental expense amounted to $578,000 and $514,000 respectively, annually, for the years ended December 31, 2010 and December 31, 2009.
The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2010 (in thousands):

Year ending December 31:

2011	$526
2012	532
2013	540
2014	464
2015	341
Thereafter	2,955

$5,358

NOTE 9. Related-party Transactions
The Bank has made, and expects to continue to make, loans in the future to our directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests. All such loans require the prior approval of our board of directors. None of such loans at December 31, 2010 and 2009, respectively, were nonaccrual, past due, restructured or potential problems, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.
The following table represents a summary of related-party loans during 2010 and 2009 (in thousands):

	2010	2009

Outstanding loans at beginning of the year	$27,190	$17,635
New Loans	15,481	12,995
Repayments	(7,921)	(3,440)

Outstanding loans at end of the year	$34,750	$27,190

Two of our directors have acted as the Bank’s counsel on several loan closings. During 2010 and 2009 the total cost of such work has been reimbursed by the respective loan customers and totals $182,000 and $108,000, respectively. Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $11,000 in 2010 and approximately $19,000 in 2009.
The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president. Gross insurance premiums paid to carriers through this agency was approximately $110,000 and $104,000 in 2010 and 2009, respectively.
One of our directors provided appraisal services on several loan closings. Although certain of these payments are reimbursed by our customer, the total amount paid for appraisal services during 2010 and 2009 was approximately $6,000 and $22,000, respectively.
One of the company’s directors is a principal in a company that the Bank rents office space from. The total amount paid for rent to this company for 2010 was $1,200. There was no rent paid in 2009.
Our disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests, have determined that each is on arm’s-length terms, and have approved each such transaction and relationship.

NOTE 10. Earnings Per Share
The Company’s calculation of earnings per share in accordance with ASC Topic 260, Earnings per Share, is as follows:

	For the Year Ended
	December 31,
(In Thousands, except per share data)	2010	2009

Net income applicble to common stock	$2,151	$1,257
Weighted average number of common shares outstanding — basic	5,207	5,112

Basic earnings per share	$0.41	$0.25

Net income applicble to common stock	$2,151	$1,257
Weighted average number of common shares outstanding — diluted
Weighted average number of common shares outstanding	5,207	5,112

Effect of dilutive warrants	14	—

Weighted average number of common shares outstanding — diluted	5,221	5,112

Diluted earnings per share	$0.41	$0.25

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the year ended December 31, 2010, because they were anti-dilutive. Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the year ended December 31, 2010.
Stock options for 601,168 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2009, because they were anti-dilutive as exercise price exceeded average market price.

NOTE 11. Comprehensive Income
ASC Topic 220, Comprehensive Income, requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period. Total comprehensive income is presented for the years ended December 31, 2010 and 2009 (in thousands) as follows:

Comprehensive Income	2010	2009

Net income	$2,151	$1,257

Urealized holding gains (losses) on securities available for sale, net of taxes of $(132) and $4 for 2010 and 2009, respectively	(202)	13
Reclassification adjustment for gain on sale of securities, net of tax expense of $(50) and $0 for 2010 and 2009, respectively	77	—

Total comprehensive income	$2,026	$1,270

NOTE 12. Stockholders’ Equity and Dividend Restrictions
Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share. The stock offering resulted in net proceeds of $42,684,000. For every five shares of common stock purchased in the offering, one warrant to purchase one additional share of the Bank’s common stock was issued, exercisable at any time through May 10, 2009. Prior to their expiration, the Company extended the expiration date of the warrants to September 15, 2009. 959,720 warrants were issued to purchase common stock at $10.91 per share. Between 2006 and 2009, there were 321,882 warrants exercised for total proceeds of $3,501,000. At December 31, 2009, there were no outstanding warrants. There were 637,838 warrants forfeited during 2009.
During 2009, a director of the Company exercised stock options to purchase 2,000 shares of common stock at $11.50 per share for total proceeds of $23,000.
During the fourth quarter of 2010, the Company declared a cash dividend of $0.33 per share. The cash dividend was paid on December 20, 2010 to all shareholders as of record date November 12, 2010. The cash dividend was paid from the retained earnings of the Company.
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

NOTE 13. Benefit Plans
2006 Stock Option Plan
During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan. At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company. The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock. The option price per share is the market value of the Bank’s stock on the date of grant. At December 31, 2010 and 2009, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank.
During 2006, the Bank awarded 119,900 Incentive Stock Options (ISO) which vested over a 2 year period and ISO options which vested over a 3 year period. The per share weighted-average fair values of stock options granted during 2006, which vested over a 2 year period and a 3 year period, were $1.26 and $2.17, respectively, on the date of grant using the Black Scholes option-pricing model. The options which vested over a 2 year period used the following assumptions in determining the grant date fair value of the 2006 option grants: expected dividend yields of 0.00%, risk-free interest rates of 4.77%, expected volatility of 16.00%; and average expected lives of 2 years. The options which vested over a 3 year period used the following assumptions used in determining the grant date fair value of the 2006 option grants: expected dividend yields of 0.00%, risk-free interest rates of 4.77%, expected volatility of 22.00%; and average expected lives of 3.5 years.
During 2007, the Company awarded 91,000 Incentive Stock Options (ISO) which vest over a 5 year period. The per share weighted average fair values of ISO stock options granted during 2007 were $3.07 on the date of the grant using the Black Scholes option-pricing model. These options used the following assumptions in determining the grant date fair value of the 2007 option grants: expected dividend yield of 0.00%, risk-free interest rate of 3.28%, expected volatility of 21.69%, and average expected lives of 5.15 years.

A summary of stock option activity under the 2006 Stock Option Plan during 2010 and 2009 is presented below:

		Weighted Average	Average
	Number of	Exercise price	Intrinsic
	Shares	per share	Value (1)

Outstanding at December 31, 2008	188,900	$10.24	$139,786

Granted	—	—
Forfeited	(400)	$11.50
Exercised	—	—

Outstanding at December 31, 2009	188,500	$10.24	$156,810

Granted	—	—
Forfeited	(600)	$11.50
Exercised	—	—

Outstanding at December 31, 2010	187,900	$10.24

Exercisable at December 31, 2010	153,017	$9.96	$211,464

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2010. This amount changes based on the changes in the market value in the Company’s stock.

Information pertaining to options outstanding under the 2006 Stock Option Plan at December 31, 2010 is as follows:

	Number	Weighted Average	Weighted
	Of Shares	Remaining	Average
Range of Exercise Prices	Outstanding	Contractual life (years)	Exercise Price

$9.09	97,900	5.83	$9.09
$11.50	90,000	6.92	$11.50

	187,900

Under the 2006 Stock Option Plan, there were a total of 34,883 unvested options at December 31, 2010, and approximately $113,000 remains to be recognized in expense over the next two years. There were no options related to the 2006 Stock Option Plan granted or exercised during 2010 or 2009, respectively.

2007 Director Plan
During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors. At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company. At December 31, 2010 and 2009, non-qualified options to purchase 414,668 shares of the Company’s stock were issued to non-employee directors of the Company.
During 2007, the Company awarded Non-Qualified Stock Options (NQO) to its Non-Employee Board members which vest over a 34 month period and NQO options which vest over a 5 year period. The per share weighted average fair values of NQO stock options granted during 2007, which vested over a 34 month period and a 5 year period, were $2.26 and $3.03, respectively, on the date of the grant using the Black Scholes option-pricing model. The options which vest over a 34 month period used the following assumptions in determining the grant date fair value of the 2007 option grants: expected dividend yield of 0.00%, risk-free interest rate of 4.05%, expected volatility of 14.33%, and average expected lives of 4.01 years. The options which vest over a 5 year period used the following assumptions in determining the grant date fair value of the 2007 option grants: expected dividend yield of 0.00%, risk-free interest rate of 3.28%, expected volatility of 21.69%, and average expected lives of 5.03 years.
A summary of the stock option activity during 2010 and 2009 is as follows:

		Weighted		Weighted
		Average		Average
	Number	Exercise	Average	Remaining
	of	price per	Intrinsic	Contractual life
	Shares	share	Value (1)	(years)

Outstanding at December 31, 2008	416,668	$11.50	$—	8.81

Granted	—	—
Forfeited	—	—
Exercised	(2,000)	$11.50

Outstanding at December 31, 2009	414,668	$11.50	$—	7.81

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2010	414,668	$11.50	$—	6.81

Exercisable at December 31, 2010	357,173

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2010 and 2009, respectively. This amount changes based on the changes in the market value in the Company’s stock.

Under the 2007 Directors Stock Option Plan, there were a total of 57,495 unvested options at December 31, 2010, and approximately $186,000 remains to be recognized in expense over the next two years. During 2010 and 2009, respectively, no Director Options were granted.

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
There were no options granted during 2010 and 2009, respectively.
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
Defined Contribution Plan
The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit. The Company matches a percentage of employee contributions at the board’s discretion. The Company made a matching contribution of approximately $49,845 and $43,000 during 2010 and 2009, respectively.

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
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-wieghted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2010 and 2009, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, respectively, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

			FDIC requirements
			Minimum Capital		For Classification
	Bank actual		Adequacy		As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Leverage (Tier 1) Capital	$50,197	13.85%	$14,495	4.00%	$18,119	5.00%
Risk-based capital:
Tier 1	$50,197	16.79%	$11,956	4.00%	$17,934	6.00%
Total	$53,944	18.04%	$23,912	8.00%	$29,889	10.00%

December 31, 2009:
Leverage (Tier 1) Capital	$49,469	15.10%	$13,102	4.00%	$16,377	5.00%
Risk-based capital:
Tier 1	$49,469	19.13%	$10,342	4.00%	$15,513	6.00%
Total	$52,261	20.21%	$20,685	8.00%	$25,856	10.00%
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
The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans at December 31, 2010 totaled $45.9 million compared to $35.1 million at December 31, 2009.
Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey. At December 31, 2010 and 2009, the Bank had outstanding letters of credit to customers totaling $730,000 and $488,000, respectively, whereby the Bank guarantees performance to a third party. These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. At December 31, 2010 and 2009, such amounts were deemed not material.
NOTE 16. Financial Information of Parent Company
The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006. The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007. The following information represents the parent only Balance Sheets as of December 31, 2010 and 2009, respectively, and the Statements of Income for the twelve months ended December 31, 2010 and December 31, 2009 and should be read in conjunction with the notes to the consolidated financial statements.
Balance Sheet
(in thousands)

	December 31,
	2010	2009
Assets:

Investment in subsidiary, net	$50,138	$49,535
Dividends receivable from Bank of New Jersey	—	1,562

Total assets	$50,138	$51,097

Liabilities and stockholders’ equity:
Dividends payable to shareholders	$—	$1,562

Total liabilities	—	1,562

Stockholders’ equity:	50,138	49,535

Total liabillities and stockholders’ equity	$50,138	$51,097

Statement of Income
For the years ended December 31, 2010 and December 31, 2009
(in thousands)

	2010	2009
Equity in undistributed earnings of subsidiary bank	$2,151	$1,257

Net income	$2,151	$1,257

Statement of Cash Flow
For the years ended December 31, 2010 and December 31, 2009
(in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$2,151	$1,257
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(2,151)	(1,257)
Decrease (increase) in other assets, net	1,562	(1,562)
(Decrease) increase in other liabilities, net	(1,562)	1,562

Net cash provided by operating activities	—	—

Cash flows from investing activities:
Capital contributed to subsidiary bank	—	(1,547)
Cash dividend received from subsidiary bank	3,279	—

Net cash used in financing activities	3,279	(1,547)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	1,524
Proceeds from issuance of common stock	—	23
Cash dividends paid	(3,279)	—

Net cash provided by financing Activities	(3,279)	1,547

Net change in cash for the period	—	—

Net cash at beginning of year	—	—

Net cash at end of year	$—	$—

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
The fair value measurement hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 are as follows (in thousands):

		(Level I)	(Level 2)	(Level 3)
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs

Securities available for sale:
U.S. Treasury obligations	$9,024	$9,024	$—	$—
Government Sponsored Enterprise obligations	18,899	—	18,899	—

Total securities available for sale	$27,923	$9,024	$18,899	$—

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 are as follows (in thousands):

		(Level I)	(Level 2)	(Level 3)
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs

Impaired loans	$1,075	$—	$—	$1,075
Other real estate owned	1,938	$—	—	1,938

Total impaired loans and other real estate owned	$3,013	$—	$—	$3,013

The following table presents a reconciliation of the other real estate owned measured at fair value on a non-recurring basis using significant observable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

2010
Beginning balance, January 1	$—
Total additions	1,938

Ending balance, December 31, 2010	$1,938

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows (in thousands):

		(Level I)	(Level 2)	(Level 3)
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs

Securities available for sale:
U.S. Treasury obligations	$2,000	$2,000	$—	$—
Government Sponsored Enterprise obligations	19,111	—	19,111	—

Total securities available for sale	$21,111	$2,000	$19,111	$—

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows (in thousands):

		(Level I)	(Level 2)	(Level 3)
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs

Impaired loans	$2,678	$—	$—	$2,678

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at December 31, 2010 and 2009:
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
Impaired loans
Impaired loans are those that are accounted for under ASC Sub-topic 310-40, Troubled Debt Restructurings by Creditors, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally deteremined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2010 and 2009 (in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value

Financial assets:
Cash and cash equivalents	$23,204	$23,204	$18,098	$18,098
Securities available for sale	27,923	27,923	21,111	21,111
Securities held to maturity	3,728	3,724	4,296	4,297
Restricted investment in bank stock	491	491	419	419
Net loans	298,354	301,922	261,152	261,329
Accrued interest receivable	1,285	1,285	1,173	1,173
Financial liabilities:
Deposits	318,421	313,888	267,143	268,101
Accrued interest payable	438	438	372	372
Limitation
The preceding fair value estimates were made at December 31, 2010 and 2009 based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.
Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2010 and 2009, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 18. Quarterly Financial Data (unaudited)
The following represents summarized unaudited quarterly financial data of the Company.
Three Months Ended
(in thousands, except per share data)

	December. 31	September. 31	June. 31	March. 31
2010
Interest income	$4,449	$4,310	$4,206	$4,046
Interest expense	1,099	1,105	1,087	1,045

Net interest income	3,350	3,205	3,119	3,001
Provision for loan losses	250	431	384	270
Other expense, net	2,149	1,862	1,840	1,866
Provision for federal and state income taxes	382	368	371	351

Net income	$569	$544	$524	$514

Earnings per share:
Basic	$0.11	$0.10	$0.10	$0.10

Diluted	$0.11	$0.10	$0.10	$0.10

2009
Interest income	$4,031	$4,052	$3,810	$3,598
Interest expense	1,320	1,398	1,489	1,729

Net interest income	2,711	2,654	2,321	1,869
Provision for loan losses	145	74	144	61
Other expense, net	1,834	1,718	1,850	1,598
Provision (benefit) for federal and state income taxes	297	351	136	94

Net income	$435	$515	$191	$116

Earnings per share:
Basic	$0.08	$0.10	$0.04	$0.03

Diluted	$0.08	$0.10	$0.04	$0.03

NOTE 19. Recent Accounting Pronouncements
This section provides a summary description of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.
In July 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under “FASB Accounting Standards Codification” (“ASC”) Topic 310, “Receivables,” amending prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the allowance for loan and lease losses (the “allowance”). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance. The Company adopted the period end disclosure provisions of the new ASC 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements. The disclosures related to activity that occurs within the allowance will be effective for reporting periods beginning after December 15, 2010, and will not have any impact on the Company’s consolidated financial statements.
New disclosure requirements under ASC Topic 310 related to troubled debt restructurings that would have been effective for the Company as of December 31, 2010 have been delayed. The delay is intended to allow the FASB time to complete deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance, which will affect the Company’s disclosures related to loans, is anticipated to be effective for periods ending after June 15, 2011.
FASB ASC, Sub-topic 310-30, “Loans and Debt Securities Acquired With Deteriorated Credit Quality” was amended to clarify the modifications of loans that are accounted for within a pool under sub-topic 310-30 do not result in the removal of those loans from the pool even if the modifications would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of sub-topic 310-30 that are not accounted for within pools. Loans accounted for individually under Sub-topic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Sub-topic 310-40 “Troubled Debt Restructurings by Creditors.” The new authoritative accounting guidance under sub-topic 310-30 became effective in the third quarter of 2010 and did not have an impact on the Company’s consolidated financial statements.
FASB ASC 820, sub-topic 820-10, “Improving Disclosures about Fair Value Measurements” was amended to require: (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs, separate information about purchases, sales, issuances and settlements. The amendment is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010. These amendments did not affect the Company’s disclosures regarding fair value measurements in 2010 and is not anticipated to materially affect fair value-related disclosures beginning in the first quarter 2011.
Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of ASC 860, effective January 1, 2010, had no significant impact on the Company’s financial condition and results of operations in the current year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.
Based on their evaluation as of December 31, 2010, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
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
Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 using the “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations (“COSO”). Based on such evaluation, management determined that, as of December 31, 2010, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders to be held May 25, 2011.

ITEM 11.	EXECUTIVE COMPENSATION
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders to be held May 25, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders to be held May 25, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders to be held May 25, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders to be held May 25, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:
(i)	Consolidated Balance Sheets as of December 31, 2010 and 2009.

(ii)	Consolidated Statements of Income for the years ended December 31, 2010 and 2009.

(iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

(v)	Notes to Consolidated Financial Statement

(vi)	Reports of Independent Registered Public Accounting Firms
(b)	Financial Statement Schedules

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

BANCORP OF NEW JERSEY, INC.
By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chairman, and CEO (Principal Executive Officer)

BANCORP OF NEW JERSEY, INC.
By:	/s/ Michael Lesler
Michael Lesler
Vice Chairman, President And Chief Operating Officer (Principal Financial Officer)
Dated : March 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert F. Buzzetti Albert F. Buzzetti	Chairman and Chief Executive Officer	March 31, 2011

/s/ Michael Lesler Michael Lesler	Vice Chairman, President and Chief Operating Officer	March 31, 2011

/s/ Michael Bello Michael Bello	Director	March 31, 2011

/s/ Jay Blau Jay Blau	Director	March 31, 2011

/s/ Albert L. Buzzetti Albert L. Buzzetti	Director	March 31, 2011

/s/ Gerald A. Calabrese, Jr. Gerald a. Calabrese, Jr.	Director	March 31, 2011

/s/ Stephen Crevani Stephen Crevani	Director	March 31, 2011

/s/ John K. Daily John K. Daily	Director	March 31, 2011

/s/ Anthony M. Lo Conte Anthony M. Lo Conte	Director	March 31, 2011

Name	Title	Date

/s/ Carmelo Luppino, Jr. Carmelo Luppino, Jr.	Director	March 31, 2011

/s/ Rosario Luppino Rosario Luppino	Director	March 31, 2011

/s/ Howard Mann Howard Mann	Director	March 31, 2011

/s/ Josephine Mauro Josephine Mauro	Director	March 31, 2011

/s/ Joel P. Paritz Joel P. Paritz	Director	March 31, 2011

/s/ Christopher M. Shaari Christopher M. Shaari	Director	March 31, 2011

/s/ Anthony Siniscalchi Anthony Siniscalchi	Director	March 31, 2010

/s/ Mark Sokolich Mark Sokolich	Director	March 31, 2011

/s/ Diane M. Spinner Diane M. Spinner	Director and Executive Vice President	March 31, 2011

Exhibit
No.		Description
2.1	(A)	Plan of Acquisition
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(A)	Change In Control Agreement between the Bank and Albert F. Buzzetti*
10.2	(A)	Change In Control Agreement between the Bank and Michael Lesler*
10.3	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*
10.4	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*
10.5	(A)	2006 Stock Option Plan*
10.6	(A)	Form of Stock Option Award Agreement*
10.7	(C)	2007 Non-Qualified Stock Option Plan For Directors
10.8	(D)	Form of Stock Option Award Agreement
21		Subsidiaries of the Registrant
23		Consent of ParenteBeard LLC
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.

(A)
Incorporated by reference to the exhibit to registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007

(B)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2011.

(C)
Incorporated by reference to “Exhibit A” to the proxy statement/prospectus included in the registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007

(D)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007