Form 10-Q
period 2011-03-31
Bancorp of New Jersey, Inc.
filed 2011-05-16
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2011 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2011	December 31, 2010

ASSETS

Cash and due from banks	$1,034	$605
Interest bearing deposits	14,488	22,134
Federal funds sold	464	465
Total cash and cash equivalents	15,986	23,204

Restricted investment in bank stock, at cost	491	491
Securities available for sale, at fair value (amortized cost of $30,020 and $28,023, respectively)	29,936	27,923
Securities held to maturity (fair value of $2,838 and $3,724, respectively)	2,838	3,728

Loans receivable	328,744	302,103
Deferred loan fees and unamortized costs, net	(61)	—
Less: allowance for loan losses	(4,112)	(3,749)
Net loans	324,571	298,354
Premises and equipment, net	9,868	9,927
Accrued interest receivable	1,726	1,285
Foreclosed real estate and other repossessed assets	1,938	1,938
Other assets	3,111	3,405
TOTAL ASSETS	$390,465	$370,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$36,107	$33,244
Savings and interest bearing transaction accounts	66,724	56,938
Time deposits under $100	40,140	40,792
Time deposits $100 and over	194,759	187,447
Total deposits	337,730	318,421

Accrued interest payable and other liabilities	1,910	1,696
TOTAL LIABILITIES	339,640	320,117

Commitments and Contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at March 31, 2011 and December 31, 2010	49,430	49,390
Retained Earnings	1,445	807
Accumulated other comprehensive loss	(50)	(59)
Total stockholders’ equity	50,825	50,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,465	$370,255

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

	For the Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,457	$3,892
Securities	201	143
Federal funds sold and other	9	11
TOTAL INTEREST INCOME	4,667	4,046

INTEREST EXPENSE
Savings and money markets	48	41
Time deposits	1,035	1,004
TOTAL INTEREST EXPENSE	1,083	1,045

NET INTEREST INCOME	3,584	3,001
Provision for loan losses	386	270
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,198	2,731
NON-INTEREST INCOME- principally fees and service charges	61	38
NON-INTEREST EXPENSE
Salaries and employee benefits	1,028	987
Occupancy and equipment expense	406	382
FDIC premiums and related expenses	144	107
Data processing	112	92
Other real estate owned related expenses	180	—
Professional fees	108	128
Other expenses	187	208
TOTAL NON-INTEREST EXPENSE	2,165	1,904
Income before provision for income taxes	1,094	865
Income tax expense	456	351
Net income	638	514

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.12	$0.10

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$638	$514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	112	104
Provision for loan losses	386	270
Recognition of stock option expense	40	74
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(441)	(348)
Decrease in other assets	287	101
Increase (decrease) in other liabilities	214	(1,613)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,236	(898)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(5,997)	(8,003)
Purchases of securities held to maturity, net	(1,510)	—
Proceeds from sales or calls of securities available for sale	4,000	6,000
Maturities of securities held to maturity	2,400	4,296
Net increase in loans	(26,603)	(11,687)
Purchases of premises and equipment	(53)	(22)
NET CASH USED IN INVESTING ACTIVITIES	(27,763)	(9,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,309	11,369
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,309	11,369

Net (decrease) increase in cash and cash equivalents	(7,218)	1,055
Cash and cash equivalents, beginning of year	23,204	18,098
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,986	$19,153

Cash paid during the period for:
Interest	$1,058	$973
Income taxes	$254	$555

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

The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); these financial statements have not been audited. Certain information and footnote disclosures required under GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2011 presentation.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the three month periods ended March 31, 2011 and March 31, 2010, respectively, the Company issued no shares of common stock.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2011, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 30,333 unvested options at March 31, 2011 and approximately $98,000 remains to be recognized in expense over approximately the next two years.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2011.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31,

2011, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at March 31, 2011.   No options were granted, exercised or forfeited during the first three months of 2011.

Under the 2007 Director Plan, there were a total of approximately 49,995 unvested options at March 31, 2011 and approximately $161,000 remains to be recognized in expense over approximately two remaining years.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $40,000 and $74,000 for the three months ended March 31, 2011 and 2010, respectively.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2011.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of March 31, 2011 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $111 thousand.

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

The following schedule shows earnings per share for the three month periods presented:

	For the Quarter Ended
	March 31,
(In thousands except per share data)	2011	2010
Net income applicable to common stock	$638	$514
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.12	$0.10

Net income applicable to common stock	$638	$514
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	—	29
Weighted average number of common shares and common share equivalents- diluted	5,207	5,236
Diluted earnings per share	$0.12	$0.10

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 because they were anti-dilutive.  Incentive stock options at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended March 31, 2011, but the effect was deemed immaterial.

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 187,900 incentive stock options at a weighted average price of $10.24 were included in the computation of diluted earnings per share for the three months ended March 31, 2010.

Note 5.   Comprehensive Income

Accounting principles generally accepted in the United States of America requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the three month periods ended March 31, 2011 and 2010, respectively, (in thousands) as follows:

	Three months ended March 31,
	2011	2010
Comprehensive Income

Net income	$638	$514

Urealized holding loss on securities available for sale, net of taxes of $(7) and $27 for 2011 and 2010, respectively	9	(43)

Total comprehensive income	$647	$471

Note 6.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at March 31, 2011 and December 31, 2010 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Securities Held to Maturity:
Obligations of states and political subdivisions	$2,838	$—	$—	$2,838

Securities Available for Sale:
U.S. Treasury obligations	9,026	15	(1)	9,040
Government Sponsored Enterprise obligations	20,994	92	(190)	20,896
Total securities available for sale	30,020	107	(191)	29,936

Total securities	$32,858	$107	$(191)	$32,774

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Securities Held to Maturity:
Obligations of states and political subdivisions	$3,728	$—	$(4)	$3,724

Securities Available for Sale:
U.S. Treasury obligations	9,029	11	(16)	9,024
Government Sponsored Enterprise obligations	18,994	110	(205)	18,899
Total securities available for sale	28,023	121	(221)	27,923

Total securities	$31,751	$121	$(225)	$31,647

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U.S. Treasury obligations	$5,015	$1	$—	$—	$5,015	$1
Government Sponsored Enterpirse obligations	15,994	190	—	—	15,994	190
Total securities available for sale	$21,009	$191	$—	$—	$21,009	$191

December 31, 2010
U.S. Treasury obligations	$6,007	$16	$—	$—	$6,007	$16
Government Sponsored Enterpirse obligations	9,788	205	—	—	9,788	205
Total securities available for sale	$15,795	$221	$—	$—	$15,795	$221

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows (in thousands):

At March 31, 2011, the Company held no securities held to maturity with unrealized losses.

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Obligations of states and political subdivisions	$2,396	$4	$—	$—	$2,396	$4
Total securities held to maturity	$2,396	$4	$—	$—	$2,396	$4

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$2,838	$2,838	$2,005	$2,007
After one to five years	—	—	18,015	18,034
After five to ten years	—	—	10,000	9,895
After ten years	—	—	—	—
Total	$2,838	$2,838	$30,020	$29,936

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary-impairment decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI for debt securities occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the OTTI would be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI would be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors would be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less the OTTI recognized in earnings would become the new amortized cost basis of the investment.

At March 31, 2011, the Company’s available for sale securities portfolio consisted of 16 securities, of which 9 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2011. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

At March 31, 2011, the Company held no securities held to maturity that have been in a continuous unrealized loss position for twelve months at March 31, 2011 and December 31, 2010.

Securities with an amortized cost and fair value of $2.0 million, respectively, were pledged to secure public funds on deposit at March 31, 2011 and December 31, 2010.

Note 7.   Loans.

The components of the loan portfolio at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010

Commercial real estate	$161,418	$142,198
Residential mortgages	54,074	52,407
Commercial	48,577	46,073
Home equity	63,593	60,378
Consumer- other	1,082	1,047

	$328,744	$302,103

The Bank grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss.  The Bank believes its lending policies and procedures adequately manage the potential exposure to such risks and that an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010

Balance at beginning of period	$3,749	$2,792
Provision charged to expense	386	270
Loans charged off	(25)	—
Recoveries	2	—

Balance at end of period	$4,112	$3,062

The allowance for loan losses and recorded investment in financing receivable for the quarter ended March 31, 2011 is as follows (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	—	—	—	(25)	—	—	(25)
Recoveries	—	—	—	—	2	—	2
Provisions	190	36	24	(11)	(3)	150	386
Ending balance	$2,152	$402	$651	$322	$21	$564	$4,112
Ending balance: individually evaluated for impairment	$255	$—	$—	$—	$—	$—	$255
Ending balance: collectively evaluted for impairment	$1,897	$402	$651	$322	$21	$564	$3,857

Loans receivables:
Ending balance	$161,418	$54,074	$48,577	$63,593	$1,082	$—	$328,744
Ending balance: individually evaluted for impairment	$2,538	$—	$—	$—	$—	$—	$2,538
Ending balance: collectively evaluated for impairment	$158,880	$54,074	$48,577	$63,593	$1,082	$—	$326,206

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable

Commercial real estate	$1,398	$—	$2,538	$3,936	$157,482	$161,418
Residential mortgages	—	—	—	—	54,074	54,074
Commercial	—	—	—	—	48,577	48,577
Home equity	783	—	—	783	62,810	63,593
Consumer - other	—	—	—	—	1,082	1,082
Total	$2,181	$—	$2,538	$4,719	$324,025	$328,744

The Bank had no loans greater than ninety days delinquent and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of March 31, 2011 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Total
Pass	$155,553	$53,509	$48,252	$63,593	$1,082	$321,989
Special Mention	5,060	565	325	—	—	5,950
Substandard	805	—	—	—	—	805
Doubtful	—	—	—	—	—	—
Total	$161,418	$54,074	$48,577	$63,593	$1,082	$328,744

As of March 31, 2011 the Bank had seven non-accrual loans totaling approximately $3.1 million, of which two loans totaling approximately $805 thousand had specific reserves of $255 thousand and five loans totaling approximately $2.3 million had no specific reserve.  If interest had been accrued, such income would have been approximately $51 thousand for the three month period ended March 31, 2011.  Within its non-accrual loans at March 31, 2011, the Bank had two residential mortgage loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At March 31, 2011, these TDR loans had an outstanding balance of $565 thousand, had no specific reserves connected with them and are performing in accordance with their modified terms.

Non-accrual loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010

Non-accrual loans without a specific valuation allowance	$2,297	$1,329
Non-accrual loans with a specific valuation allowance	805	1,363
	$3,102	$2,692
Valuation allowance related to non-accrual loans	$255	$288

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Included in the Bank’s non-accrual loans at March 31, 2011, are five impaired loans.  Of these impaired loans, two loans totaling $805 thousand had specific reserves of $255 thousand and three loans totaling approximately $1.7 million had no specific reserve.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010

Impaired loans without a specific valuation allowance	$1,733	$1,329
Impaired loans with a specific valuation allowance	805	1,363
	$2,538	$2,692
Valuation allowance related to impaired loans	$255	$288

The following table provides information in regards to non-accrual loans by portfolio class at March 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Non-accrual loans with specific reserves:
Commercial real estate	$550	$805	$255	$550	$—

Non-accrual loans with no specific reserves:
Commercial real estate	1,732	1,732	—	1,254	—
Residential Mortgage	565	565	—	559	7
Total non-accrual loans with no specific reserves	2,297	2,297	—	1,813	7
Total non-accrual loans	$2,847	$3,102	$255	$2,363	$7

The following table provides information in regards to impaired loans by portfolio class at March 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Impaired loans with specific reserves:
Commercial real estate	$550	$805	$255	$805	$—

Imapired loans with no specific reserves:
Commercial real estate	1,732	1,732	—	1,254	—
Total impaired loans with no specific reserves	1,732	1,732	—	1,254	—
Total impaired loans	$2,282	$2,537	$255	$2,059	$—

Note 8. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2011, the Bank had $730 thousand of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

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

•                  Level 3 Inputs -  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (that is, supported with little or no market activity).

The level of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement of that asset or liability.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$9,040	$9,040	$—	$—
Government Sponsored Enterprise obligations	20,896	—	20,896	—
Total securities available for sale	$29,936	$9,040	$20,896	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$9,024	$9,024	$—	$—
Government Sponsored Enterprise obligations	18,899	—	18,899	—
Total securities available for sale	$27,923	$9,024	$18,899	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$550	$—	$—	$550
Other real estate owned	1,938	—	—	1,938
Total impaired loans and other real estate owned	$2,488	$—	$—	$2,488

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,075	$—	$—	$1,075
Other real estate owned	1,938	—	—	1,938
Total impaired loans and other real estate owned	$3,013	$—	$—	$3,013

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at March 31, 2011 and December 31, 2010:

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

Deposits (Carried at Cost)

The fair values disclosed for demand deposits (for example, interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities of time deposits.

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$15,986	$15,986	$23,204	$23,204
Securities available for sale	29,936	29,936	27,923	27,923
Securities held to maturity	2,838	2,838	3,728	3,724
Restricted investment in bank stock	491	491	491	491
Net loans	324,571	326,195	298,354	301,922
Accrued interest receivable	1,726	1,726	1,285	1,285
Financial liabilities:
Deposits	337,730	331,819	318,421	313,888
Accrued interest payable	463	463	438	438

Limitation

The preceding fair value estimates were made at March 31, 2011 and December 31, 2010 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at March 31, 2011 and December 31, 2010, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.   This issuance will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 7. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 7.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Company beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, will be effective on a prospective basis beginning in the quarter ended September 30, 2011. The Company has not completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2010 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

You should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its direct and indirect subsidiaries and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document.  These factors include, but are not limited, to the following:

•                  General economic conditions, either nationally or in our market area;

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

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

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

Net Income

Net income for the first quarter of 2011 was $638 thousand, an increase of $124 thousand, or 24.1%, over the first quarter of 2010 income of $514 thousand.  This increase was driven primarily by an increase of $583 thousand, or 19.4%, in net interest income, offset somewhat by increases in non-interest expenses and provision for loan losses of $261 thousand and $116 thousand, respectively, in the first quarter of 2011 as compared to the same period in 2010.   On a per share basis, basic and diluted earnings per share reached $0.12 for the first quarter of 2011 compared to $0.10 per share for the first quarter in 2010, an increase of 20%.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2011, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $565 thousand in the first three months of 2011, as compared to the same period last year.  This increase in income was due to a $53.1 million increase in loans at March 31, 2011 as compared to March 31, 2010, offset somewhat by a decrease in the average rate earned on loans, from 5.80% for the three months ended March 31, 2010 down to 5.68% for the three months ended March 31, 2011, a decrease of 12 basis points.  Interest expense increased by $38 thousand year over year and was due to an increase in interest bearing deposits of $55.2 million, up to  $301.6 million at March 31, 2011 from $246.4 million at March 31, 2010, offset by a decrease in the average rate paid on interest bearing deposits of 23 basis points from 1.73 % for the quarter ended March 31, 2010, to 1.50% for the quarter ended March 31, 2011.

Provision for Loan Losses

The provision for loan losses was $386 thousand for the three months ended March 31, 2011 as compared to $270 thousand for the three months ended March 31, 2010.  The increase in the provision was primarily due to the growth in the portfolio.   At March 31, 2011 and 2010, respectively, the Bank had non-accruing loans of $3.1 million.  At March 31, 2011, impaired loans totaled $2.5 million, a decrease of approximately $1.1 million from the March 31, 2010 total of $3.6 million.

Non-interest Income

Non-interest income, which was primarily attributable to service fees, was $61 thousand during the quarter ended March 31, 2011, as compared to $38 thousand for the three months ended March 31, 2010.   Loan referral fees increased by $9 thousand for the quarter ended March 31, 2011 as compared to the quarter ended march 31, 2010.

Non-interest Expense

Non-interest expense grew to $2.2 million during the first quarter of 2011 compared to $1.9 million in the first quarter of 2010, an increase of approximately $261 thousand.  This increase was due in most part to increases in other real estate owned related expenses, salaries and FDIC premiums and related expenses of $180 thousand, $41 thousand and $37 thousand, respectively.

Income Tax Expense

The income tax provision increased $105 thousand up to $456 thousand for the quarter ended March 31, 2011, as compared to $351 thousand for the quarter ended March 31, 2010.  The increase in the income tax expense for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, was due mostly to the increase in the Company’s pre-tax income which increased $229 thousand, year over year.  The effective tax rate for 2011 was 41.7% compared to 40.6% for 2010.

FINANCIAL CONDITION

Total consolidated assets increased $20.2 million, or approximately 5.5%, from $370.3 million at December 31, 2010 to $390.5 million at March 31, 2011.  Total deposits increased from $318.4 million at December 31, 2010 to $337.7 million at March 31, 2011, an increase of $19.3 million, or approximately 6.1%.  Loans receivable, or “total loans,” increased from $302.1 million at December 31, 2010 to $328.7 million at March 31, 2011, an increase of approximately $26.6 million, or 8.8%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 8.8% to reach $328.7 million at March 31, 2011 from $302.1 million at December 31 2010.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, and competitive rate structures.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.

Our loan portfolio consists of commercial loans, real estate loans, consumer loans and home equity loans.  Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property.  Consumer loans and home equity loans, are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being owned or being purchased.

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

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due, troubled debt restructuring loans and foreclosed assets.  When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income.  Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.

We attempt to manage overall credit risk through loan diversification and our loan underwriting and approval procedures.  Due diligence begins at the time we begin to discuss the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  Loans made are also subject to periodic audit and review.

As of March 31, 2011 the Bank had seven non-accrual loans totaling approximately $3.1 million, of which two loans totaling approximately $805 thousand had specific reserves totaling $255 thousand and five loans totaling approximately $2.3 million had no specific reserves.  If interest had been accrued, such income would have been approximately $51 thousand for the three month period ended March 31, 2011.  Within its non-accrual loans at March 31, 2011, the Bank had two residential mortgage loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At March 31, 2011, these TDR loans had an outstanding balance of $565 thousand, had no specific reserves connected with them and are performing in accordance with their modified terms.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Included in the Bank’s non-accrual loans at March 31, 2011, are five impaired loans.  Of these impaired loans, two loans totaling $805 thousand had specific reserves of $255 thousand and three loans totaling approximately $1.7 million had no specific reserve.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of  loans collateralized by real estate, primarily in our market area at March 31, 2011 and December 31, 2010.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $29.9 million at March 31, 2011 compared to $27.9 million at December 31, 2010.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity decreased $890 thousand to $2.8 million at March 31, 2011 from $3.7 million at December 31, 2010.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $337.3 million at March 31, 2011 from $318.4 million at December 31, 2010, an increase of $19.3 million, or 6.1%.  Savings and interest bearing checking accounts, time deposits, and noninterest-bearing checking accounts grew $9.8 million, $6.7 million and $2.9 million, respectively.  We believe this increase is due, in part, to the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $337.7 million and $318.4 million, respectively, at March 31, 2011 and December 31, 2010.  The growth in funds provided by deposit inflows during this period, coupled with our cash position during the quarter ended March 31, 2011, has been sufficient to provide for our loan demand.

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

As of March 31, 2011, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at March 31, 2011.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2011, as well as the applicable minimum ratios:

		Minimum
		Regulatory
	March 31, 2011	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	15.68%	4.00%
Total Capital Ratio	16.93%	8.00%
Leverage Ratio	13.34%	4.00%

The capital levels detailed above reflect the success of our initial stock offering as well as our results of operations.  As we continue to employ our capital and grow our operations, we expect that our capital levels will decrease, but that we will remain a “well-capitalized” institution.

The Company is subject to similar regulatory capital requirements, and its capital ratios are similar to the Bank’s capital ratios as presented in the table above.

ITEM 3. Quantitative and Qualitative Disclosures about Market/Interest Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of March 31, 2011, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

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

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: May 16, 2011	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Lesler
Michael Lesler
President and
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2011.)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications