Form 10-Q
period 2011-06-30
Bancorp of New Jersey, Inc.
filed 2011-08-15
CIK 1390312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  August 8, 2011 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	June 30, 2011	December 31, 2010

ASSETS

Cash and due from banks	$838	$605
Interest bearing deposits	13,175	22,134
Federal funds sold	464	465
Total cash and cash equivalents	14,477	23,204

Interest bearing time deposits	250	—

Restricted investment in bank stock, at cost	549	491
Securities available for sale, at fair value (amortized cost of $38,041 and $28,023, respectively)	38,457	27,923
Securities held to maturity (fair value of $5,238 and $3,724, respectively)	5,238	3,728

Loans receivable	334,739	302,103
Deferred loan fees and unamortized costs, net	(61)	—
Less: allowance for loan losses	(4,324)	(3,749)
Net loans	330,354	298,354
Premises and equipment, net	9,994	9,927
Accrued interest receivable	1,692	1,285
Foreclosed real estate and other repossessed assets	—	1,938
Other assets	2,288	3,405
TOTAL ASSETS	$403,299	$370,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$38,471	$33,244
Savings and interest bearing transaction accounts	63,713	56,938
Time deposits under $100	52,962	40,792
Time deposits $100 and over	194,759	187,447
Total deposits	349,905	318,421

Accrued interest payable and other liabilities	1,419	1,696
TOTAL LIABILITIES	351,324	320,117

Commitments and Contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at June 30, 2011 and December 31, 2010	49,468	49,390
Retained Earnings	2,257	807
Accumulated other comprehensive income (loss)	250	(59)
Total stockholders’ equity	51,975	50,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,299	$370,255

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2011	2010
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,657	$4,011
Securities	230	181
Federal funds sold and other	12	14
TOTAL INTEREST INCOME	4,899	4,206

INTEREST EXPENSE
Savings and money markets	58	42
Time deposits	1,068	1,045
Short term borrowings	1	—
TOTAL INTEREST EXPENSE	1,127	1,087

NET INTEREST INCOME	3,772	3,119
Provision for loan losses	212	384
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,560	2,735
NON-INTEREST INCOME
Fees and service charges	53	60
Loss on sale of OREO	(23)	—
TOTAL NON-INTEREST INCOME	30	60
NON-INTEREST EXPENSE
Salaries and employee benefits	1,086	963
Occupancy and equipment expense	389	368
FDIC premiums and related expenses	155	124
Data processing	128	104
Professional fees	220	118
Other expenses	277	223
TOTAL NON-INTEREST EXPENSE	2,255	1,900
Income before provision for income taxes	1,335	895
Income tax expense	523	371
Net income	812	524

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.16	$0.10

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,
	2011	2010
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$9,114	$7,903
Securities	431	324
Federal funds sold and other	21	25
TOTAL INTEREST INCOME	9,566	8,252

INTEREST EXPENSE
Savings and money markets	106	83
Time deposits	2,103	2,049
Short term borrowings	1	—
TOTAL INTEREST EXPENSE	2,210	2,132

NET INTEREST INCOME	7,356	6,120
Provision for loan losses	598	654
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,758	5,466
NON-INTEREST INCOME (LOSS)
Fees and service charges	114	98
Loss on sale of OREO	(203)	—
TOTAL NON-INTEREST INCOME (LOSS)	(89)	98
NON-INTEREST EXPENSE
Salaries and employee benefits	2,114	1,950
Occupancy and equipment expense	795	750
FDIC premiums and related expenses	299	231
Data processing	240	196
Professional fees	328	246
Other expenses	464	431
TOTAL NON-INTEREST EXPENSE	4,240	3,804
Income before provision for income taxes	2,429	1,760
Income tax expense	979	722
Net income	1,450	1,038

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.28	$0.20

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,450	$1,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	212
Provision for loan losses	598	654
Recognition of stock option expense	78	148
Increase in deferred income taxes	(51)	(440)
Loss on sale of OREO	203	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(407)	(282)
Decrease in other assets	961	232
Decrease in other liabilities	(26)	(1,535)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,017	27

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(20,018)	(26,073)
Purchases of investments in bank stock	(58)	(72)
Purchases of securities held to maturity, net	(3,910)	(2,400)
Purchase of interest bearing time deposits	(250)	—
Proceeds from sales or calls of securities available for sale	10,000	15,004
Maturities of securities held to maturity	2,400	4,296
Net increase in loans	(32,598)	(14,238)
Proceeds from sale of OREO	1,484	—
Purchases of premises and equipment	(278)	(77)
NET CASH USED IN INVESTING ACTIVITIES	(43,228)	(23,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,484	34,022
Increase in borrowed funds	6,000	—
Repayment of borrowed funds	(6,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,484	34,022

Net (decrease) increase in cash and cash equivalents	(8,727)	10,489
Cash and cash equivalents, beginning of period	23,204	18,098
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,477	$28,587

Cash paid during the period for:
Interest	$2,130	$2,007
Income taxes	$1,356	$1,554

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2011 presentation.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the six month periods ended June 30, 2011 and June 30, 2010, respectively, the Company issued no shares of common stock.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At June 30, 2011, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 25,783 unvested options at June 30, 2011 and approximately $83,000 remains to be recognized in expense over approximately the next two years.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first six months of 2011.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30,

2011, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at June 30, 2011.   No options were granted, exercised or forfeited during the first six months of 2011.

Under the 2007 Director Plan, there were a total of approximately 42,495 unvested options at June 30, 2011 and approximately $137,000 remains to be recognized in expense over approximately two remaining years.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $39,000 and $74,000 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, respectively, share based compensation totaled $78,000 and $148,000, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2011.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of June 30, 2011 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $4,000.

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

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2011	2010
Net income applicable to common stock	$812	$524
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.16	$0.10

Net income applicable to common stock	$812	$524
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	6	21
Weighted average number of common shares and common share equivalents-diluted	5,213	5,228
Diluted earnings per share	$0.16	$0.10

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended June 30, 2011 because they were anti-dilutive.  Incentive stock options at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended June 30, 2011.

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 and 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended June 30, 2010.

The following schedule shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2011	2010
Net income applicable to common stock	$1,450	$1,038
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.28	$0.20

Net income applicable to common stock	$1,450	$1,038
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	10	17
Weighted average number of common shares and common share equivalents-diluted	5,217	5,224
Diluted earnings per share	$0.28	$0.20

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the six months ended June 30, 2011 because they were anti-dilutive.  Incentive stock options at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the six months ended June 30, 2011.

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 and 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the six months ended June 30, 2010.

Note 5.   Comprehensive Income

Accounting principles generally accepted in the United States of America requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the three month periods and the six month periods ended June 30, 2011 and 2010, respectively, as follows (in thousands):

	For the three months ended June 30,
	2011	2010
Comprehensive Income

Net income	$812	$524

Urealized holding gain on securities available for sale, net of taxes of $200 and $132 for 2011 and 2010, respectively	300	207

Total comprehensive income	$1,112	$731

	For the six months ended June 30,
	2011	2010
Comprehensive Income

Net income	$1,450	$1,038

Urealized holding gain on securities available for sale, net of taxes of $207 and $105 for 2011 and 2010, respectively	309	164

Total comprehensive income	$1,759	$1,202

Note 6.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at June 30, 2011 and December 31, 2010 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,238	$—	$—	$5,238

Securities Available for Sale:
U.S. Treasury obligations	9,024	173	—	9,197
Government Sponsored Enterprise obligations	29,017	255	(12)	29,260
Total securities available for sale	38,041	428	(12)	38,457

Total securities	$43,279	$428	$(12)	$43,695

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Securities Held to Maturity:
Obligations of states and political subdivisions	$3,728	$—	$(4)	$3,724

Securities Available for Sale:
U.S. Treasury obligations	9,029	11	(16)	9,024
Government Sponsored Enterprise obligations	18,994	110	(205)	18,899
Total securities available for sale	28,023	121	(221)	27,923

Total securities	$31,751	$121	$(225)	$31,647

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
U.S. Treasury obligations	$—	$—	$—	$—	$—	$—
Government Sponsored Enterpirse obligations	1,988	12	—	—	1,988	12
Total securities available for sale	$1,988	$12	$—	$—	$1,988	$12

December 31, 2010
U.S. Treasury obligations	$6,007	$16	$—	$—	$6,007	$16
Government Sponsored Enterpirse obligations	9,788	205	—	—	9,788	205
Total securities available for sale	$15,795	$221	$—	$—	$15,795	$221

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows (in thousands):

At June 30, 2011, the Company held no securities held to maturity with unrealized losses.

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Obligations of states and political subdivisions	$2,396	$4	$—	$—	$2,396	$4
Total securities held to maturity	$2,396	$4	$—	$—	$2,396	$4

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,238	$5,238	$3,006	$3,013
After one to five years	—	—	21,035	21,374
After five to ten years	—	—	12,000	12,055
After ten years	—	—	2,000	2,015
Total	$5,238	$5,238	$38,041	$38,457

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

At June 30, 2011, the Company’s available for sale securities portfolio consisted of 18 securities, of which 1 was in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2011. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

At June 30, 2011 and December 31, 2010, the Company held no securities held to maturity that have been in a continuous unrealized loss position for twelve months.

Securities with an amortized cost and fair value of $2.0 million, respectively, were pledged to secure public funds on deposit at June 30, 2011 and December 31, 2010.

Note 7.   Loans

The components of the loan portfolio at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010

Commercial real estate	$163,837	$142,198
Residential mortgages	53,067	52,407
Commercial	51,399	46,073
Home equity	65,381	60,378
Consumer- other	1,055	1,047

	$334,739	$302,103

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

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended
	June 30, 2011	June 30, 2010

Balance at beginning of period	$4,112	$3,062
Provision charged to expense	212	384

Balance at end of period	$4,324	$3,446

	Six months ended
	June 30, 2011	June 30, 2010

Balance at beginning of period	$3,749	$2,792
Provision charged to expense	598	654
Loans charged off	(25)	—
Recoveries	2	—

Balance at end of period	$4,324	$3,446

The following tables present the activity in the allowance for loan losses and recorded investment in financing receivable for the periods indicated (in thousands):

For the quarter ended June 30, 2011:

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,152	$402	$651	$322	$21	$564	$4,112
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	201	(13)	74	35	1	(86)	212
Ending balance	$2,353	$389	$725	$357	$22	$478	$4,324
Ending balance: individually evaluated for impairment	$390	$—	$—	$—	$—	$—	$390
Ending balance: collectively evaluted for impairment	$1,963	$389	$725	$357	$22	$478	$3,934

Loans receivables:
Ending balance	$163,837	$53,067	$51,399	$65,381	$1,055	$—	$334,739
Ending balance: individually evaluted for impairment	$2,813	$2,252	$275	$1,254	$—	$—	$6,594
Ending balance: collectively evaluated for impairment	$161,024	$50,815	$51,124	$64,127	$1,055	$—	$328,145

For the six months ended June 30, 2011:

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	—	—	—	(25)	—	—	(25)
Recoveries	—	—	—	—	2	—	2
Provisions	391	23	98	24	(2)	64	598
Ending balance	$2,353	$389	$725	$357	$22	$478	$4,324
Ending balance: individually evaluated for impairment	$390	$—	$—	$—	$—	$—	$390
Ending balance: collectively evaluted for impairment	$1,963	$389	$725	$357	$22	$478	$3,934

Loans receivables:
Ending balance	$163,837	$53,067	$51,399	$65,381	$1,055	$—	$334,739
Ending balance: individually evaluted for impairment	$2,813	$2,252	$275	$1,254	$—	$—	$6,594
Ending balance: collectively evaluated for impairment	$161,024	$50,815	$51,124	$64,127	$1,055	$—	$328,145

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable

Commercial real estate	$—	$—	$2,813	$2,813	$161,024	$163,837
Residential mortgages	—	533	1,997	2,530	50,537	53,067
Commercial	—	—	275	275	51,124	51,399
Home equity	—	—	1,253	1,253	64,128	65,381
Consumer - other	—	—	—	—	1,055	1,055
Total	$—	$533	$6,338	$6,871	$327,868	$334,739

The Bank had no loans greater than ninety days delinquent and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of June 30, 2011 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Total
Pass	$161,024	$50,537	$51,074	$64,128	$1,055	$327,818
Special Mention	1,891	2,530	325	1,253	—	5,999
Substandard	922	—	—	—	—	922
Doubtful	—	—	—	—	—	—
Total	$163,837	$53,067	$51,399	$65,381	$1,055	$334,739

As of June 30, 2011 the Bank had twelve non-accrual loans totaling approximately $6.6 million, of which three loans totaling approximately $922 thousand had specific reserves of $390 thousand and nine loans totaling approximately $5.7 million had no specific reserve.  If interest had been accrued, such income would have been approximately $62 thousand and $113 thousand, respectively, for the three and six month periods ended June 30, 2011.  Within its non-accrual loans at June 30, 2011, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2011, these TDR loans had an outstanding balance of $565 thousand, had no specific reserves connected with them and are performing in accordance with their modified terms.

Non-accrual loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010

Non-accrual loans without a specific valuation allowance	$5,672	$1,329
Non-accrual loans with a specific valuation allowance	922	1,363
	$6,594	$2,692
Valuation allowance related to non-accrual loans	$390	$288

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Included in the Bank’s non-accrual loans at June 30, 2011, are twelve impaired loans.  Of these impaired loans, three loans totaling $922 thousand had specific reserves of $390 thousand and nine loans totaling approximately $5.7 million had no specific reserve.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010

Impaired loans without a specific valuation allowance	$5,672	$1,329
Impaired loans with a specific valuation allowance	922	1,363
	$6,594	$2,692
Valuation allowance related to impaired loans	$390	$288

The following table provides information in regards to non-accrual loans by portfolio class at June 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Non-accrual loans with specific reserves:
Commercial real estate	$532	$922	$390	$541	$—

Non-accrual loans with no specific reserves:
Commercial real estate	1,892	1,892	—	1,334	12
Residential Mortgage	2,252	2,252	—	1,403	43
Commercial	275	275	—	138	—
Home equity	1,253	1,253	—	627	13
Total non-accrual loans with no specific reserves	5,672	5,672	—	3,502	68
Total non-accrual loans	$6,204	$6,594	$390	$4,043	$68

The following table provides information in regards to impaired loans by portfolio class at June 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Impaired loans with specific reserves:
Commercial real estate	$922	$532	$390	$541	$—

Imapired loans with no specific reserves:
Commercial real estate	1,892	1,892	—	1,334	12
Residential Mortgage	2,252	2,252	—	1,403	43
Commercial	275	275	—	138	—
Home equity	1,253	1,253	—	627	13
Total impaired loans with no specific reserves	5,672	5,672	—	3,502	68
Total impaired loans	$6,594	$6,204	$390	$4,043	$68

Note 8. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2011, the Bank had $2.1 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

Note 9. Fair Value Measurements

Under ASC Topic 820, “Fair Value Measurement and Disclosures”, fair value measurements are not adjusted for transaction costs.  ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$9,197	$9,197	$—	$—
Government Sponsored
Enterprise obligations	29,260	—	29,260	—
Total securities available for sale	$38,457	$9,197	$29,260	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$9,024	$9,024	$—	$—
Government Sponsored		—	—	—
Enterprise obligations	18,899	—	18,899	—
Total securities available for sale	$27,923	$9,024	$18,899	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$532	$—	$—	$532

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,075	$—	$—	$1,075
Other real estate owned	1,938	—	—	1,938
Total impaired loans and other real estate owned	$3,013	$—	$—	$3,013

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at June 30, 2011 and December 31, 2010:

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$14,477	$14,477	$23,204	$23,204
Interest bearing time deposits	250	250	—	—
Securities available for sale	38,457	38,457	27,923	27,923
Securities held to maturity	5,238	5,238	3,728	3,724
Restricted investment in bank stock	549	549	491	491
Net loans	330,354	331,935	298,354	301,922
Accrued interest receivable	1,692	1,692	1,285	1,285
Financial liabilities:
Deposits	349,905	345,730	318,421	313,888
Accrued interest payable	518	518	438	438

Limitation

The preceding fair value estimates were made at June 30, 2011 and December 31, 2010 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at June 30, 2011 and December 31, 2010, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Recent Accounting Pronouncements

ASU 2011-02 (A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring)

The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables — Troubled Debt Restructurings by Creditors. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20,

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this ASU for annual periods ending on or after December 15, 2012. Early adoption is permitted.  The Company has not completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.

ASU 2011-03 (Reconsideration of Effective Control for Repurchase Agreements)

The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted.  We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted.  We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

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

Net Income

Net income for the second quarter of 2011 was $812 thousand compared to net income of $524 thousand for the second quarter of 2010, an increase of $288 thousand, or 55%.  This increase was due in most part to an increase in net interest income of approximately $653 thousand, or 21%, and a decrease in the provision for loan losses of $172 thousand, offset somewhat by an increase in non-interest expenses of approximately $355 thousand.  Income tax expense increased by $152 thousand, or 41%, from $371 thousand to $523 thousand, as a result of the increase in pre-tax income.

Net income for the six months ended June 30, 2011 was approximately $1.4 million compared to net income of approximately $1.0 million for the six months ended June 30, 2010, an increase of $412 thousand, or 40%.  Similar to the quarterly growth, the increase was attributable to an increase in net interest income of $1.2 million, or 20%, from $6.1 million to $7.4 million.  This increase was offset somewhat by increases in non-interest expenses and income tax expense of $436 thousand and $257 thousand, respectively, as well as a loss on the sale of other real estate owned, or OREO, of $203 thousand as compared to no loss in the same period of the prior year.

On a per share basis, basic and diluted earnings per share were $0.16 for the second quarter of 2011 as compared to basic and diluted earnings per share of $0.10 for the second quarter of 2010.  Basic and diluted earnings per share were $0.28 for the six months ended June 30, 2011 as compared to basic and diluted earnings per share of $0.20 for the six months ended June 30, 2010.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For both the three month period and the six month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, combined with the Company’s ability to attract lower cost deposits during the current interest rate environment.  During the second quarter of 2011, net interest income reached $3.8 million from $3.1 million, an increase of 23% during the second quarter of 2010 primarily as a result of loan growth during the period and the lower cost of deposits.  The Company’s average rate paid on interest bearing deposits decreased to 1.45% for the three months ended June 30, 2011, from 1.70% for the three months ended June 30, 2010.

During the six months ended June 30, 2011, net interest income reached $7.4 million compared to $6.1 million for the six months ended June 30, 2010, an increase of $1.2 million, or 20%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in loans.    Interest income from loans, including fees, securities and federal funds sold reached $9.6 million for the six months ended June 30, 2011 from $8.3 million for the six months ended June 30,

2010, an increase of $1.3 million, or 16%.  At the same time, interest expense increased from $2.1 million for the six months ended June 30, 2010 to $2.2 million for the six months ended June 30, 2011, an increase of approximately $100 thousand, or 5%.  The Company’s average rate paid on interest bearing deposits decreased to 1.47% for the six months ended June 30, 2011, from 1.73% for the six months ended June 30, 2010.

Provision for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio,  The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses was $212 thousand for the three months ended June 30, 2011 as compared to $384 thousand for the three months ended June 30, 2010, a decrease of $172 thousand, or 45%.  During the six months ended June 30, 2011, the provision for loan losses was $598 thousand as compared to $654 thousand during the six months ended June 30, 2010, a decrease of $56 thousand, or 9%.  At June 30, 2011, the Company had approximately $4.3 million in the ALLL, an increase of $878 thousand from the June 30, 2010 total of approximately $3.4 million, representing an increase of 26%. At June 30, 2011, the ALLL is 1.29% of total loans, up from the June 30, 2010 ratio of 1.24%.   At June 30, 2011, the Bank had non-accruing loans of $6.6 million as compared to $4.1 million at June 30, 2010.

Non-interest Income (Loss)

Non-interest income consists primarily of fees and service charges and a loss on the sale of OREO.  For the three months ended June 30, 2011, non-interest income totaled $30 thousand, a decrease of $30 thousand, or 50% as compared to $60 thousand for the same period in the previous year.  For the six months ended June 30, 2011, the non-interest loss was $89 thousand, a decrease of $188 thousand from the six months ended June 30, 2010 income total of $98 thousand.  Both of the period decreases were due to the loss on the sale of the Company’s only OREO property in the second quarter of 2011.

Non-interest Expense

Non-interest expense increased by $355 thousand, or 19% during the second quarter of 2011, to $2.3 million from $1.9 million for the second quarter of 2010.  The increase was due in most part to increases in salaries and employee benefits and professional fees of $123 thousand and $102 thousand, respectively.  During the six months ended June 30, 2011, non-interest expense reached approximately $4.2 million from approximately $3.8 million for the six months ended June 30, 2010, an increase of $436 thousand, or 11%.  This increase reflected increases in salaries and employee benefits, professional fees and FDIC premiums and related expenses of $164 thousand, $82 thousand and $68 thousand, respectively.  The increases related to salaries and employee benefits for both periods is due in most part to the Company’s overall growth and also to a lesser extent to annual increases to salaries.  Professional fees increased from $118 thousand to $220 thousand for the three months ended June 30, 2010 and June 30, 2011, respectively, a change of $102 thousand, or 86%, and from $246 thousand to $328 thousand for the three months ended June 30, 2010 and June 30, 2011, respectively.  The increase was principally due to an increase in legal fees in both periods.

Income Tax Expense

The income tax provision reached $523 thousand for the quarter ended June 30, 2011 as compared to $371 thousand for the quarter ended June 30, 2010, representing an increase of $152 thousand, or 41%.  For the six months ended June 30, 2011, income tax expense reached $979 thousand as compared to $722 thousand for the six months ended June 30, 2010, representing an increase of $257 thousand, or 36%.  The income tax provision is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting.  These permanent tax differences include the recognition of non-deductible stock option expense as required under FASB ASC 718.  The effective tax rate for the three and six month periods ended June 30, 2011, were 39.2% and 40.3%, respectively, compared to 41.5% and 41.0%, respectively, for the same periods in 2010.

FINANCIAL CONDITION

Total consolidated assets increased $33.0 million, or approximately 8.9%, from $370.3 million at December 31, 2010 to $403.3 million at June 30, 2011.  Total deposits increased from $318.4 million at December 31, 2010 to $349.9 million at June 30, 2011, an increase of $31.5 million, or approximately 9.9%.  Loans receivable, or “total loans,” increased from $302.1 million at December 31, 2010 to $334.7 million at June 30, 2011, an increase of $32.6 million, or approximately 10.8%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 10.8% to reach $334.7 million at June 30, 2011 from $302.1 million at December 31 2010.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, and competitive rate structures.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.

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

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due, troubled debt restructuring loans and foreclosed assets.  When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and recorded in the Allowance for Loan Loss.  Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.

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

As of June 30, 2011 the Bank had twelve non-accrual loans totaling approximately $6.6 million, of which three loans totaling approximately $922 thousand had specific reserves of $390 thousand and nine loans totaling approximately $5.7 million had no specific reserve.  If interest had been accrued, such income would have been approximately $62 thousand and $113 thousand, respectively, for the three and six month periods ended June 30, 2011.  Within its non-accrual loans at June 30, 2011, the Bank had two residential mortgage loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2011, these TDR loans had an outstanding balance of $565 thousand, had no specific reserves connected with them and are performing in accordance with their modified terms.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Included in the Bank’s non-accrual loans at June 30, 2011, are twelve impaired loans.  Of these impaired loans, three loans totaling $922 thousand had specific reserves of $390 thousand and nine loans totaling approximately $5.7 million had no specific reserve.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at June 30, 2011 and December 31, 2010.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $38.5 million at June 30, 2011 compared to $27.9 million at December 31, 2010.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity increased $1.5 million to $5.2 million at June 30, 2011 from $3.7 million at December 31, 2010.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $349.9 million at June 30, 2011 from $318.4 million at December 31, 2010, an increase of $31.5 million, or 9.9%.  Time deposits, savings and interest bearing checking accounts, and noninterest-bearing checking accounts grew $19.5 million, $6.8 million and $5.2 million, respectively.  We believe this increase is due, in part, to the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $349.9 million and $318.4 million, respectively, at June 30, 2011 and December 31, 2010.  The growth in funds provided by deposit inflows during this period, coupled with our cash position during the quarter ended June 30, 2011, has been sufficient to provide for our loan demand.

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

As of June 30, 2011, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at June 30, 2011.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2011, as well as the applicable minimum ratios:

		Minimum
		Regulatory
	June 30, 2011	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	15.53%	4.00%
Total Capital Ratio	16.78%	8.00%
Leverage Ratio	12.76%	4.00%

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

As of June 30, 2011, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

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

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: August 15, 2011	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Lesler
Michael Lesler
President and
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011.)

10.1

Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith; (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.