Form 10-Q
period 2011-09-30
Bancorp of New Jersey, Inc.
filed 2011-11-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2011 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2011	December 31, 2010

ASSETS

Cash and due from banks	$1,245	$605
Interest bearing deposits	26,041	22,134
Federal funds sold	463	465
Total cash and cash equivalents	27,749	23,204

Interest bearing time deposits	250	—

Restricted investment in bank stock, at cost	549	491
Securities available for sale, at fair value (amortized cost of $40,035 and $28,023, respectively)	40,575	27,923
Securities held to maturity (fair value of $3,910 and $3,724, respectively)	3,910	3,728

Loans receivable	352,955	302,103
Deferred loan fees and unamortized costs, net	(67)	—
Less: allowance for loan losses	(4,298)	(3,749)
Net loans	348,590	298,354
Premises and equipment, net	10,112	9,927
Accrued interest receivable	1,457	1,285
Foreclosed real estate and other repossessed assets	—	1,938
Other assets	3,185	3,405
TOTAL ASSETS	$436,377	$370,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$49,820	$33,244
Savings and interest bearing transaction accounts	71,968	56,938
Time deposits under $100	41,370	40,792
Time deposits $100 and over	218,402	187,447
Total deposits	381,560	318,421

Accrued interest payable and other liabilities	3,892	1,696
TOTAL LIABILITIES	385,452	320,117

Commitments and Contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at September 30, 2011 and December 31, 2010	49,507	49,390
Retained Earnings	1,075	807
Accumulated other comprehensive income (loss)	343	(59)
Total stockholders’ equity	50,925	50,138
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,377	$370,255

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

	For the Three Months Ended September 30,
	2011	2010
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,791	$4,088
Securities	211	208
Federal funds sold and other	12	13
TOTAL INTEREST INCOME	5,014	4,309

INTEREST EXPENSE
Savings and money markets	55	43
Time deposits	1,141	1,062
Short term borrowings	2	—
TOTAL INTEREST EXPENSE	1,198	1,105

NET INTEREST INCOME	3,816	3,204
Provision for loan losses	300	430
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,516	2,774
NON-INTEREST INCOME- principally fees and service charges	48	54
NON-INTEREST EXPENSE
Salaries and employee benefits	1,140	988
Occupancy and equipment expense	360	369
FDIC premiums and related expenses	81	153
Data processing	141	114
Professional fees	147	111
Other expenses	201	181
TOTAL NON-INTEREST EXPENSE	2,070	1,916
Income before provision for income taxes	1,494	912
Income tax expense	593	368
Net income	901	544

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.17	$0.10

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

	For the Nine Months Ended September 30,
	2011	2010
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$13,905	$11,992
Securities	642	532
Federal funds sold and other	33	38
TOTAL INTEREST INCOME	14,580	12,562

INTEREST EXPENSE
Savings and money markets	161	126
Time deposits	3,244	3,111
Short term borrowings	3	—
TOTAL INTEREST EXPENSE	3,408	3,237

NET INTEREST INCOME	11,172	9,325
Provision for loan losses	898	1,085
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,274	8,240
NON-INTEREST INCOME (LOSS)
Fees and service charges	162	152
Loss on sale of OREO	(203)	—
TOTAL NON-INTEREST INCOME (LOSS)	(41)	152
NON-INTEREST EXPENSE
Salaries and employee benefits	3,254	2,938
Occupancy and equipment expense	1,155	1,119
FDIC premiums and related expenses	380	384
Data processing	381	310
Professional fees	475	357
Other expenses	665	612
TOTAL NON-INTEREST EXPENSE	6,310	5,720
Income before provision for income taxes	3,923	2,672
Income tax expense	1,572	1,090
Net income	2,351	1,582

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.45	$0.30

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,351	$1,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	320
Provision for loan losses	898	1,085
Recognition of stock option expense	117	222
Increase in deferred income taxes	(205)	(441)
Loss on sale of OREO	203	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(172)	(386)
Decrease in other assets	188	310
Increase (decrease) in other liabilities	364	(1,542)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,058	1,150

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(34,010)	(34,071)
Purchases of restricted investments in bank stock	(58)	(72)
Purchases of securities held to maturity, net	(3,910)	(3,728)
Purchase of interest bearing time deposits	(250)	—
Proceeds from sales or calls of securities available for sale	21,998	21,000
Maturities of securities held to maturity	3,728	4,296
Net increase in loans	(51,135)	(24,192)
Proceeds from sale of OREO	1,484	—
Purchases of premises and equipment	(499)	(120)
NET CASH USED IN INVESTING ACTIVITIES	(62,652)	(36,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	63,139	39,708
Increase in borrowed funds	19,000	—
Repayment of borrowed funds	(19,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	63,139	39,708

Net increase in cash and cash equivalents	4,545	3,971
Cash and cash equivalents, beginning of period	23,204	18,098
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,749	$22,069

Cash paid during the period for:
Interest	$3,306	$3,177
Income taxes	$2,050	$2,010
Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$1,938

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

The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); certain information and footnote disclosures required under GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.  These financial statements have not been audited.

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2011 presentation.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the nine month periods ended September 30, 2011 and September 30, 2010, respectively, the Company issued no shares of common stock.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2011, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 21,233 unvested options at September 30, 2011 and approximately $69,000 remains to be recognized in expense over approximately one year.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first nine months of 2011.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September

30, 2011, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at September 30, 2011.   No options were granted, exercised or forfeited during the first nine months of 2011.

Under the 2007 Director Plan, there were a total of approximately 34,995 unvested options at September 30, 2011 and approximately $113,000 remains to be recognized in expense over approximately one year.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $39,000 and $74,000 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, respectively, share based compensation totaled $117,000 and $222,000, respectively.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2011.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of September 30, 2011 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $41,000.

The aggregate intrinsic value of options outstanding as of September 30, 2010 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $170,000.

2011Equity Incentive Plan

On May 25, 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the 2011 Plan).  The 2011 Plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At September 30, 2011, no awards have been made under the 2011 Plan.

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

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2011	2010
Net income applicable to common stock	$901	$544
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.17	$0.10

Net income applicable to common stock	$901	$544
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	2	19
Weighted average number of common shares and common share equivalents- diluted	5,209	5,226
Diluted earnings per share	$0.17	$0.10

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended September 30, 2011 because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended September 30, 2011.

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

The following schedule shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2011	2010
Net income applicable to common stock	$2,351	$1,582
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.45	$0.30

Net income applicable to common stock	$2,351	$1,582
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	8	18
Weighted average number of common shares and common share equivalents- diluted	5,215	5,225
Diluted earnings per share	$0.45	$0.30

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2011 because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the nine months ended September 30, 2011

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2010, because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the nine months ended September 30, 2010.

Note 5.   Comprehensive Income

Accounting principles generally accepted in the United States of America requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the three month periods and the nine month periods ended September 30, 2011 and 2010, respectively, as follows (in thousands):

	For the three months ended September 30,
	2011	2010
Comprehensive Income

Net income	$901	$544

Urealized holding gain on securities available for sale, net of taxes of $65 and $91 for 2011 and 2010, respectively	93	135

Total comprehensive income	$994	$679

	For the nine months ended September 30,
	2011	2010
Comprehensive Income

Net income	$2,351	$1,582

Urealized holding gain on securities available for sale, net of taxes of $238 and $196 for 2011 and 2010, respectively	402	299

Total comprehensive income	$2,753	$1,881

Note 6.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at September 30, 2011 and December 31, 2010 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011
Securities Held to Maturity:
Obligations of states and political subdivisions	$3,910	$—	$—	$3,910

Securities Available for Sale:
U.S. Treasury obligations	8,021	256	—	8,277
Government Sponsored Enterprise obligations	32,014	286	(2)	32,298
Total securities available for sale	40,035	542	(2)	40,575

Total securities	$43,945	$542	$(2)	$44,485

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Securities Held to Maturity:
Obligations of states and political subdivisions	$3,728	$—	$(4)	$3,724

Securities Available for Sale:
U.S. Treasury obligations	9,029	11	(16)	9,024
Government Sponsored Enterprise obligations	18,994	110	(205)	18,899
Total securities available for sale	28,023	121	(221)	27,923

Total securities	$31,751	$121	$(225)	$31,647

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
Government Sponsored Enterpirse obligations	$1,998	$2	$—	$—	$1,998	$2
Total securities available for sale	$1,998	$2	$—	$—	$1,998	$2

December 31, 2010
U.S. Treasury obligations	$6,007	$16	$—	$—	$6,007	$16
Government Sponsored Enterpirse obligations	9,788	205	—	—	9,788	205
Total securities available for sale	$15,795	$221	$—	$—	$15,795	$221

At September 30, 2011, the Company held no securities held to maturity with unrealized losses.

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

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$3,910	$3,910	$2,004	$2,010
After one to five years	—	—	23,031	23,511
After five to ten years	—	—	15,000	15,054
Total	$3,910	$3,910	$40,035	$40,575

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

At September 30, 2011, the Company’s available for sale securities portfolio consisted of 23 securities, of which 2 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2011. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

At September 30, 2011 and December 31, 2010, the Company held no securities held to maturity that have been in a continuous unrealized loss position for more than twelve months.

Securities with an amortized cost and fair value of $2.0 million and $2.1 million, were pledged to secure public funds on deposit at September 30, 2011.   Securities with an amortized cost and fair value of $2.0 million, respectively, were pledged to secure public funds on deposit at December 31, 2010.

Note 7.   Loans.

The components of the loan portfolio at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010

Commercial real estate	$177,649	$142,198
Residential mortgages	53,504	52,407
Commercial	53,413	46,073
Home equity	67,442	60,378
Consumer- other	947	1,047

	$352,955	$302,103

The Bank grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss.  The Bank believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The following tables present the activity in the allowance for loan losses during the periods indicated (in thousands):

	Three months ended
	September 30, 2011	September 30, 2010

Balance at beginning of period	$4,324	$3,446
Provision charged to expense	300	430
Loans charged off	(326)	(377)

Balance at end of period	$4,298	$3,499

	Nine months ended
	September 30, 2011	September 30, 2010

Balance at beginning of period	$3,749	$2,792
Provision charged to expense	898	1,085
Loans charged off	(351)	(379)
Recoveries	2	1

Balance at end of period	$4,298	$3,499

The following tables present the activity in the allowance for loan losses and recorded investment in loans for the periods indicated (in thousands):

For the quarter ended September 30, 2011:

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,353	$389	$725	$357	$22	$478	$4,324
Charge-offs	(326)	—	—	—	—	—	(326)
Recoveries	—	—	—	—	—	—	—
Provisions	(94)	9	217	(22)	(2)	192	300
Ending balance	$1,933	$398	$942	$335	$20	$670	$4,298
Ending balance: individually evaluated for impairment	$80	$17	$—	$—	$—	$—	$97
Ending balance: collectively evaluted for impairment	$1,853	$381	$942	$335	$20	$670	$4,201

Loan receivables:
Ending balance	$177,649	$53,504	$53,413	$67,442	$947	$—	$352,955
Ending balance: individually evaluted for impairment	$2,340	$2,784	$—	$1,253	$—	$—	$6,377
Ending balance: collectively evaluated for impairment	$175,309	$50,720	$53,413	$66,189	$947	$—	$346,578

For the nine months ended September 30, 2011:

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	(326)	—	—	(25)	—	—	(351)
Recoveries	—	—	—	—	2	—	2
Provisions	297	32	315	2	(4)	256	898
Ending balance	$1,933	$398	$942	$335	$20	$670	$4,298
Ending balance: individually evaluated for impairment	$80	$17	$—	$—	$—	$—	$97
Ending balance: collectively evaluted for impairment	$1,853	$381	$942	$335	$20	$670	$4,201

Loan receivables:
Ending balance	$177,649	$53,504	$53,413	$67,442	$947	$—	$352,955
Ending balance: individually evaluted for impairment	$2,340	$2,784	$—	$1,253	$—	$—	$6,377
Ending balance: collectively evaluated for impairment	$175,309	$50,720	$53,413	$66,189	$947	$—	$346,578

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable

Commercial real estate	$—	$—	$2,340	$2,340	$175,309	$177,649
Residential mortgages	—	—	2,530	2,530	50,974	53,504
Commercial	—	325	—	325	53,088	53,413
Home equity	78	—	1,253	1,331	66,111	67,442
Consumer - other	28	—	—	28	919	947
Total	$106	$325	$6,123	$6,554	$346,401	$352,955

The Bank had no loans greater than ninety days delinquent and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of September 30, 2011 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer - Other	Total
Pass	$175,309	$50,974	$53,413	$66,189	$947	$346,832
Special Mention	2,136	1,997	—	1,253	—	5,386
Substandard	204	533	—	—	—	737
Doubtful	—	—	—	—	—	—
Total	$177,649	$53,504	$53,413	$67,442	$947	$352,955

As of September 30, 2011 the Bank had ten non-accrual loans totaling approximately $6.1 million, of which two loans totaling approximately $737 thousand had specific reserves of $97 thousand and eight loans totaling approximately $5.4 million had no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income would have been approximately $153 thousand and $239 thousand, respectively, for the three and nine month periods ended September 30, 2011.  Within its non-accrual loans at September 30, 2011, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2011, one of these TDR loans had an outstanding balance of $533 thousand, had a specific reserve connected with it for $17 thousand and was not performing in accordance with its modified terms.  The second loan classified as a TDR had an outstanding balance of $310 thousand, had no specific reserve connected to it and is performing in accordance with its modified terms.

Non-accrual loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

Non-accrual loans without a specific valuation allowance	$5,386	$1,329
Non-accrual loans with a specific valuation allowance	737	1,363
	$6,123	$2,692
Valuation allowance related to non-accrual loans	$97	$288

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include non-accruing loans but also include accruing loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loans, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  At September 30, 2011, the Bank had eleven impaired loans.  Of these impaired loans, two loans totaling $737 thousand had specific reserves of $97 thousand and nine loans totaling approximately $5.6 million had no specific reserve.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

Impaired loans without a specific valuation allowance	$5,640	$1,329
Impaired loans with a specific valuation allowance	737	1,363
	$6,377	$2,692
Valuation allowance related to impaired loans	$97	$288

The following table provides information in regards to non-accrual loans by portfolio class at September 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Non-accrual loans with specific reserves:
Commercial real estate	$204	$204	$80	$62	$6
Residential mortgages	533	533	17	521	8
Total non-accrual loans with specific reserves	737	737	97	583	14

Non-accrual loans with no specific reserves:
Commercial real estate	2,136	2,136	—	1,456	16
Residential Mortgage	1,997	1,997	—	1,153	33
Home equity	1,253	1,253	—	627	14
Total non-accrual loans with no specific reserves	5,386	5,386	—	3,236	63
Total non-accrual loans	$6,123	$6,123	$97	$3,819	$77

The following table provides information in regards to impaired loans by portfolio class at September 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$204	$204	$80	$62	$6
Residential mortgages	533	533	17	521	8
Total impaired loans with specific reserves	737	737	97	583	14

Impaired loans with no specific reserves:
Commercial real estate	2,136	2,136	—	1,456	16
Residential mortgages	2,251	2,251	—	1,403	47
Home equity	1,253	1,253	—	627	14
Total impaired loans with no specific reserves	5,640	5,640	—	3,486	77
Total impaired loans	$6,377	$6,377	$97	$4,069	$91

The Bank adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Bank reassessed all restructurings that occurred on or after the beginning of the current fiscal year for identification as TDRs and found that there was one restructuring during the nine months ended September 30, 2011 that met the requirements of a TDR.  This restructuring had been reported as a TDR in a prior quarter.  At September 30, 2011, the Bank had a total of three loans, one accruing and two non-accruing which meet the definition of a TDR and as such were also classified as impaired.  The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in FASB ASC Section 310-10-35 for those loans identified as impaired. At the end of the first interim period of adoption for the Bank, the recorded investment in loans for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and are now impaired under ASC Section 310-10-35 was $1.1 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $17 thousand.

The following table presents TDR loans as of September 30, 2011 (in thousands):

	September 30, 2011
	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$254	$843	$1,097

The Bank had no troubled debt restructurings that occurred during the three months ended September 30, 2011.

The following table summarizes information in regards to toubled debt restructurings that occurred during the nine months ended September 30, 2011 (in thousands):

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investments	Investments
Troubled Debt Restructurings
Residential mortgages	1	$244	$254

As indicated in the table above, the Bank modified one residential mortgage during the nine months ended September 30, 2011.  As a result of the modified terms of the new loan, the effective interest rate of the new terms of the modified loan was reduced when compared to the interest rate of the original terms of the modified loan.  The Bank did not record an impairment due to the fair value of the underlying collateral of the loan being greater than the amount of the modified loan.  The borrower has remained current since the modification.

During the nine months ended September 30, 2011, the Bank had one residential mortgage meeting the definition of a TDR which had a payment default.  This loan had an unpaid principal balance of $533 thousand at September 30, 2011, and had a specific reserve of $17 thousand.

At September 30, 2011, the Bank had two residential mortgages that meet the definition of a TDR and which were performing to their modified terms.

The following table displays troubled debt restructurings as of September 30, 2011, which were performing according to agreement (in thousands):

	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$564	$564

Note 8. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2011, the Bank had $2.0 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010, respectively, are as follows (in thousands):

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$8,277	$8,277	$—	$—
Government Sponsored
Enterprise obligations	32,298	—	32,298	—
Total securities available for sale	$40,575	$8,277	$32,298	$—

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$9,024	$9,024	$—	$—
Government Sponsored		—	—	—
Enterprise obligations	18,899	—	18,899	—
Total securities available for sale	$27,923	$9,024	$18,899	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010, respectively, follows (in thousands):

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$640	$—	$—	$640

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,075	$—	$—	$1,075
Other real estate owned	1,938	—	—	1,938
Total impaired loans and other real estate owned	$3,013	$—	$—	$3,013

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at September 30, 2011 and December 31, 2010:

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

Impaired loans

Impaired loans are those that are accounted for under ASC Sub-topic 310-40, “Troubled Debt Restructurings by Creditors”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally deteremined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$27,749	$27,749	$23,204	$23,204
Interest bearing time deposits	250	250	—	—
Securities available for sale	40,575	40,575	27,923	27,923
Securities held to maturity	3,910	3,910	3,728	3,724
Restricted investment in bank stock	549	549	491	491
Net loans	348,590	349,965	298,354	301,922
Accrued interest receivable	1,457	1,457	1,285	1,285
Financial liabilities:
Deposits	381,560	378,912	318,421	313,888
Accrued interest payable	540	540	438	438

Limitation

The preceding fair value estimates were made at September 30, 2011 and December 31, 2010 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at September 30, 2011 and December 31, 2010, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Recent Accounting Pronouncements

ASU 2011-02 (A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring)

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for the first interim or annual period beginning on or after June 15, 2011, or later with retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The Company adopted this update as of the quarter beginning July 1, 2011 with retrospective application to the beginning of the year.

ASU 2011-03 (Reconsideration of Effective Control for Repurchase Agreements)

The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted.  We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

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

Net Income

Net income for the third quarter of 2011 was $901 thousand compared to net income of $544 thousand for the third quarter of 2010, an increase of $357 thousand, or 66%.  This increase was due in most part to an increase in net interest income of approximately $612 thousand, or 19%, and a decrease in the provision for loan losses of $130 thousand, offset somewhat by an increase in non-interest expenses of approximately $154 thousand.  Income tax expense increased by $225 thousand, or 61%, from $368 thousand to $593 thousand, as a result of the increase in pre-tax income.

Net income for the nine months ended September 30, 2011 was approximately $2.4 million compared to net income of approximately $1.6 million for the nine months ended September 30, 2010, an increase of $769 thousand, or 49%.  Similar to the quarterly growth, the increase was attributable to an increase in net interest income of $1.8 million, or 20%, from $9.3 million to $11.2 million.  This increase was offset somewhat by increases in non-interest expenses and income tax expense of $590 thousand and $482 thousand, respectively, as well as a loss on the sale of other real estate owned, or OREO, of $203 thousand as compared to no loss in the same period of the prior year.

On a per share basis, basic and diluted earnings per share were $0.17 for the third quarter of 2011 as compared to basic and diluted earnings per share of $0.10 for the third quarter of 2010.  Basic and diluted earnings per share were $0.45 for the nine months ended September 30, 2011 as compared to basic and diluted earnings per share of $0.30 for the nine months ended September 30, 2010.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For both the three month period and the nine month period, the growth in net interest income has been, primarily, driven by increased interest income from loans, including fees, combined with the Company’s ability to attract lower cost deposits during the current interest rate environment.  During the third quarter of 2011, net interest income reached $3.8 million from $3.2 million during the third quarter of 2010, an increase of 19%, primarily as a result of loan growth during the period and the lower cost of deposits.  During the third quarter of 2011, average loans grew to $346.2 million, an increase of $66.1 million over the average balance of loans for the third quarter one year ago of $280.1 million.  The Company’s average rate paid on interest bearing deposits decreased to 1.51% for the three months ended September 30, 2011, from 1.66% for the three months ended September 30, 2010.

During the nine months ended September 30, 2011, net interest income reached $11.2 million compared to $9.3 million for the nine months ended September 30, 2010, an increase of $1.8 million, or 20%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in loans.  For the year to date period ended September 30, 2011, the average balance of loans was $330.7 million, an increase of $55.7 million over the average balance of loans for the year to date period ended September 30, 2010, of $275.0 million.  Interest income from loans, including fees, securities and federal funds sold reached $14.6 million for the nine months ended September 30, 2011 from $12.6 million for the nine months ended September 30, 2010, an increase of $2.0 million, or 16%.  At the same time, interest expense increased from $3.2 million for the nine months ended September 30, 2010 to $3.4 million for the nine months ended September 30, 2011, an increase of approximately $171 thousand, or 5%.  The Company’s average rate paid on interest bearing deposits decreased to 1.48% for the nine months ended September 30, 2011, from 1.70% for the nine months ended September 30, 2010.

Provision for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio,  The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses was $300 thousand for the three months ended September 30, 2011 as compared to $430 thousand for the three months ended September 30, 2010, a decrease of $130 thousand.  During the nine months ended September 30, 2011, the provision for loan losses was $898 thousand as compared to $1.1 million during the nine months ended September 30, 2010, a decrease of $187 thousand.  Despite this decrease, the allowance for loan losses was 1.22% of total loans at September 30, 2011,  the same ratio as at September 30, 2010.

Non-interest Income (Loss)

Non-interest income (loss) consists primarily of fees and service charges and a loss on the sale of OREO.  For the three months ended September 30, 2011, non-interest income totaled $48 thousand, a decrease of $6 thousand,  as compared to $54 thousand for the same period in the previous year.  For the nine months ended September 30, 2011, the non-interest loss was $41 thousand, a decrease of $193 thousand from the nine months ended September 30, 2010 non-interest income total of $152 thousand.  Both of the period decreases were due to the loss on the sale of one OREO property in the second quarter of 2011.  The Company had no OREO at September 30, 2011.

Non-interest Expense

Non-interest expense increased by $154 thousand, or 8% during the third quarter of 2011, to $2.1 million from $1.9 million for the third quarter of 2010.  The increase was due in most part to increases in salaries and employee benefits and professional fees of $152 thousand and $36 thousand, respectively, offset somewhat by a decrease in FDIC premiums of $72 thousand.  During the nine months ended September 30, 2011, non-interest expense reached approximately $6.3 million from approximately $5.7 million for the nine months ended September 30, 2010, an increase of $590 thousand, or 10%.  This increase reflected increases in salaries and employee benefits, professional fees and data processing expenses of $316 thousand, $118 thousand and $71 thousand, respectively.  The increases related to salaries and employee benefits for both periods is due in most part to the Company’s overall growth and also to a lesser extent to annual increases to salaries.  Professional fees increased from $111 thousand to $147 thousand for the three months ended September 30, 2010 and September 30, 2011, respectively, a change of $36 thousand, or 32%, and from $357 thousand to $475 thousand for the nine months ended September 30, 2010 and September 30, 2011, respectively.  The increase was principally due to an increase in legal fees in both the

three month and nine month periods of 2011.   The decrease in FDIC premiums for the three months ended September 30, 2011 as compared to the same period in 2010 was due to a change in the required insurance premium calculation to an asset based one that occurred in 2011.  The change in the calculation of the base of the FDIC premium benefitted the Bank.

Income Tax Expense

The income tax provision grew to $593 thousand for the quarter ended September 30, 2011 as compared to $368 thousand for the quarter ended September 30, 2010, representing an increase of $225 thousand, or 61%.  For the nine months ended September 30, 2011, income tax expense reached $1.6 million as compared to $1.1 million for the nine months ended September 30, 2010, an increase of $482 thousand, or 44%.  The income tax provision is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting.  These permanent tax differences include the recognition of non-deductible stock option expense as required under FASB ASC 718.  The effective tax rate for the three and nine month periods ended September 30, 2011, were 39.7% and 40.1%, respectively, compared to 40.4% and 40.8%, respectively, for the same periods in 2010.

FINANCIAL CONDITION

Total consolidated assets increased $66.1 million, or approximately 17.9%, from $370.3 million at December 31, 2010 to $436.4 million at September 30, 2011.  Total deposits increased from $318.4 million at December 31, 2010 to $381.6 million at September 30, 2011, an increase of $63.1 million, or approximately 19.8%.  Loans receivable, or “total loans,” increased from $302.1 million at December 31, 2010 to $352.9 million at September 30, 2011, an increase of $50.8 million, or approximately 16.8%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 16.8% to reach $352.9 million at September 30, 2011 from $302.1 million at December 31 2010.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, and competitive rate structures.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.

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

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due, troubled debt restructuring loans and foreclosed assets.  When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and recorded in the allowance for loan losses.  Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.  In the case of modified loans that meet the definition of a troubled debt restructuring loan (“TDR”), loan payments are applied as contractually agreed to in the TDR modification.

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

As of September 30, 2011 the Bank had ten non-accrual loans totaling approximately $6.1 million, compared to $2.2 million at December 31, 2010 and $6.6 million at June 30, 2011.  Of the non-accrual loans outstanding on September 30, 2011, two loans totaling approximately $737 thousand had specific reserves of $97 thousand and eight loans totaling approximately $5.4 million had no specific reserve.  If interest had been accrued, such income would have been approximately $153 thousand and $239 thousand, respectively, for the three and nine month periods ended September 30, 2011.  Within its non-accrual loans at September 30, 2011, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2011, one of these TDR loans had an outstanding balance of $533 thousand, had a specific reserve connected with it for $17 thousand and was not performing in accordance with its modified terms.  The second loan classified as a TDR had an outstanding balance of $310 thousand, had no specific reserve connected to it and is performing in accordance with its modified terms.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include non-accruing loans but also include accruing loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loans, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  At September 30, 2011, the Bank had eleven impaired loans.  Of these impaired loans, two loans totaling $737 thousand had specific reserves of $97 thousand and nine loans totaling approximately $5.6 million had no specific reserve.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of  loans collateralized by real estate, primarily in our market area at September 30, 2011 and December 31, 2010.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $40.6 million at September 30, 2011 compared to $27.9 million at December 31, 2010.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity increased $182 thousand to $3.9 million at September 30, 2011 from $3.7 million at December 31, 2010.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $381.6 million at September 30, 2011 from $318.4 million at December 31, 2010, an increase of $63.1 million, or 19.8%.  Time deposits, noninterest-bearing checking accounts, and savings and interest bearing checking accounts grew $31.5 million, $16.6 million and $15.0 million, respectively.  We believe this increase is due, in part, to the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $381.6 million and $318.4 million, respectively, at September 30, 2011 and December 31, 2010.  The growth in funds provided by deposit inflows during this period, coupled with our cash position during the quarter ended September 30, 2011, has been sufficient to provide for our loan demand.

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

As of September 30, 2011, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at June 30, 2011.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2011, as well as the applicable minimum ratios:

		Minimum
		Regulatory
	September 30, 2011	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	14.35%	4.00%
Total Capital Ratio	15.57%	8.00%
Leverage Ratio	12.04%	4.00%

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

As of September 30, 2011, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

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

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there is any pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: November 14, 2011	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Lesler
Michael Lesler
President and
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith; (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.