Form 10-K
period 2011-12-31
Bancorp of New Jersey, Inc.
filed 2012-03-30
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $33,873,000 based on the last sale price as of such date.

The number of shares outstanding of the registrant’s common stock, no par value, outstanding as of March 19, 2012 was 5,206,932.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders to be held May 23, 2012, are incorporated by reference in Part III of this annual report on Form 10-K.

i

PART I

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, in addition to historical information.  Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  The U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.

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

•                  Changes in interest rates and shape of the yield curve;

•                  Credit risk associated with our lending activities;

•                  Risks relating to our market area, significant real estate collateral and the real estate market;

•                  Operating, legal and regulatory risk;

•                  Fiscal and monetary policy;

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

During the second quarter of 2009, the Bank formed BONJ-New York Corp.  The New York subsidiary is engaged in the business of acquiring, managing and administering portions of Bank of New Jersey’s investment and loan portfolios.

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional six branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, and 4 Park Street, Harrington Park, New Jersey, 07640, and 104 Grand Avenue, Englewood, NJ 07631.  An eighth location at 354 Palisade Avenue, Cliffside Park, NJ 07010 has received approval from the New Jersey Department of Banking and Insurance, “NJDOBI” and the Federal Deposit Insurance Corporation, “FDIC”.  The branch is expected to open in 2012 upon construction of the building.  All branch locations are in Bergen County, New Jersey.

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

Market Area

The principal market for deposit gathering and lending activities lies within Bergen County in New Jersey.  The market is dominated by offices of large statewide and interstate banking institutions.  The market area has a relatively large affluent base for our services and a diversified mix of commercial businesses and residential neighborhoods.  In order to meet the demands of this market, the Company operates its main office in Fort Lee, New Jersey and six additional branch offices, two in Fort Lee, one in Hackensack, one in Haworth, one in Harrington Park, and one in Englewood, all in Bergen County, New Jersey.

Extended Hours

The Bank provides convenient full-service banking from 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm on Saturday in all offices except West Street which offers full service banking from 8:00 am to 6:00 pm weekdays and Saturday 9:00 am to 1:00 pm; Hackensack, which offers full service banking from 9:00 am to 5:00 pm weekdays but no Saturdays and Harrington Park and Haworth, which offers full service banking from 8:00 am to 6:00 pm weekdays and 9:00 am to 1:00 pm on Saturdays.

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

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 84.0% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2011.

Employees

At December 31, 2011, the Company employed fifty-one full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

Supervision and Regulation

General

The Company and the Bank are each extensively regulated under both federal and state law.  These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company is also subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and the Bank is also subject to comprehensive examination and supervision by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”).  These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s and Bank’s activities.

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

Supervision and Regulation of the Bank

The operations and investments of the Bank are also limited by federal and state statutes and regulations. The Bank is subject to the supervision and regulation by the NJDOBI and the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be originated, and limits on the type of other activities in which the Bank may engage and the investments it may make. Under the GLBA, the Bank may engage in expanded activities (such as insurance sales and securities underwriting) through the formation of a “financial subsidiary.”  In order to be eligible to establish or acquire a financial subsidiary, the Bank must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. At this time, the Bank does not engage in any activity which would require it to maintain a financial subsidiary.

The Bank is also subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including the Company. Under these provisions, transactions (such as a loan or investment) by the Bank with any nonbank affiliate are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with such affiliate or 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate.  The Dodd-Frank Act imposed additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.  These additional requirements became effective on July 21, 2011.

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

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system in effect through March 31, 2011, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depended upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations, with less risky institutions paying lower assessments.

No institution may pay a dividend if in default of the federal deposit insurance assessment.

On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the depository institution’s average total consolidated assets less average tangible equity, eliminating the ceiling on the size of the deposit insurance fund (“DIF”) and increasing the floor on the size of the DIF.  The Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of the estimated insured deposits, mandates the FDIC to adopt a restoration plan should the DRR fall below 1.35 percent, and provides dividends to the industry should the DRR exceed 1.50 percent.

On February 7, 2011, the Board of Directors of the FDIC approved a final rule on Assessments, Dividend Assessment Base and Large Bank Pricing (the “Final Rule”).  The Final Rule implements the changes to the deposit insurance assessment system as mandated by the Dodd-Frank Act.  The Final Rule became effective April 1, 2011.

The Final Rule changed the assessment base for insured depository institutions from adjusted domestic deposits to the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.  Tangible equity is defined in the Final Rule as Tier 1 Capital and shall be calculated monthly, unless, like us, the insured depository institution has less than $1 billion in assets, then the insured depository institution will calculate the Tier 1 Capital on an end-of-quarter basis.  Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The Final Rule retains the unsecured debt adjustment, which lowers an insured depository institution’s assessment rate for any unsecured debt on its balance sheet.  In general, the unsecured debt adjustment in the Final Rule will be measured to the new assessment base and will be increased by 40 basis points.  The Final Rule also contains a brokered deposit adjustment for assessments.  The Final Rule provides an exemption to the brokered deposit adjustment to financial institutions that are “well capitalized” and have composite CAMEL ratings of 1 or 2.  CAMEL ratings are confidential ratings used by the federal and state regulators for assessing the soundness of financial institutions.  These ratings range from 1 to 5, with a rating of 1 being the highest rating.

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

The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and, during the four quarters ended December 31, 2011, averaged 1 basis point of assessable deposits.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations.  Management cannot predict what insurance assessment rates will be in the future.

Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed the FDIC.

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

Capital Adequacy Guidelines

The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to a bank holding company that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities are excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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

The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier 1 Capital,” consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets.  The remainder, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital.  Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organization’s capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2011, the Bank’s Tier 1 and Total Capital ratios were 14.01% and 15.23%, respectively.

In addition, the FRB and FDIC have established minimum leverage ratio requirements for banking organizations they supervise. For banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%.  Other banks and bank holding companies generally are required to maintain a leverage ratio of 4-5%. At December 31, 2011, the Company’s, and the Bank’s, leverage ratio were 11.37% and 11.37%, respectively.

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

As of December 31, 2011, the Bank was classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2011, the bank maintains a “satisfactory” CRA rating.

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

Dodd-Frank Act

The Dodd-Frank Act became law on July 21, 2010. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape.

The Dodd-Frank Act creates the Bureau of Consumer Financial Protection (“Bureau”), which is an independent bureau within the Federal Reserve System with broad authority to regulate the consumer finance industry including regulated financial institutions such as us, and non-banks and others who are involved in the consumer finance industry.  The Bureau has exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee non federally regulated entities, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive (“UDA”).  The federal consumer finance laws were previously interpreted, administered and enforced by different federal agencies, including the FDIC, our current federal regulator.  On July 21, 2011 all of the functions and responsibilities of the Bureau were transferred to it. While the Bureau has the exclusive power to interpret, administer and enforce federal consumer finance laws and UDA, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over us relating to the matters within the jurisdiction of the Bureau because it has less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act also:

•                  Applies the same leverage and risk-based capital requirements to most bank holding companies (“BHCs”) that apply to insured depository institutions. On June 14, 2011 the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for certain banks and for bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulation and Supervision — Capital Requirements”;

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

•                  Eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

•                  Repeals Regulation Q, the federal prohibitions on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•                  Enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.  These requirements became effective on July 21, 2011.

•                  Expands insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective on July 21, 2011.

•                  Strengthens the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

While designed primarily to reform the financial regulatory system, the Dodd Frank Act also contains a number of corporate governance provisions that will affect public companies with securities registered under the Exchange Act.  The Dodd-Frank Act requires the Securities and Exchange Commission to adopt rules which may affect our executive compensation policies and disclosure.  It also exempts smaller issuers, such as us, from the requirement, originally enacted under Section 404(b) of the Sarbanes-Oxley Act of 2002, that our independent auditor also attest to and report on management’s assessment of internal control over financial reporting.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business, financial condition, results of operations or cash flow. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions and/or have other impacts that are as of yet unknown to us.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses, any of which could have an adverse effect on our business, financial condition, results of operations, or cash flow.

Basel III Proposed Changes in Capital Requirements.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (‘‘Basel III”).  Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.  Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1 (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.  The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

Several recent regulatory initiatives were adopted that may have future impacts on our business and financial results.  For instance, on September 24, 2010 the Board of Governors of the Federal Reserve System issued a final rule to regulate the compensation of mortgage loan originators and prohibits compensation to a mortgage loan originator that is based on the loan’s terms or conditions, except for the amount of credit extended.  The final rule was effective April 1, 2011.  In addition, the federal banking agencies released a final rule on July 28, 2010 to implement the requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 for the federal registration of mortgage loan originators (the Rule). Under the Rule, the bank and employees of a bank who engage in the business of loan originations must, among other things, register with the National Mortgage Licensing System and Registry.  The deadline for registration with the NMLS was July 29, 2011.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its six additional branches.  The following table sets forth certain information regarding the Company’s properties as of the date of this report.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2015
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	January, 2014
Harrington Park, NJ, 07640

104 Grand Avenue	Leased	January, 2017
Englewood, NJ 07631

An eighth location is expected to open during 2012.  It will be a leased facility located at 354 Palisade Avenue, Cliffside Park, NJ.  The lease commenced in January, 2012.  All regulatory approvals have been obtained.

ITEM 3.                                                LEGAL PROCEEDINGS

The Company and the Bank are subject to routine litigation during the normal course of business.  Accordingly, the Company and the Bank may periodically be parties to or otherwise involved in legal proceedings, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business.  Management does not believe that there are any proceedings pending against the Company or the Bank or contemplated by governmental authorities, which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market in which the Company’s common stock is traded is the NYSE Amex LLC exchange, formerly the American Stock Exchange.  The Company’s common stock trades under the symbol “BKJ”.

The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low
Year Ended December 31, 2011
Fourth quarter	$11.00	$8.35
Third quarter	9.97	7.44
Second quarter	10.46	8.99
First quarter	11.35	9.50

Year Ended December 31, 2010
Fourth quarter	$12.63	$10.00
Third quarter	13.64	10.65
Second quarter	13.63	10.76
First quarter	16.33	9.31

Holders

As of March 18, 2012 there were approximately 1,350 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Dividends

In September, 2011, the Company declared a special $0.40 cash dividend per share to shareholders of record as of October 17, 2011.  The cash dividend was paid on December 14, 2011.  In October, 2010, the Company declared a special $0.33 cash dividend per share to shareholders of record as of November 12, 2010. The cash dividend was paid on December 20, 2010.  The cash dividends declared during 2011 and 2010 were non-recurring dividends.

In February 2012, the Company announced an intention to pay a quarterly cash dividend and declared an initial quarterly dividend of $0.06 per share, payable on March 31, 2012 to shareholders of record at the close of business on February 29, 2012. While future dividends will be subject to approval by the board of directors, the Company is initially targeting an aggregate annual dividend payout of $0.24 per share, with future quarterly payments in June, September and December 2012.  The decision to pay, as well as the timing and amount of any future dividends to be paid by the Company will be determined by the board of directors, giving consideration to the Company’s earnings, capital needs, financial condition, and other relevant factors.

A.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2011:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	187,900	$10.26	30,084

2007 Non-Qualified Stock Option Plan for Directors	414,668	$11.50	43,334

2011 Equity Incentive Plan	0	N/A	250,000

Equity compensation plans not approved by security holders	—	—	—

Total	602,568	$11.11	323,418

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

In addition to historical information, this discussion and analysis contains forward-looking statements.  The forward-looking statements contained herein are subject to numerous assumptions, risks and uncertainties, all of which can change over time, and could cause actual results to differ materially from those projected in the forward-looking statements.  We assume no duty to update forward-looking statements, except as may be required by applicable law or regulation.  Important factors that might cause such a difference include, but are not limited to, those discussed in this section, and also include current economic conditions affecting the financial industry; changes in interest rates and shape of the yield curve; credit risk associated with our lending activities; risks relating to our market area, significant real estate collateral and the real estate market; operating, legal and regulatory risk; fiscal and monetary policy; economic, political and competitive forces affecting the Company’s business; and that management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful, as well as a variety of other matters, most, if not all of which, are beyond the Company’s control.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date, except as may be required by applicable law or regulation.

OVERVIEW AND STRATEGY

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006.  On July 31, 2007, the Company became the bank holding company of the Bank pursuant to a plan of acquisition that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at a special meeting held July 19, 2007.  On June 3, 2008, the Company’s common stock was listed on the American Stock Exchange, now NYSE Amex LLC.  We currently operate a seven branch network and have received FDIC and NJDOBI approval to open our eighth location.  Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current six additional offices are located at 204 Main Street, Fort Lee, NJ 07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 4 Park Street, Harrington Park, NJ 07640, and 104 Grand Avenue, Englewood, NJ 07631.  Our eighth location will be located at 354 Palisade Avenue, Cliffside Park, NJ 07010 and is expected to open during the first quarter of 2012.

We conduct a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  We make commercial loans, consumer loans, and both residential and commercial real estate loans.  In addition, we provide other customer services and make investments in securities, as permitted by law.  We have sought to offer an alternative, community-oriented style of banking in an area, that is dominated by larger, statewide and national financial institutions.  Our focus remains on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market.  As a locally operated community bank, we believe we provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone, internet, and electronic banking.  We endeavor to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

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

Critical Accounting Policies and Judgments

Our financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8 of this report.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or in future periods.  Financial assets and liabilities required to be recorded at, or adjusted to reflect, fair value require the use of estimates, assumptions, and judgments.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our financial condition and results of operations.

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which specific reserves are established; (2) classified loans for which the general valuation allowance for the respective loan type is deemed to be inadequate; and (3) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and the identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific reserves are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General reserves are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although specific and general reserves are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to maintain the allowance for loan losses at an adequate level.  For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make additional provisions for loan losses. Any provision reduces our net income. While the allowance is increased by the provision for loan losses, it is decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. A change in economic conditions could adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require additional provisions for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio could require additional provisions for loan losses.

At December 31, 2011 and 2010, respectively, we consider the ALLL of $4.5 million and $3.7 million adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2011 and 2010, the bank had twelve and seven impaired loans, respectively.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).  Unrealized losses at December 31, 2011 consisted of losses on three investments in government sponsored enterprise obligations which were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intended to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.  All of the investments with unrealized losses at December 31, 2011 were in a loss position for less than twelve months.  At December 31, 2011 and 2010, respectively, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS -  2011 versus 2010

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on interest-bearing liabilities, primarily deposits, which support our assets.  Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net income is also affected by the amount of non-interest income and non-interest expenses, the provision for loan losses and income tax expense.

NET INCOME

For the year ended December 31, 2011, net income increased by $1.1 million, to $3.3 million from $2.2 million for the year ended December 31, 2010.  The increase in net income for the year ended December 31, 2011 compared to 2010 was driven by an increase in the Bank’s net interest income.  The increase in net interest income is reflective of the growth in interest-earning assets as well as management’s focus on disciplined pricing of the deposit portfolio.  The increase in net interest income more than offset the increases in non-interest expenses and income tax expense.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2011 were $0.64 as compared to basic and diluted earnings per share of $0.41 for the year ended December 31, 2010.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the average volumes of interest-earning assets and interest bearing liabilities and the yield earned or the interest paid on them.  For the year ended December 31, 2011, net interest income increased by $2.4 million, or 19.3%, to $15.1 million from $12.7 million for the year ended December 31, 2010.  This increase in net interest income was primarily the result of an increase in loans of $63.1 million, or 20.9% at December 31, 2011 as compared to the same date one year ago, as well as a decrease in the cost of interest bearing liabilities, which decreased by 18 basis points for 2011 as compared to 2010.  Total loans reached $365.2 million at December 31, 2011 from $302.1 million at December 31, 2010.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2011, 2010 and 2009, respectively, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2011 and 2010 was $3 and $2 thousand, respectively.  Securities available for sale are reflected in the following table at amortized cost.  Nonaccrual loans are included in the average loan balance.  Amounts have been computed on a fully tax-equivalent  basis, assuming a blended tax rate of 40% in 2011, and 41% in 2010 and 2009, respectively.

For the years ended December 31,

(dollars in thousands)

	2011			2010			2009
				Average		Average	Average		Average
				Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$337,932	$18,903	5.59%	$279,500	$16,233	5.81%	$251,695	$14,630	5.81%
Securities	42,600	912	2.14	30,719	729	2.37	26,800	783	2.92
Federal Funds Sold	2,260	6	0.27	3,577	12	0.34	5,369	8	0.15
Interest-earning cash accounts*	20,483	43	0.21	18,324	39	0.21	23,062	75	0.33
Total Interest-earning Assets	403,275	19,864	4.93%	332,120	17,013	5.12%	306,926	15,496	5.05%
Non-interest earning Assets	16,706			16,146			13,842
Allowance for Loan Losses	(4,421)			(3,269)			(2,547)
	$415,560			$344,997			$318,221

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearmomg Liabilities:
Demand Deposits	$9,741	$27	0.28%	$8,558	$23	0.27%	$6,312	$11	0.17%
Savings Deposits	7,011	29	0.41	4,753	18	0.38	3,593	12	0.33
Money Market Deposits	53,885	173	0.32	39,279	129	0.33	46,757	228	0.49
Time Deposits	248,529	4,513	1.82	207,723	4,166	2.01	178,749	5,681	3.18
Short Term Borrowings	222	3	1.35	—	—	—	—	—	—
Total Interest Bearing Liabilities	319,388	4,745	1.49%	260,313	4,336	1.67%	235,411	5,932	2.52%
Non-Interest Bearing Liabilities:
Demand Deposits	42,274			32,113			32,271
Other Liabilities	2,332			1,799			1,495
Total Non-Interest Bearing Liabilities	44,606			33,912			33,766
Stockholders’ Equity	51,566			50,772			49,044
LIABILITIES AND STOCKHOLDERS’ EQUITY:	$415,560			$344,997			$318,221

Net Interest Income (Tax Equivalent Basis)		$15,119			$12,677			$9,564
Tax Equivalent Basis adjustment		(3)			(2)			(5)
Net Interest Income		$15,116			$12,675			$9,559
Net Interest Rate Spread			3.44%			3.45%			2.53%
Net Interest Margin			3.75%			3.82%			3.12%
Ratio of Interest-Earning Assets to Interest-Bearing Liabilities				1.28			1.30

*  Interest-earning cash accounts includes funds held at the FRB as the FRB began paying interest on deposits during the fourth quarter of 2008

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2011 and 2010, respectively (in thousands):

	Year ended December 31,			Year ended December 31,
	2011 compared with 2010			2010 versus 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$3,261	$(591)	$2,670	$1,603	$—	$1,603
Securities	247	(65)	182	204	(255)	(51)
Federal funds sold	(4)	(2)	(6)	(1)	5	4
Interest bearing deposits in banks	4	—	4	(13)	(23)	(36)
Total interest income	3,508	(658)	2,850	1,793	(273)	1,520

Interest expense:
Demand deposits	3	1	4	5	7	12
Savings deposits	9	2	11	4	2	6
Money market deposits	48	(4)	44	(33)	(66)	(99)
Time deposits	669	(322)	347	745	(2,260)	(1,515)
Short-term borrowings	3	—	3	—	—	—
Total interest expense	732	(323)	409	721	(2,317)	(1,596)
Change in net interest income	$2,776	$(335)	$2,441	$1,072	$2,044	$3,116

PROVISION FOR LOAN LOSSES

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio.  See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  For the year ended December 31, 2011, the Company’s provision for loan losses was $1.2 million, a decrease of $152,000 from the provision of $1.3 million for the year ended December 31, 2010.  The decreased provision reflects the overall credit quality of the loan portfolio and the stabilization of nonperforming loans.

NON-INTEREST INCOME

Non-interest income, which consists primarily of service fees received from deposit accounts, gains on the sales of securities, and the net loss on the sale of the other real estate owned (“OREO”) property, for the year ended December 31, 2011, was $4 thousand, a decrease of $329 thousand from the $333 thousand received during the year ended December 31, 2010.  The decrease in non-interest income was primarily due to the loss on the sale of OREO property in 2011 of $203 thousand compared to no such loss in 2010, and the gain on the sales of securities of $127 thousand in 2010, and no corresponding gains in 2011.

NON-INTEREST EXPENSES

Non-interest expenses for the year ended December 31, 2011 amounted to $8.4 million, an increase of $341 thousand or 4.2% over the $8.1 million for the year ended December 31, 2010.  This increase was due in most part to increases in salaries and employee benefits, other operating expenses, data processing fees, and occupancy and equipment expense of $410 thousand, $164 thousand, $103 thousand, and $90 thousand, respectively, offset somewhat by a decrease in OREO related expenses of 387 thousand in 2011.  Salaries and employee benefits, occupancy and equipment expenses, and data processing expenses increased in part due to the opening and operating of the Englewood branch in the third quarter of 2011.  The decrease in OREO related expenses was the result of the Bank’s foreclosure of a residential property that had previously been reported as impaired, and the costs to get the property into a saleable condition in 2010 and the sale of that property in 2011.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2011 and 2010 was $2.2 million and $1.5 million, respectively.  The increase in income tax expense during 2011 resulted from the increased pre-tax income in 2011.  The effective tax rate for 2011 was 40.1% compared to 40.6% for 2010.  The income tax provision for the years ended December 31, 2010 and 2009 was $1.5 million and $878,000, respectively.  The increase in income tax expense during 2010 resulted from the increased pre-tax income in 2010.  The effective tax rate for 2010 was 40.6% compared to 41.1% for 2009.

FINANCIAL CONDITION

Total consolidated assets increased $99.5 million, or 26.9%, from $370.3 million at December 31, 2010 to $469.8 million at December 31, 2011.  Total loans increased from $302.1 million at December 31, 2010 to $365.2 million at December 31, 2011, an increase of $63.1 million or 20.9%.  Total deposits increased from $318.4 million on December 31, 2010 to $416.2 million at December 31, 2011, an increase of $97.8 million, or 30.7%.

LOANS

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 20.9% from $302.1 million at December 31, 2010, to $365.2 million at December 31, 2011.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to future consolidation of banking institutions within our market, which we expect to see as a result of increased regulatory standards, market pressures, and the overall economy.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.

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

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively (in thousands):

	December 31,
	2011	2010	2009	2008	2007

Real Estate	$238,782	$194,605	$177,031	$158,950	$123,979
Commercial	57,464	46,073	36,036	33,205	26,642
Credit Lines	67,895	60,378	49,969	41,186	31,566
Consumer	1,019	1,047	895	1,505	1,273

Total Loans	$365,160	$302,103	$263,931	$234,846	$183,460

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2011 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial	$17,944	$3,659	$1,416	$23,019
Real Estate	15,050	17,844	185,960	218,854
Credit Lines	475	5,049	7,689	13,213
Consumer	287	728	4	1,019

Loans with Adjustable Rate
Commercial	$34,445	$—	$—	$34,445
Real Estate	15,434	2,924	1,570	19,928
Credit Lines	142	—	54,540	54,682
Consumer	—	—	—	—

LOAN QUALITY

As mentioned above, our principal assets are our loans.  Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms.  Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.

Non-performing assets include loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due, troubled debt restructuring loans and foreclosed assets.  When a loan is classified as nonaccrual, interest accruals discontinue and all current year past due interest is reversed against loan interest income and any interest applicable to prior years, is reversed against the allowance for loan losses.  Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.  In the case of modified loans that meet the definition of a troubled debt restructuring loan (“TDR”), loan payments are applied as contractually agreed to in the TDR modification (ASC 310-40).

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

As of December 31, 2011 the Bank had eleven nonaccrual loans totaling approximately $6.2 million, of which five loans totaling approximately $1.8 million had specific reserves of $327 thousand and six loans totaling approximately $4.4 million had no specific reserve.  If interest had been accrued on these nonaccrual loans, the interest income would have been approximately $310 thousand for the year ended December 31, 2011.  Within its nonaccrual loans at December 31, 2011, the Bank had three mortgage loans, two residential and one commercial mortgage that met the definition of a TDR. At December 31, 2011, one of these residential TDR loans had an outstanding balance of $490 thousand and a specific reserve of $12 thousand and was not performing in accordance with its modified terms.  The second residential loan classified as a TDR had an outstanding balance of $310 thousand and a specific reserve of $105 thousand and was performing in accordance with its modified terms.  The commercial mortgage had an outstanding balance of $398 thousand had no specific reserve and was also performing in accordance with its modified terms.  At December 31, 2011 there were no loans past due more than 90 days and still accruing interest.

At December 31, 2010, the Bank had six nonaccrual loans totaling approximately $2.2 million, of which three loans totaling $830 thousand had specific reserves of $280 thousand and three loans totaling approximately $1.3 million had no specific reserves.  The Bank recognized income of $18 thousand on these loans in 2010.  If interest had been accrued, such income would have been approximately $142 thousand.  These loans were considered impaired at December 31, 2010, and were evaluated in accordance with ASC Sub-topic 310-40, Troubled Debt Restructurings by Creditors.  After evaluation, specific reserves of $280 thousand were deemed necessary at December 31, 2010.

At December 31, 2010, the Bank had three residential mortgage loans that met the definition of a TDR.  At December 31, 2010, TDR loans had an aggregate outstanding balance of $1.3 million with specific reserves of approximately $8 thousand.  Two of the TDRs, with an aggregate outstanding balance at December 31, 2010 of $843 thousand and a specific reserve of $8 thousand were included in the Bank’s impaired loan totals.  During the third quarter of 2010, two loans reported as impaired and fully reserved at June 30, 2010, which approximated $213 thousand, were charged off.  A third loan, a single family residential loan with a net value of approximately $1.9 million, was foreclosed, resulting in a charge-off of approximately $160 thousand during the period, and a transfer of the balance to other real estate owned.  At December 31, 2010, 2009, 2008 and 2007, respectively, there were no TDRs or loans past due more than 90 days and still accruing interest.  At December 31, 2009 and 2008, the Bank had nonaccrual loans totaling $4.0 million and $2.0 million, respectively.  The Bank had no loans classified as nonaccrual at December 31, 2007.

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

Although specific and general reserves are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to maintain the allowance for loan losses at an adequate level. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make additional provisions for loan losses. Any provision reduces our net income. While the allowance is increased by the provision for loan losses, it is decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. A change in economic conditions could adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require additional provisions for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio could require additional provisions for loan losses.

Our ALLL totaled $4.4 million, $3.7 million and $2.8 million respectively, at December 31, 2011, 2010, and 2009.  The growth of the allowance is primarily due to the growth and composition of the loan portfolio.

The following is an analysis summary of the allowance for loan losses for the periods indicated (dollars in thousands):

	2011	2010	2009	2008	2007

Balance, January 1	$3,749	$2,792	$2,371	$1,912	$866

Charge-offs:
Residential mortgages	(43)	(160)	—	—	—
Consumer loans	—	(219)	(4)	—	—
Credit lines	(25)	—	—	—	—
Commercial real estate	(394)	—	—	—	—

Recoveries:
Commercial real estate	2	—	—	—	—
Consumer loans	2	1	1	—	—

Net charge-offs	(458)	(378)	(3)	—	—

Provision charged to expense	1,183	1,335	424	459	1,046
Balance, December 31	$4,474	$3,749	$2,792	$2,371	$1,912

Ratio of net charge-offs to average loans Outstanding	0.14%	0.14%	*	N/A	N/A

*      Less than 0.01%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :

Allocation of the Allowance for Loan Losses by Category

As of December 31,

(dollars in thousands)

	2011			2010
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans

Balance applicable to:
Real Estate	$2,878	64.33%	65.39%	$2,328	62.10%	65.25%
Commercial	827	18.48%	15.74%	627	16.72%	23.37%
Credit Lines	368	8.23%	18.59%	358	9.55%	10.72%
Consumer	21	0.47%	0.28%	22	0.59%	0.66%

Sub-total	4,094	91.51%	100.00%	3,335	88.96%	100.00%
Unallocated Reserves	380	8.49%		414	11.04%

TOTAL	$4,474	100.00%		$3,749	100.00%

	2009			2008			2007
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans

Balance applicable to:
Real Estate	$2,032	72.78%	80.92%	$1,774	74.82%	78.85%	$1,373	71.81%	67.23%
Commercial	213	7.63%	8.48%	244	10.29%	10.84%	241	12.61%	14.75%
Credit Lines	247	8.92%	9.92%	205	8.65%	9.11%	152	7.95%	15.34%
Consumer	17	0.61%	0.68%	27	1.14%	1.20%	5	0.26%	2.68%

Sub-total	2,509	89.94%	100.00%	2,250	94.90%	100.00%	1,771	92.63%	100.00%
Unallocated Reserves	281	10.06%		121	5.10%		141	7.37%

TOTAL	$2,790	100.00%		$2,371	100.00%		$1,912	100.00%

The provision for loan losses represents our determination of the amount necessary to bring the ALLL to a level that we consider adequate to provide for probable losses inherent in our loan portfolio as of the balance sheet date.  We evaluate the adequacy of the ALLL by performing periodic, systematic reviews of the loan portfolio.  While allocations are made to specific loans and pools of loans, the total allowance is available for any loan losses.  Although the ALLL is our best estimate of the inherent loan losses as of the balance sheet date, the process of determining the adequacy of the ALLL is judgmental and subject to changes in external conditions.  Accordingly, existing levels of the ALLL may ultimately prove inadequate to absorb actual loan losses.  However, we have determined, and believe, that the ALLL is at a level adequate to absorb the probable loan losses in our loan portfolio as of the balance sheet dates.

INVESTMENT SECURITIES

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2011 and 2010, the portfolio was composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

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

At December 31, 2011, total securities aggregated $61.4 million, of which $56.6 million were classified as AFS and $4.8 million were classified as HTM.  The Bank had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2011, 2010, and 2009, respectively (in thousands):

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for sale
Government Sponsored Enterprise obligations	$45,069	$45,321	$18,994	$18,899	$19,000	$19,111
U.S. Treasury obligations	11,079	11,324	9,029	9,024	2,005	2,000
Total available for sale	56,148	56,645	28,023	27,923	21,005	21,111

Held to Maturity
Obligations of states and political subdivisions	4,787	4,787	3,728	3,724	4,296	4,297
Total held to maturity	4,787	4,787	3,728	3,724	4,296	4,297
Total Investment Securities	$60,935	$61,432	$31,751	$31,647	$25,301	$25,408

The following tables set forth as of December 31, 2011 and December 31, 2010, the maturity distribution of the Company’s debt investment portfolio (in thousands):

Maturity of Debt Investment Securities

December 31, 2011

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
	Cost	Value	Cost	Value	Yield (1)

Within 1 year
Obligations of states and political subdivisions	$4,787	$4,787	$—	$—	1.08%
U.S. Treasury obligations	—	—	2,002	2,006	0.57%
Government Sponsored Enterprise obligations	—	—	—	—
	4,787	4,787	2,002	2,006	0.93%

1 to 5 years
U.S. Treasury obligations	—	—	6,015	6,248	1.70%
Government Sponsored Enterprise obligations	—	—	14,017	14,210	1.85%
	—	—	20,032	20,458	1.80%

5-10 years
U.S. Treasury obligations	—	—	3,062	3,071	1.43%
Government Sponsored Enterprise obligations	—	—	31,052	31,110	2.26%
	—	—	34,114	34,181	2.19%

Total	$4,787	$4,787	$56,148	$56,645	1.92%

Maturity of Debt Investment Securities

December 31, 2010

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
	Cost	Value	Cost	Value	Yield (1)

Within 1 year
Obligations of states and political subdivisions	$3,728	$3,724	$—	$—	0.80%
U.S. Treasury obligations	—	—	999	999	0.22%
Government Sponsored Enterprise obligations	—	—	—	—
	3,728	3,724	999	999	0.68%

1 to 5 years
U.S. Treasury obligations	—	—	8,031	8,026	1.42%
Government Sponsored Enterprise obligations	—	—	10,993	11,054	2.58%
	—	—	19,024	19,080	2.09%

5-10 years
Government Sponsored Enterprise obligations	—	—	8,000	7,844	3.08%

Total	$3,728	$3,724	$28,023	$27,923	1.83%

(1)  Yields have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 41% in 2011 and 2010.

During 2011, the Company had no sales from its AFS portfolio.  During 2010, the Company sold three securities from its AFS portfolio and recognized gains of $127,000 from the transactions.

DEPOSITS

Deposits are our primary source of funds.  We experienced a growth of $97.7 million, or 30.7%, in deposits from $318.4 million at December 31, 2010 to $416.2 million at December 31, 2011.  This increase consists of increases in time deposits, interest-bearing demand accounts, noninterest-bearing demand accounts, and savings accounts which increased $52.9 million, $26.5 million, $16.3 million and $2.0 million, respectively.  We believe the overall increase in deposits reflects our competitive but disciplined rate structure and the public perception of our safety and soundness.  During this interest rate environment, our deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2011		2010		2009
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest Bearing Demand	$49,585		$33,244	—	$36,687	—
Interest Bearing Demand	77,330	0.36%	50,827	0.33%	45,899	0.45%
Savings	8,126	0.51%	6,112	0.46%	4,473	0.30%
Time Deposits	281,122	1.82%	228,238	1.82%	180,084	3.18%

	$416,163		$318,421		$267,143

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2011 (in thousands):

Three months or less	$48,864
Over three months through 6 months	37,777
Over six months through twelve months	51,754
Over one year through three years	40,523
Over three years	56,286
$235,204

RETURN ON EQUITY AND ASSETS

The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, equity to assets ratio, or average equity divided by average total assets and dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Fiancial Ratios:	2011	2010	2009
Return on Average Assets (ROA)	0.80%	0.62%	0.40%
Return on Average Equity (ROE)	6.44%	4.24%	2.56%
Equity to Total Assets at Year-End	11.05%	13.54%	15.50%
Dividend Payout Ratio	62.70%	79.87%	124.24%

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

Our total deposits equaled $416.2 million and $318.4 million, respectively, at December 31, 2011 and 2010.  The growth in funds provided by deposit inflows during this period coupled with our cash position at the end of 2011 has been sufficient to provide for our loan demand.

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

Although we were a net seller of federal funds at December 31, 2011, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  At December 31, 2011, the Bank had no borrowed funds outstanding.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability.  Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk.  Our loan maturity assumptions are based upon actual maturities within the loan portfolio.  Equity securities have been included in “Other Assets” as they are not interest rate sensitive.  At December 31, 2011, we were within the target gap range established by ALCO.

Cumulative Rate Sensitive Balance Sheet

December 31, 2011

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$4,913	$6,566	$6,794	$27,252	$34,180	$61,432

Loans:
Commercial	50,749	51,423	52,975	56,633	831	57,464
Real Estate	29,017	39,190	51,224	153,091	85,691	238,782
Credit Lines	54,682	54,682	55,157	60,206	7,689	67,895
Consumer	58	107	291	1,019	—	1,019

Federal Funds sold and Interest-Bearing Deposits in Banks	31,830	31,830	31,830	31,830	—	31,830
Other Assets					11,420	11,420

TOTAL ASSETS	$171,249	$183,798	$198,271	$330,031	$139,811	$469,842

Transaction / Demand Accounts	$9,645	$9,645	$9,645	$9,645	$—	$9,645
Money Market	67,685	67,685	67,685	67,685	—	67,685
Savings Deposits	8,126	8,126	8,126	8,126	—	8,126
Time Deposits	57,911	101,519	167,672	281,122	—	281,122
Other Liabilities					51,358	51,358
Equity					51,906	51,906

TOTAL LIABILITIES AND EQUITY	$143,367	$186,975	$253,128	$366,578	$103,264	$469,842

Dollar Gap	$27,882	$(3,177)	$(54,857)	$(36,547)
Gap / Total Assets	5.93%	-0.68%	-11.68%	-7.78%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	119.45%	98.30%	78.33%	90.03%

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

We continually evaluate interest rate risk management opportunities.  During 2011, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2011.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2011

(Dollars in thousands)

	Avg. Int. Rate	2012	2013	2014	2015	2016	There- After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	5.59%	$159,646	$8,519	$33,554	$4,315	$64,914	$94,212	$365,160	$367,500
Securities net of equity securities	2.13%	6,793	2,066	3,011	7,271	8,110	34,181	61,432	61,432

Fed Funds Sold	0.27%	463	—	—	—	—	—	463	465
Interest-earning Cash	0.21%	31,367	—	—	—	—	—	31,367	31,117

Interest Rate Sensitive Liabilities :

Demand Deposits	0.28%	9,645	—	—	—	—	—	9,645	9,645

Savings Deposits	0.41%	8,126	—	—	—	—	—	8,126	8,126
Money Market Deposits	0.32%	67,685						67,685	67,685

Time Deposits	1.82%	$167,671	$39,904	$7,394	$12,558	$53,595	—	$281,122	$284,448

The Bank had no borrowed funds at December 31, 2011.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2011, as well as regulatory capital category definitions:

		Minimum Requirements
		to be	Minimum Requirements
		“Adequately	to be
	December 31, 2011	Capitalized”	“Well Capitalized”
Risk-Based Capital :
Tier 1 Capital Ratio	11.37%	4.00%	6.00%
Total Capital Ratio	14.01%	8.00%	10.00%
Leverage Ratio	15.23%	4.00%	5.00%

The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2011 and 2010, respectively.  As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.

The Bank’s capital ratios as presented in the table above are similar to those of the Company.

CONTRACTUAL OBLIGATIONS

As of December 31, 2011, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$834	$1,634	$1,226	$2,662	$6,356
Remaining contractual maturities of time deposits	167,672	47,298	66,152	—	281,122
Total Contractual Obligations	$168,506	$48,932	$67,378	$2,662	$287,478

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2011 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$37,835
Credit Lines	23,804
Standby letters of credit and other	1,703
$63,342

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s commitments to extend credit and letters of credit constitute financial instruments with off-balance sheet risk.  See Note 15 of the notes to consolidated financial statements included in this report for additional discussion of “Off-Balance Sheet” items, which discussion is incorporated in this item by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Bancorp of New Jersey, Inc.

We have audited the consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Philadelphia, Pennsylvania
March 30, 2012

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands, except share data)

	2011	2010

Assets

Cash and due from banks	$642	$605
Interest bearing deposits	31,117	22,134
Federal funds sold	463	465
Total cash and cash equivalents	32,222	23,204

Interest bearing time deposits	250	—

Securities available for sale	56,645	27,923
Securities held to maturity (fair value approximates $4,787 and $3,724, at December 31, 2011 and 2010, respectively)	4,787	3,728
Restricted investment in bank stock, at cost	549	491

Loans	365,160	302,103
Deferred loan fees and costs, net	(66)	—
Allowance for loan losses	(4,474)	(3,749)
Net loans	360,620	298,354

Premises and equipment, net	10,203	9,927
Accrued interest receivable	1,515	1,285
Other real estate owned	—	1,938
Other assets	3,051	3,405
Total assets	$469,842	$370,255

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$49,585	$33,244

Interest-bearing deposits
Savings, money market and time deposits	131,374	97,730
Time deposits of $100 or more	235,204	187,447
Total deposits	416,163	318,421

Accrued expenses and other liabilities	1,773	1,696
Total liabilities	417,936	320,117

Commitments and Contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at December 31, 2011 and December 31, 2010	49,546	49,390
Retained Earnings	2,046	807
Accumulated other comprehensive income (loss)	314	(59)
Total stockholders’ equity	51,906	50,138
Total liabilities and stockholders’ equity	$469,842	$370,255

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2011 and 2010

(Dollars in thousands, except per share data)

	2011	2010

Interest income:
Loans, including fees	$18,903	$16,233
Securities	909	727
Interest-earning deposits in banks	43	39
Federal funds sold	6	12
Total interest income	19,861	17,011

Interest expense:
Savings and money markets	229	170
Time deposits	4,513	4,166
Short term	3	—
Total interest expense	4,745	4,336

Net interest income	15,116	12,675

Provision for loan losses	1,183	1,335
Net interest income after provision for loan losses	13,933	11,340

Non interest income
Fees and service charges on deposit accounts	193	185
Fees earned from mortgage referrals	14	21
Loss on sale of other real estate owned	(203)	—
Gains on sale of securities	—	127
Total non interest income	4	333

Non interest expense
Salaries and employee benefits	4,356	3,946
Occupancy and equipment expense	1,577	1,487
FDIC and state assessments	458	524
Professional fees	407	380
Data processing	566	463
Other real estate owned related expenses	—	387
Other operating expenses	1,027	863
Total non interest expenses	8,391	8,050

Income before income taxes	5,546	3,623
Income tax expense	2,224	1,472

Net income	$3,322	$2,151

Earnings per share:
Basic	$0.64	$0.41
Diluted	$0.64	$0.41

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2011 and 2010

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss) Income	Total
Balance at January 1, 2010	$49,096	$373	$66	$49,535

Recognition of stock option expense	294			294
Dividends on common stock		(1,717)		(1,717)

Comprehensive Income:
Net income		2,151		2,151
Unrealized losses on securities available for sale			(125)	(125)
Total comprehensive income				2,026

Balance at December 31, 2010	49,390	807	(59)	50,138

Recognition of stock option expense	156			156
Dividends on common stock		(2,083)		(2,083)

Comprehensive Income:
Net income		3,322		3,322
Unrealized gains on securities available for sale			373	373
Total comprehensive income				3,695

Balance at December 31, 2011	$49,546	$2,046	$314	$51,906

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$3,322	$2,151
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,183	1,335
Deferred tax benefit	(433)	(444)
Depreciation and amortization	430	430
Recognition of stock option expense	156	294
Loss on sale of other real estate owned	203	—
Gain on sale of securities	—	(127)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(230)	(112)
Decrease in other assets	564	265
Decrease in other liabilities	327	328
Net cash provided by operating activities	5,522	4,120

Cash flows from investing activities:
Purchases of securities available for sale	(56,141)	(38,074)
Purchases of securities held to maturity	(4,787)	(3,728)
Proceeds from maturities of securities held to maturity	3,728	4,296
Proceeds from called or matured securities available for sale	28,016	25,014
Purchase of interest bearing time deposits	(250)	—
Proceeds from sales of securities available for sale	—	6,169
Purchase of restricted investment in bank stock	(58)	(72)
Net increase in loans	(63,449)	(40,475)
Proceeds from sale of other real estate owned	1,484	—
Purchases of premises and equipment	(706)	(143)
Net cash used in investing activities	(92,163)	(47,013)

Cash flows from financing activities:
Net increase in deposits	97,742	51,278
Increase in short term borrowings	19,000	—
Repayment of short term borrowing	(19,000)	—
Dividends	(2,083)	(3,279)
Net cash provided by financing activities	95,659	47,999

Increase in cash and cash equivalents	9,018	5,106
Cash and cash equivalents at beginning of year	23,204	18,098
Cash and cash equivalents at end of year	$32,222	$23,204

Supplemental information:
Cash paid during the year for:
Interest	$4,575	$4,270
Taxes	$2,650	$2,544
Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	1,938

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2011 presentation.  These reclassifications did not have an impact on income.

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

Since opening in May, 2006, the Bank has established six branch offices in addition to its main office.  The Bank expects to continue to seek additional strategically located branch locations within Bergen County.  Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

During the second quarter of 2009, the Bank formed BONJ-New York Corporation.  The New York subsidiary is engaged in the business of acquiring, managing and administering portions of Bank of New Jersey’s investment and loan portofolios.

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

Subsequent Events

The Company has evaluated subsequent events in preparing the December 31, 2011 Consolidated Financial Statements.  Management believes there were no events that occurred after December 31, 2011, but before the financial statement was available to be issued that would require disclosure.

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

Regulators

The Bank is subject to federal and New Jersey statutes aplicable to banks chartered under the New Jersey banking laws.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, the Bank is subject to regulation, supervision, and examination by the New Jersey State Department of Banking and Insurance and the FDIC.  The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System.

Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains and losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity.  The Bank held no trading securities at December 31, 2011 and 2010.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

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

The Bank adopted guidance for other-than-temporary impairments of debt securities and expanded the financial statement discloures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

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

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturityor payoff are stated at their outstanding unpaid principal balances, net of an allowance for loanlosses and any deferred fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Company is generally amortizingthese amounts over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and commercial construction.  Consumer loans consist of the following classes: residential mortgage loans, home equity loans and other consumer loans.

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

The allowance for credit losses is maintained at a level considered adequate to provide for losses that are probable and reasonable to estimate.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio and unfunded commitments, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

The Company’s methodology for the determination of the allowance for loan losses includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition to the Company’s methodology, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses was adequate.

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

The Company recorded compensation expense of $156,000 and $294,000 during 2011 and 2010, respectively.  At December 31, 2011, the Company had unrecognized compensation expense amounting to approximately $143,000 related to un-vested options.  The unrecognized expense will be recognized over the remaining vesting terms.

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

As required by ASC Topic 790, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  Corporate tax returns for the years 2007 through 2011 remain open to examination by taxing authorities.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Bank applied ASC Topic 790 to all tax positions for which the statute of limitations remained open.  There was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $93 thousand and $53 thousand for 2011 and 2010, respectively.

Transfer of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.

Restricted Investment in Bank Stock

Restricted stock, is comprised of stock in the Federal Home Loan Bank of New York and Atlantic Central Bankers’ Bank.  Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2011 and 2010.

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank (FHLB) of $449 thousand and $391 thousand and Atlantic Central Bankers Bank (ACBB) of $100 thousand and $100 thousand, as of December 31, 2011 and 2010, respectively.

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

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2011.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2011 and 2010, these reserve balances amounted to $1.2 million and $786 thousand, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.                                              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2011 and December 31, 2010 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,787	$—	$—	$4,787

Securities Available for Sale:
U.S. Treasury obligations	11,079	245	—	11,324
Government Sponsored Enterprise obligations	45,069	267	(15)	45,321
Total securities available for sale	56,148	512	(15)	56,645

Total securities	$60,935	$512	$(15)	$61,432

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$3,728	$—	$(4)	$3,724

Securities Available for Sale:
U.S. Treasury obligations	9,029	11	(16)	9,024
Government Sponsored Enterprise obligations	18,994	110	(205)	18,899
	28,023	121	(221)	27,923

Total securities	$31,751	$121	$(225)	$31,647

Securities with an amortized cost of $8.0 million and a fair value of $8.3 million were pledged to secure public funds on deposit at December 31, 2011.  Securities with an amortized cost and a fair value of $2.0 million, were pledged to secure public funds on deposit at December 31, 2010.

During 2011, the Company did not sell any securities from its available for sale or held to maturity portfolios.  During 2010, the Company sold three securities from its available for sale portfolio and recognized gains of approximately $127 thousand from the transactions. The Company did not sell any securities from its held to maturity portfolio in 2010.

Government Sponsored Enterprise obligations.  Unrealized losses at December 31, 2011 consisted of losses on three investments in government sponsored enterprise obligations which were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.  All of the investments with unrealized losses at December 31, 2011 were in a loss position for less than twelve months.

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
Government Sponsored Enterprise obligations	$4,985	$15	$—	$—	$4,985	$15
Total securities available for sale	$4,985	$15	$—	$—	$4,985	$15

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligations	$6,007	$16	$—	$—	$6,007	$16
Government Sponsored Enterprise obligations	9,788	205	—	—	9,788	205
Total securities available for sale	$15,795	$221	$—	$—	$15,795	$221

At December 31, 2011, the Company held no securities held to maturity with unrealized losses.

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

The following table sets forth as of December 31, 2011, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

2011

	December 31, 2011
	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$4,787	$4,787	$2,002	$2,006

1-5 years	—	—	20,032	20,458

Over 5 years	—	—	34,114	34,181

	$4,787	$4,787	$56,148	$56,645

NOTE 3.                                              Loans and Allowance for Loan Losses

Loans at December 31, 2011 and 2010, respectively, are summarized as follows (in thousands):

	December 31, 2011	December 31, 2010

Commercial real estate	$186,187	$142,198
Residential mortgages	52,595	52,407
Commercial	57,464	46,073
Credit lines	67,895	60,378
Consumer	1,019	1,047

	$365,160	$302,103

The Bank grants commercial, mortgage and installment loans primarily to New Jersey residents and businesses within its local trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss.  The Bank believes its lending policies and procedures adequately manage the exposure to such risks and that the alloawance for loan losses is maintained at a level which is adequate to provide for losses known and inherent in our loan portfolio that are both probable and reasonable to estimate.

The activity in the allowance for loan losses is as follows (in thousands):

	Years ended December 31,
	2011	2010

Balance at beginning of period	$3,749	$2,792
Provision charged to expense	1,183	1,335
Loans charged off	(462)	(379)
Recoveries	4	1

Balance at end of period	$4,474	$3,749

The following table presents the activity in the allowance for loan losses and recorded investments in loans for the year ended December 31, 2011 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer- Other	Unallocated	Total
Allowance for loan losses
losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	(394)	(43)	—	(25)	—	—	$(462)
Recoveries	2	—	—	—	2	—	$4
Provisions	838	147	200	35	(3)	(34)	$1,183
Ending balance	$2,408	$470	$827	$368	$21	$380	$4,474
Ending balance: individually evaluated for impairment	160	117	50	—	—	—	327
Ending balance: collectively evaluted for impairment	2,248	353	777	368	21	380	4,147

Loans receivables:
Ending balance	$186,187	$52,595	$57,464	$67,895	$1,019	$—	$365,160
Ending balance: individually evaluted for impairment	2,130	2,487	325	1,253	—	—	6,195
Ending balance: collectively evaluated for impairment	184,057	50,108	57,139	66,642	1,019	—	358,965

The following table presents the balance in the allowance for loan losses and the recorded investment in loans as of December 31, 2010 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer- Other	Unallocated	Total
Allowance for loan losses
Ending balance	$1,962	$366	$627	$358	$22	$414	$3,749
Ending balance: individually evaluted for impairment	255	8	—	25	—	—	288
Ending balance: collectively evaluted for impairment	1,707	358	627	333	22	414	3,461

Loan receivables:
Ending balance	$142,198	$52,407	$46,073	$60,378	$1,047	$—	$302,103
Ending balance: individually evaluted for impairment	1,580	1,087	—	25	—	—	2,692
Ending balance: collectively evaluated for impairment	140,618	51,320	46,073	60,353	1,047	—	299,411

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,733	$1,733	$184,454	$186,187
Residential mortgages	—	—	2,487	2,487	50,108	52,595
Commercial	—	—	325	325	57,139	57,464
Home equity	180	—	1,253	1,433	66,462	67,895
Consumer- other	27	—	—	27	992	1,019
Total	$207	$—	$5,798	$6,005	$359,155	$365,160

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,580	$1,580	$140,618	$142,198
Residential mortgages	—	—	554	554	51,853	52,407
Commercial	—	405	—	405	45,668	46,073
Home equity	—	—	25	25	60,353	60,378
Consumer- other	—	—	—	—	1,047	1,047
Total	$—	$405	$2,159	$2,564	$299,539	$302,103

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2011and 2010 (in thousands):

December 31, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer- Other	Total

Pass	$180,897	$50,108	$57,139	$66,642	$1,019	$355,805
Special Mention	3,160	—	—	—	—	3,160
Substandard	2,130	2,487	325	1,253	—	6,195
Doubtful	—	—	—	—	—	—
Total	$186,187	$52,595	$57,464	$67,895	$1,019	$365,160

December 31, 2010	Commercial real estate	Residential mortgages	Commercial	Home equity	Consumer	Total

Pass	$136,451	$50,881	$45,748	$60,353	$1,047	$294,480
Special Mention	4,942	1,526	325			6,793
Substandard	805		—			805
Doubtful	—	—	—	25	—	25
Total	$142,198	$52,407	$46,073	$60,378	$1,047	$302,103

As of December 31, 2011 the Bank had eleven nonaccrual loans totaling approximately $6.2 million, of which five loans totaling approximately $1.8 million had specific reserves of $327 thousand and six loans totaling approximately $4.4 million had no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income would have been approximately $310 thousand and $142 thousand, respectively, for the years ended December 31, 2011 and 2010, respectively.  Within its nonaccrual loans at December 31, 2011, the Bank had three mortgage loans, two residential and one commercial mortgage that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2011, one of these residential TDR loans had an outstanding balance of $490 thousand, had a specific reserve connected with it for $12 thousand and was not performing in accordance with its modified terms.  The second residential loan classified as a TDR had an outstanding balance of $310 thousand, had a specific reserve of $105 thousand connected to it and is performing in accordance with its modified terms.  The commercial mortgage had an outstanding balance of $398 thousand, had no specific reserve connected with it and is also performing in accordance with its modified terms.

The following tables provide information about the Bank’s nonaccrual loans at December 31, 2011 and 2010 (in thousands):

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Non-accrual loans with specific reserves:
Commercial real estate	$957	$957	$160	$1,264	$9
Residential mortgage	800	843	117	515	23
Commercial	$50	$50	$50	$10	$2
Total non-accrual loans with specific reserves	1,807	1,850	327	1,789	34

Non-accrual loans with no specific reserves:
Commercial real estate	1,173	1,173	—	1,016	32
Residential mortgages	1,687	1,687	—	1,163	24
Commercial	275	275	—	115	13
Home equity	1,253	1,253	—	752	13
Total non-accrual loans with no specific reserves	4,388	4,388	—	3,046	82
Total non-accrual loans	$6,195	$6,238	$327	$4,835	$116

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Non-accrual loans with specific reserves:
Commercial real estate	$805	$805	$255	$805	$—
Residential mortgages	533	533	8	320	—
Home equity	25	25	25	5	1
Total non-accrual loans with specific reserves	1,363	1,363	288	1,130	1

Non-accrual loans with no specific reserves:
Commercial real estate	775	775	—	465	—
Residential mortgage	554	554	—	359	17
Home equity	—	—	—	—	—
Total non-accrual loans with no specific reserves	1,329	1,329	—	824	17
Total non-accrual loans	$2,692	$2,692	$288	$1,954	$18

As of December 31, 2011, the Bank had twelve impaired loans totaling approximately $6.4 million, of which eleven loans totaling approximately $6.2 million were non-accruing.  The additional loan classified as impaired is a residential loan that meets the definition of a TDR.  At December 31, 2011, this loan had an outstanding balance of $255 thousand, had no specific reserve connected with it and is performing in accordance with its modified terms.

The following table presents the Company’s impaired loans at December 31, 2011 and 2010 (in thousands):

Average impaired loans for 2011 and 2010 were $6.7 million and $3.5 million, respectively.

The following tables provide information about the Bank’s impaired loans at December 31, 2011 and 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$160	$896	$9
Residential mortgage	800	843	117	497	23
Commercial	50	50	50	50	2
Total impaired loans with specific reserves	1,807	1,850	327	1,443	34

Impaired loans with no specific reserves:
Commercial real estate	1,174	1,174	—	1,177	32
Residential mortgage	1,941	1,941	—	1,838	24
Commercial	275	275	—	275	13
Home equity	1,253	1,253	—	1,253	13
Total impaired loans with no specific reserves	4,643	4,643	—	4,543	82
Total impaired loans	$6,450	$6,493	$327	$5,986	$116

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$805	$805	$255	$805	$—
Residential mortgage	533	533	8	320	—
Home equity	25	25	25	5	1
Total impaired loans with specific reserves	1,363	1,363	288	1,130	1

Impaired loans with no specific reserves:
Commercial real estate	775	775	—	465	—
Residential mortgage	554	554	—	359	17
Home equity	—	—	—	—	—
Total impaired loans with no specific reserves	1,329	1,329	—	824	17
Total impaired loans	$2,692	$2,692	$288	$1,954	$18

The Company’s policy for interest income recognition on impaired loans is to recognize income on current and performing restructured loans under the accrual method.  The Company recognizes income on impaired loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.  There was $116 thousand of income recognized in 2011 on loans that were impaired.  There was $18 thousand of income recognized in 2010 on loans that were impaired.  Interest income that would have been recorded had the loans been on accrual status amounted to approximately $310 thousand and approximately $142 thousand for 2011 and 2010, respectively.

The Bank adopted the amendments in Accounting Standards Update No. 2011-02 during 2011. As required, the Bank reassessed all restructurings that occurred on or after the beginning of the 2011 fiscal year for identification as TDRs and found that there were two restructurings during the year ended December 31, 2011 that met the requirements of a TDR.  One of these restructurings had been reported as a TDR in the first quarter, and the second took place in the quarter ended December 31, 2011.  At December 31, 2011, the Bank had a total of four loans, one accruing and three non-accruing which meet the definition of a TDR and as such were also classified as impaired.  The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in FASB ASC Section 310-10-35 for those loans identified as impaired. At the end of the first interim period of adoption for the Bank, the recorded investment in TDR loans for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and are now impaired under ASC Section 310-10-35 was $1.5 million, and the allowance for loan losses associated with those TDR loans, on the basis of a current evaluation of loss, was $117 thousand.

The following table presents TDR loans as of December 31, 2011 (in thousands):

	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$255	$800	$1,055
Commercial real estate	—	398	398
	$255	$1,198	$1,453

The following table summarizes information in regards to troubled debt restructurings that occurred during the year ended December 31, 2011 (in thousands):

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investments	Investments
Troubled Debt Restructurings

Commercial real estate	1	$398	$398
Residential mortgages	1	244	255
	2	$642	$653

As indicated in the table above, the Bank modified one commercial real estate mortgage and one residential mortgage during the year ended December 31, 2011.  As a result of the modified terms of the new loans, the effective interest rate of the new terms of the modified loans were reduced when compared to the interest rate of the original terms of the modified loans.  The Bank did not record an impairment due to the fair value of the underlying collateral of each loan being greater than the amount of the modified loan.  The borrowers have remained current since the modification.

During the the year ended December 31, 2011, the Bank had one residential mortgage meeting the definition of a TDR which had a payment default.  This loan had an unpaid principal balance of $533 thousand at December 31, 2011, and incurred a $43 thousand charge-off during the fourth quarter of 2011, reducing the net balance of the loan to $490 thousand.  The loan also had a specific reserve of approximately $12 thousand.

At December 31, 2011, the Bank had two residential mortgages and one commercial real estate mortgage that meet the definition of a TDR and which were performing to their modified terms.

The following table displays troubled debt restructurings as of December 31, 2011, which were performing according to agreement (in thousands):

	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$564	$564
Commercial real estate	—	—	—	—	398	398
	$—	$—	$—	$—	$962	$962

NOTE 4.                                              Premises and Equipment

At December 31, premises and equipment consists of the following (in thousands):

	2011	2010

Land	$4,828	$4,828
Building	5,559	5,115
Furniture and fixtures	589	551
Equipment	1,105	881
	12,081	11,375
Less accumulated depreciation and amortization	1,878	1,448
Total premises and equipment, net	$10,203	$9,927

Depreciation expense amounted to $430 thousand for the years ended December 31, 2011 and 2010, respectively.

NOTE 5.                                              Deposits

At December 31, 2011 and 2010, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2011	2010
3 months or less	$57,911	$64,933
Over 3 months through 12 months	109,761	114,537
Over 1 year through 2 years	39,904	22,228
Over 2 years through 3 years	7,394	5,520
Over 3 years through 4 years	12,558	8,565
Over 4 years through 5 years	53,594	12,455
	$281,122	$228,238

NOTE 6.                                              Short Term Borrowings

At December 31, 2011 and 2010, the Bank had no borrowed funds outstanding.  We have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, we are a member of the Federal Home Loan Bank of New York (FHLBNY) .  The FHLBNY relationship could provide additional sources of liquidity, if required.  We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

NOTE 7.                                              Income Taxes

Income tax expense from operations for the years ended December 31 is as follows (in thousands):

	2011	2010
Current tax expense:
Federal	$2,076	$1,506
State	581	451
Deferred income tax benefit:
Federal	(340)	(350)
State	(93)	(135)

Income tax expense	$2,224	$1,472

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Start up expenses	$328	$363
Allowance for loan losses	1,750	1,497
Accrued expenses	199	165
Stock compensation plans	410	371
Unrealized loss on AFS securities	—	41
Total gross deferred tax assets	2,687	2,437

Deferred tax liabilities:
Unrealized gain on AFS securities	(183)	—
Deferred loan costs	(78)	(72)
Prepaid expenses	(51)	(52)
Other	(20)	(167)
Total gross deferred tax liabilities	(332)	(291)

Net deferred tax asset	$2,355	$2,146

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2011 and 2010, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2011	2010

Computed “expected” tax expense	$1,886	$1,232
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax (benefit) expense	322	209
Tax exempt income	(11)	(8)
Stock-based compensation	20	20
Meals and entertainment	7	4
Other	—	15
	$2,224	$1,472

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  Corporate tax returns for the years 2007 through 2011 remain open to examination by taxing authorities.

NOTE 8.               Leases

The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to

$618,000 and $578,000 respectively, annually, for the years ended December 31, 2011 and December 31, 2010.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2011 (in thousands):

Year ending December 31,

2012	$834
2013	855
2014	779
2015	657
2016	569
Thereafter	2,662
$6,356

NOTE 9.                                              Related-party Transactions

The Bank has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Bank’s board of directors.  None of such loans at December 31, 2011 and 2010, respectively, were nonaccrual, past due, restructured or potential problems, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following table represents a summary of related-party loans during 2011 and 2010 (in thousands):

	2011	2010

Outstanding loans at beginning of the year	$34,750	$27,190
New Loans	7,139	15,481
Repayments	(4,321)	(7,921)
Outstanding loans at end of the year	$37,568	$34,750

Two of our directors have acted as the Bank’s counsel on several loan closings.  During 2011 and 2010 the total cost of such work has been reimbursed by the respective loan customers and totals $204,000 and $182,000, respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters.  The total amount paid for legal fees, for non-loan related matters was approximately $14,000 in 2011 and approximately $11,000 in 2010.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $102,000 and $110,000 in 2011 and 2010, respectively.

One of our directors provided appraisal services on several loan closings.  Although certain of these payments are reimbursed by our customer, the total amount paid for appraisal services during 2011 and 2010 was approximately $7,000 and $6,000, respectively.

One of the Company’s directors is a principal in a company that the Bank rents office space from.  The total amount paid for rent to this company for 2011 was $3,600, and for 2010 was $1,200.

One of the Company’s directors is a principal in a company that the Bank has entered into a lease with for the rental of office space.  No money was paid during 2011 as the contract was not in effect until 2012.  This agreement was reviewed by the Bank’s regulatory agencies as part of the application for a new branch.

Our disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests, have determined that each is on arm’s-length terms, and have approved each such transaction and relationship.

NOTE 10.                                       Earnings Per Share

The Company’s calculation of earnings per share in accordance with ASC Topic 260, Earnings per Share, is as follows:

	For the Year Ended
	December 31,
(In thousands except per share data)	2011	2010
Net income applicable to common stock	$3,322	$2,151
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.64	$0.41

Net income applicable to common stock	$3,322	$2,151
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	7	14
Weighted average number of common shares outstanding- diluted	5,214	5,221
Diluted earnings per share	$0.64	$0.41

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the years ended December 31, 2011, and 2010, respectively, because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the years ended December 31, 2011, and December 31, 2010, respectively.

NOTE 11.             Comprehensive Income

ASC Topic 220, Comprehensive Income, requires the reporting of comprehensive income, which includes net income as well as certain other items, which result in changes to equity during the period.  Total comprehensive income is presented for the years ended December 31, 2011 and 2010 (in thousands) as follows:

	For the Year Ended Ended
	December 31,
Comprehensive Income	2011	2010

Net income	$3,322	$2,151

Urealized holding gains (losses) on securities available for sale, net of taxes of $(224) and $132 for 2011 and 2010, respectively	373	(202)
Reclassification adjustment for gain on sale of securities, net of tax expense of $0 and $(50) for 2011 and 2010, respectively	—	77

Total comprehensive income	$3,695	$2,026

NOTE 12.             Stockholders’ Equity and Dividend Restrictions

Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share.  The stock offering resulted in net proceeds of $42,684,000.

During the fourth quarter of 2011, the Company declared a cash dividend of $0.40 per share.  The cash dividend was paid on December 14, 2011 to all shareholders as of record date October 17, 2011.  The cash dividend was paid from the retained earnings of the Company.

In February 2012, the Company announced an intention to pay a quarterly cash dividend and declared an initial quarterly dividend of $0.06 per share, payable on March 31, 2012 to shareholders of record at the close of business on February 29, 2012. While future dividends will be subject to approval by the board of directors, the Company is initially targeting an aggregate annual dividend payout of $0.24 per share, with future quarterly payments in June, September and December 2012.  The decision to pay, as well as the timing and amount of any future dividends to be paid by the Company will be determined by the board of directors, giving consideration to the Company’s earnings, capital needs, financial condition, and other relevant factors.

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

NOTE 13.                                       Benefit Plans

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  The option price per share is the market value of the Bank’s stock on the date of grant.  At December 31, 2011 and 2010, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank.

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

A summary of stock option activity under the 2006 Stock Option Plan during 2011 and 2010 is presented below:

	Number of Shares	Weighted Average Price per Share	Average Intrinsic Value (1)
Outstanding at December 31, 2009	188,500	$10.24	$156,810

Granted	—	—
Forfeited	(600)	$11.50
Exercised	—	—

Outstanding at December 31, 2010	187,900	$10.24	$211,464

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2011	187,900	$10.24

Exercisable at December 31, 2011	171,217	$10.12	$10,769

(1)    The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2011.  This amount changes based on the changes in the market value in the Company’s stock.

Information pertaining to options outstanding under the 2006 Stock Option Plan at December 31, 2011 is as follows:

Range of Exercise Prices	Number Of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$9.09	97,900	4.92	$9.09
$11.50	90,000	6.00	$11.50
	187,900

Under the 2006 Stock Option Plan, there were a total of 16,683 unvested options at December 31, 2011, and approximately $54,000 remains to be recognized in expense over the next year.  There were no options related to the 2006 Stock Option Plan granted or exercised during 2011 or 2010, respectively.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At December 31, 2011 and 2010, non-qualified options to purchase 414,668 shares of the Company’s stock were issued to non-employee directors of the Company.

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

A summary of the stock option activity during 2011 and 2010 is as follows:

	Number of Shares	Weighted Average Price per Share	Average Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	414,668	$11.50	$—	7.81

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2010	414,668	$11.50	$—	6.81

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2011	414,668	$11.50

Exercisable at December 31, 2011	387,173		$—	5.81

(1)    The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2011 and 2010, respectively.  This amount changes based on the changes in the market value in the Company’s stock.

Under the 2007 Directors Stock Option Plan, there were a total of 27,495 unvested options at December 31, 2011, and approximately $89,000 remains to be recognized in expense over the next year.  During 2011 and 2010, respectively, no Director Options were granted.

2011 Equity Incentive Plan

During 2011, the Bank’s stockholders approved the 2011 Equity Incentive Plan.  This plan provides for the issuance of up to 250,000 shares of the Company’s common stock in respect of awards, which may be options, stock appreciation rights, restricted stock, restricted stock units or performance awards, to be issued to employees, directors, consultants or other service providers of the Company.  Only options granted to employees may be granted as incentive stock options.  The option price per share is the market value of the Bank’s stock on the date of grant.  At December 31, 2011, no stock options to purchase shares have been issued through this plan.

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

There were no options granted during 2011 and 2010, respectively.

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

Defined Contribution Plan

The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit.  The Company matches a percentage of employee contributions at the board’s discretion.  The Company made a matching contribution of approximately $56,000 and $50,000 thousand during 2011 and 2010, respectively.

NOTE 14.                                      Regulatory Capital Requirements

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject2 to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-wieghted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2011 and 2010, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010, respectively, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

			FDIC requirements
			Minimum Capital		For Classification
	Bank actual		Adequacy		As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Leverage (Tier 1) Capital	$51,592	11.37%	$18,153	4.00%	$22,691	5.00%
Risk-based capital:
Tier 1	$51,592	14.01%	$14,728	4.00%	$22,092	6.00%
Total	$56,066	15.23%	$29,455	8.00%	$36,819	10.00%

December 31, 2010:
Leverage (Tier 1) Capital	$50,197	13.85%	$14,495	4.00%	$18,119	5.00%
Risk-based capital:
Tier 1	$50,197	16.79%	$11,956	4.00%	$17,934	6.00%
Total	$53,944	18.04%	$23,912	8.00%	$29,889	10.00%

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

The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans at December 31, 2011 totaled $61.6 million compared to $45.9 million at December 31, 2010.

Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2011 and 2010, the Bank had outstanding letters of credit to customers totaling $1.7 million and $730,000, respectively, whereby the Bank guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2011 and 2010, such amounts were deemed not material.

NOTE 16.                                       Financial Information of Parent Company

The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006.  The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007.  The following information represents the parent only Balance Sheets as of December 31, 2011 and 2010, respectively, and the Statements of Income for the twelve months ended December 31, 2011 and December 31, 2010 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheet

(in thousands)

	December 31,
	2011	2010
Assets:
Investment in subsidiary, net	$51,906	$50,138
Total assets	$51,906	$50,138

Liabilities and stockholders’ equity:
Stockholders’ equity	$51,906	$50,138
	$51,906	$50,138

Statement of Income

Years ended December 31,

(in thousands)

	2011	2010
Equity in undistributed earnings of subsidiary bank	$3,322	$2,151
Net income	$3,322	$2,151

Statement of Cash Flow

Years ended December 31,

(in thousands)

	2011	2010
Cash flow from operating activities:
Net Income	$3,322	$2,151
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(3,322)	(2,151)
Decrease in other assets, net	—	1,562
Decrease in other liabilities, net	—	(1,562)
Net cash provided by operating activities:	—	—

Cash flows from investing activites:
Cash dividends received from subsidiary bank	2,083	3,279
Net cash used in financing activities	2,083	3,279

Cash flows from financing activities:
Cash dividends paid	(2,083)	(3,279)
Net cash provided by financing activities	(2,083)	(3,279)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 are as follows (in thousands):

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$11,324	$—	$11,324	$—
Government Sponsored Enterprise obligations	45,321	—	45,321	—
Total securities available for sale	$56,645	$—	$56,645	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 are as follows (in thousands):

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,480	$—	$—	$1,480

Total impaired loans	$1,480	$—	$—	$1,480

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 are as follows (in thousands):

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$9,024	$—	$9,024	$—
Government Sponsored Enterprise obligations	18,899	—	18,899	—
Total securities available for sale	$27,923	$—	$27,923	$—

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at December 31, 2011 and 2010:

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$32,222	$32,222	$23,204	$23,204
Interest bearing time deposits	250	250	—	—
Securities available for sale	56,645	56,645	27,923	27,923
Securities held to maturity	4,787	4,787	3,728	3,724
Restricted investment in bank stock	549	549	491	491
Net loans	360,620	363,026	298,354	301,922
Accrued interest receivable	1,515	1,515	1,285	1,285
Financial liabilities:
Deposits	416,163	414,445	318,421	313,888
Accrued interest payable	608	608	438	438

Limitation

The preceding fair value estimates were made at December 31, 2011 and 2010 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2011 and 2010, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 18.                                       Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company.

Three Months Ended

(in thousands, except per share data)

	December. 31	September. 30	June. 30	March. 31
2011
Interest income	$5,281	$5,014	$4,899	$4,667
Interest expense	1,337	1,198	1,127	1,083
Net interest income	3,944	3,816	3,772	3,584
Provision for loan losses	285	300	212	386
Other expense, net	2,036	2,022	2,225	2,104
Provision for federal and state income taxes	652	593	523	456
Net income	$971	$901	$812	$638

Earnings per share:
Basic	$0.19	$0.17	$0.16	$0.12
Diluted	$0.19	$0.17	$0.16	$0.12

2010
Interest income	$4,449	$4,310	$4,206	$4,046
Interest expense	1,099	1,105	1,087	1,045
Net interest income	3,350	3,205	3,119	3,001
Provision for loan losses	250	431	384	270
Other expense, net	2,149	1,862	1,840	1,866
Provision for federal and state income taxes	382	368	371	351
Net income	$569	$544	$524	$514

Earnings per share:
Basic	$0.11	$0.10	$0.10	$0.10
Diluted	$0.11	$0.10	$0.10	$0.10

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

ASU 2011-03 (Reconsideration of Effective Control for Repurchase Agreements)

The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

ASU 2011-10 (Derecognition of in Substance Real Estate — a Scope Clarification)

In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate — a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on our financial position or or results of operations.

ASU 2011-11 (Disclosures about Offsetting Assets and Liabilities)

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of this standard is not expected to have any impact on our financial position or or results of operations.

ASU 2011-12 (Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05)

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies.  The adoption of this standard is not expected to have any impact on our financial position or or results of operations.

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

Based on their evaluation as of December 31, 2011, the Company’s Chief Executive Officer and President and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and President and Chief Operating Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 using the “Internal Control - Integrated Framework” set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2011, our internal control over financial reporting was effective.

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

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders to be held May 23, 2012.

ITEM 11.                                         EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders to be held May 23, 2012.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders to be held May 23, 2012.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders to be held May 23, 2012.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders to be held May 23, 2012.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2011 and 2010.
(ii)	Consolidated Statements of Income for the years ended December 31, 2011 and 2010.
(iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010.
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.
(v)	Notes to Consolidated Financial Statement
(vi)	Reports of Independent Registered Public Accounting Firms

(b)                                 Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.

(c)                                  Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 88.

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

Dated : March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert F. Buzzetti	Chairman and Chief Executive Officer	March 30, 2012
Albert F. Buzzetti

/s/ Michael Lesler	Vice Chairman, President and Chief Operating Officer	March 30, 2012
Michael Lesler

/s/ Michael Bello	Director	March 30, 2012
Michael Bello

/s/ Jay Blau	Director	March 30, 2012
Jay Blau

/s/ Albert L. Buzzetti	Director	March 30, 2012
Albert L. Buzzetti

/s/ Gerald A. Calabrese, Jr.	Director	March 30, 2012
Gerald a. Calabrese, Jr.

/s/ Stephen Crevani	Director	March 30, 2012
Stephen Crevani

/s/ John K. Daily	Director	March 30, 2012
John K. Daily

/s/ Anthony M. Lo Conte	Director	March 30, 2012
Anthony M. Lo Conte

/s/ Carmelo Luppino, Jr.	Director	March 30, 2012
Carmelo Luppino, Jr.

/s/ Rosario Luppino	Director	March 30, 2012
Rosario Luppino

/s/ Howard Mann	Director	March 30, 2012
Howard Mann

/s/ Josephine Mauro	Director	March 30, 2012
Josephine Mauro

/s/ Joel P. Paritz	Director	March 30, 2012
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 30, 2012
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 30, 2012
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 30, 2012
Mark Sokolich

/s/ Diane M. Spinner	Director and Executive Vice President	March 30, 2012
Diane M. Spinner

Exhibit No.		Description
2.1	(A)	Plan of Acquisition
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(A)	Change In Control Agreement between the Bank and Albert F. Buzzetti*
10.2	(A)	Change In Control Agreement between the Bank and Michael Lesler*
10.3	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*
10.4	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*
10.5	(A)	2006 Stock Option Plan*
10.6	(A)	Form of Stock Option Award Agreement*
10.7	(C)	2007 Non-Qualified Stock Option Plan For Directors
10.8	(D)	Form of Stock Option Award Agreement
10.9	(E)	2011 Equity Incentive Plan*
21		Subsidiaries of the Registrant
23		Consent of ParenteBeard LLC
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(C)                               Incorporated by reference to “Exhibit A” to the proxy statement/prospectus included in the registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007

(D)                               Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007

(E)                                Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed with

The Securities and Exchange commission on May 27, 2011.