Form 10-Q
period 2012-03-31
Bancorp of New Jersey, Inc.
filed 2012-05-15
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  May 8, 2012 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$971	$642
Interest bearing deposits	21,608	31,117
Federal funds sold	462	463
Total cash and cash equivalents	23,041	32,222

Interest bearing time deposits	250	250

Securities available for sale, at fair value (amortized cost of $79,855 and $56,148, respectively)	79,755	56,645
Securities held to maturity (fair value of $877 and $4,787, respectively)	877	4,787
Restricted investment in bank stock, at cost	549	549

Loans receivable	386,622	365,160
Deferred loan fees and unamortized costs, net	(100)	(66)
Less: allowance for loan losses	(4,771)	(4,474)
Net loans	381,751	360,620
Premises and equipment, net	10,355	10,203
Accrued interest receivable	1,733	1,515
Other assets	3,279	3,051
TOTAL ASSETS	$501,590	$469,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$49,388	$49,585
Savings and interest bearing transaction accounts	89,196	85,456
Time deposits under $100	50,776	45,918
Time deposits $100 and over	258,633	235,204
Total deposits	447,993	416,163

Accrued interest payable and other liabilities	1,450	1,773
TOTAL LIABILITIES	449,443	417,936

Commitments and Contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at March 31, 2012 and December 31, 2011	49,582	49,546
Retained Earnings	2,631	2,046
Accumulated other comprehensive(loss) income	(66)	314
Total stockholders’ equity	52,147	51,906
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,590	$469,842

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011

INTEREST INCOME
Loans, including fees	$5,056	$4,457
Securities	368	201
Federal funds sold and other	21	9
TOTAL INTEREST INCOME	5,445	4,667

INTEREST EXPENSE
Savings and money markets	86	48
Time deposits	1,373	1,035
TOTAL INTEREST EXPENSE	1,459	1,083

NET INTEREST INCOME	3,986	3,584
Provision for loan losses	295	386
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,691	3,198
NON-INTEREST INCOME- principally fees and service charges	40	61
NON-INTEREST EXPENSE
Salaries and employee benefits	1,232	1,028
Occupancy and equipment expense	471	406
FDIC premiums and related expenses	66	144
Data processing	160	112
Other real estate owned related expenses	—	180
Professional fees	80	108
Other expenses	243	187
TOTAL NON-INTEREST EXPENSE	2,252	2,165
Income before provision for income taxes	1,479	1,094
Income tax expense	582	456
Net income	897	638

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.17	$0.12

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2012	2011

Net income	$897	$638
Other comprehensive income
Gross unrealized holding (losses) gains on securities available for sale, net of deferred income tax of $217 and $(7), respectively	(380)	9
Comprehensive income	$517	$647

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$897	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	112
Provision for loan losses	295	386
Recognition of stock option expense	36	40
Decrease in deferred taxes	—	171
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(218)	(441)
(Increase) decrease in other assets	(11)	116
Increase (decrease) in other liabilities	(323)	214
NET CASH PROVIDED BY OPERATING ACTIVITIES	797	1,236

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(36,737)	(5,997)
Purchases of securities held to maturity, net	—	(1,510)
Proceeds from sales or calls of securities available for sale	13,030	4,000
Maturities of securities held to maturity	3,910	2,400
Net increase in loans	(21,426)	(26,603)
Purchases of premises and equipment	(273)	(53)
NET CASH USED IN INVESTING ACTIVITIES	(41,496)	(27,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,830	19,309
Dividends	(312)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,518	19,309

Net decrease in cash and cash equivalents	(9,181)	(7,218)
Cash and cash equivalents, beginning of year	32,222	23,204
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,041	$15,986

Cash paid during the period for:
Interest	$1,404	$1,058
Income taxes	$450	$254

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

The Company’s class of common stock has no par value and the Bank’s class of common stock had a par value of $10 per share.  As a result of the holding company reorganization, amounts previously recognized as additional paid-in capital on the Bank’s financial statements were reclassified into common stock in the Company’s consolidated financial statements.

The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); these financial statements have not been audited. Certain information and footnote disclosures required under GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2012 presentation.

Organization

The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Bank is a community bank which provides a full range of banking services to individuals and corporate customers in New Jersey.  Both the Company and the Bank are subject to competition from other financial institutions.  The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.  The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.  The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions.  The Bank continues to focus on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in its market area.  As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve its customers and expand its market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone and internet banking.  The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

Note 2.  Stockholders’ Equity and Related Transactions

During the three month periods ended March 31, 2012 and March 31, 2011, respectively, the Company issued no shares of common stock.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2012, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 12,133 unvested options at March 31, 2012 and approximately $41,000 remains to be recognized in expense over approximately the next year.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2012.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2012, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at March 31, 2012.   No options were granted, exercised or forfeited during the first three months of 2012.

Under the 2007 Director Plan, there were a total of approximately 19,997 unvested options at March 31, 2012 and approximately $67,000 remains to be recognized in expense over approximately one remaining year.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $36,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2012.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of March 31, 2012 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $35 thousand.

The aggregate intrinsic value of options outstanding as of March 31, 2011 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $111 thousand.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan.  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the plan, provided, that only employees are eligible to receive incentive stock options.  At March 31, 2012, no awards have been made under this plan.

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

The following schedule shows earnings per share for the three month periods presented:

	For the Quarter Ended
	March 31,
(In thousands except per share data)	2012	2011
Net income applicable to common stock	$897	$638
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.17	$0.12

Net income applicable to common stock	$897	$638
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	4	10
Weighted average number of common shares and common share equivalents- diluted	5,211	5,217
Diluted earnings per share	$0.17	$0.12

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended March 31, 2012.

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended March 31, 2011.

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at March 31, 2012 and December 31, 2011 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012
Securities Held to Maturity:
Obligations of states and political subdivisions	$877	$—	$—	$877

Securities Available for Sale:
U.S. Treasury obligations	15,791	199	(204)	15,786
Government Sponsored Enterprise obligations	64,064	220	(315)	63,969
Total securities available for sale	79,855	419	(519)	79,755

Total securities	$80,732	$419	$(519)	$80,632

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,787	$—	$—	$4,787

Securities Available for Sale:
U.S. Treasury obligations	11,079	245	—	11,324
Government Sponsored Enterprise obligations	45,069	267	(15)	45,321
Total securities available for sale	56,148	512	(15)	56,645

Total securities	$60,935	$512	$(15)	$61,432

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
U.S. Treasury obligations	$8,573	$204	$—	$—	$8,573	$204
Government Sponsored Enterpirse obligations	38,685	315	—	—	38,685	315
Total securities available for sale	$47,258	$519	$—	$—	$47,258	$519

December 31, 2011
Government Sponsored Enterpirse obligations	$4,985	$15	$—	$—	$4,985	$15
Total securities available for sale	$4,985	$15	$—	$—	$4,985	$15

At March 31, 2012 and 2011, the Company held no securities held to maturity with unrealized losses.

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at March 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$877	$877	$1,000	$1,001
After one to five years	—	—	20,027	20,396
After five to ten years	—	—	41,111	40,922
After ten years	—	—	17,717	17,436
Total	$877	$877	$79,855	$79,755

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

At March 31, 2012, the Company’s available for sale securities portfolio consisted of 35 securities, of which 20 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2012. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

At March 31, 2012, the Company held no securities held to maturity that have been in a continuous unrealized loss position for twelve months at March 31, 2012 and December 31, 2011.

Securities with an amortized cost of $13.1 million and a fair value of $13.4 million, respectively, were pledged to secure public funds on deposit at March 31, 2012.  Securities with an amortized cost of $8.0 million and a fair value of $8.3 million, respectively, were pledged to secure public funds on deposit at December 31, 2011.

Note 6.   Loans.

The components of the loan portfolio at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011

Commercial real estate	$204,400	$186,187
Residential mortgages	54,098	52,595
Commercial	58,361	57,464
Home equity	68,685	67,895
Consumer	1,078	1,019

	$386,622	$365,160

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

The allowance for loan losses and recorded investment in financing receivable for the quarters ended March 31, 2012 and 2011 are as follows (in thousands):

March 31, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	—	—	—	—	—	$—
Recoveries	1	—	1	—	—	—	$2
Provisions	171	(4)	75	41	1	11	$295
Ending balance	$2,580	$466	$903	$409	$22	$391	$4,771
Ending balance: individually evaluated for impairment	160	117	50	40	—	—	367
Ending balance: collectively evaluted for impairment	2,420	349	853	369	22	391	4,404

Loans receivables:
Ending balance	$204,400	$54,098	$58,361	$68,685	$1,078	$—	$386,622
Ending balance: individually evaluted for impairment	2,127	2,484	325	1,433	—	—	6,369
Ending balance: collectively evaluated for impairment	$202,273	$51,614	$58,036	$67,252	$1,078	$—	$380,253

March 31, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	—	—	—	(25)	—	—	$(25)
Recoveries	—	—	—	—	2	—	$2
Provisions	190	36	24	(11)	(3)	150	$386
Ending balance	$2,152	$402	$651	$322	$21	$564	$4,112
Ending balance: individually evaluated for impairment	255	—	—	—	—	—	255
Ending balance: collectively evaluted for impairment	1,897	402	651	322	21	564	3,857

Loans receivables:
Ending balance	$161,418	$54,074	$48,577	$63,593	$1,082	$—	$328,744
Ending balance: individually evaluted for impairment	2,538	—	—	—	—	—	2,538
Ending balance: collectively evaluated for impairment	$158,880	$54,074	$48,577	$63,593	$1,082	$—	$326,206

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,729	$1,729	$202,671	$204,400
Residential mortgages	—	—	2,484	2,484	51,614	54,098
Commercial	—	—	325	325	58,036	58,361
Home equity	77	—	1,433	1,510	67,175	68,685
Consumer	1	—	—	1	1,077	1,078
Total	$78	$—	$5,971	$6,049	$380,573	$386,622

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,733	$1,733	$184,454	$186,187
Residential mortgages	—	—	2,487	2,487	50,108	52,595
Commercial	—	—	325	325	57,139	57,464
Home equity	180	—	1,253	1,433	66,462	67,895
Consumer	27	—	—	27	992	1,019
Total	$207	$—	$5,798	$6,005	$359,155	$365,160

The Bank had no loans greater than ninety days past due and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$199,113	$51,614	$56,536	$67,252	$1,078	$375,593
Special Mention	3,160	—	1,500	—	—	4,660
Substandard	2,127	2,484	325	1,433	—	6,369
Doubtful	—	—	—	—	—	—
Total	$204,400	$54,098	$58,361	$68,685	$1,078	$386,622

December 31, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$180,897	$50,108	$57,139	$66,642	$1,019	$355,805
Special Mention	3,160	—	—	—	—	3,160
Substandard	2,130	2,487	325	1,253	—	6,195
Doubtful	—	—	—	—	—	—
Total	$186,187	$52,595	$57,464	$67,895	$1,019	$365,160

As of March 31, 2012 the Bank had twelve nonaccrual loans totaling approximately $6.4 million, of which six loans totaling approximately $2.0 million had specific reserves of $367 thousand and six loans totaling approximately $4.4 million had no specific reserve.  If interest had been accrued, such income would have been approximately $95 thousand for the three month period ended March 31, 2012.  Within its non-accrual loans at March 31, 2012, the Bank had two residential mortgage loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At March 31, 2012, these TDR loans had an outstanding balance of $1.2 million and had specific reserves of $117 thousand connected with them.  Two of the TDR loans, one residential and one commercial real estate loan were performing in accordance with their modified terms.  There were no loans modified as TDRs during the first quarter of 2012. There were no loans modified as TDRs during the twelve months ended March 31, 2012 that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three months ended March 31, 2012.  At March 31, 2012, one residential mortgage loan was not performing in accordance with its modified terms.

The following table provides information in regards to nonaccrual loans by portfolio class at March 31, 2012 and December 31, 2011:

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$160	$957	$5
Residential mortgages	797	840	117	799	—
Commercial	50	50	50	50	—
Home equity	180	180	40	90	—
Total nonaccrual loans with specific reserves	1,984	2,027	367	1,896	5

Nonaccrual loans with no specific reserves:
Commercial real estate	1,170	1,170	—	1,171	6
Residential mortgages	1,687	1,687	—	1,687	—
Commercial	275	275	—	275	—
Home equity	1,253	1,253	—	1,253	—
Total nonaccrual loans with no specific reserves	4,385	4,385	—	4,386	6
Total non-accrual loans	$6,369	$6,412	$367	$6,282	$11

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$160	$1,264	$9
Residential mortgage	800	843	117	515	23
Commercial	50	50	50	10	2
Total nonaccrual loans with specific reserves	1,807	1,850	327	1,789	34

Nonaccrual loans with no specific reserves:
Commercial real estate	1,173	1,173	—	1,016	32
Residential mortgages	1,687	1,687	—	1,163	24
Commercial	275	275	—	115	13
Home equity	1,253	1,253	—	752	13
Total nonaccrual loans with no specific reserves	4,388	4,388	—	3,046	82
Total non-accrual loans	$6,195	$6,238	$327	$4,835	$116

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table provides information about the Bank’s impaired loans at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$160	$957	$5
Residential mortgages	797	840	117	799	—
Commercial	50	50	50	50	—
Home equity	180	180	40	90	—
Total impaired loans with specific reserves	1,984	2,027	367	1,896	5

Impaired loans with no specific reserves:
Commercial real estate	1,170	1,170	—	1,171	6
Residential mortgages	1,687	1,687	—	1,687	—
Commercial	275	275	—	275	—
Home equity	1,253	1,253	—	1,253	—
Total impaired loans with no specific reserves	4,385	4,385	—	4,386	6
Total impaired loans	$6,369	$6,412	$367	$6,282	$11

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$160	$896	$9
Residential mortgage	800	843	117	497	23
Commercial	50	50	50	50	2
Total impaired loans with specific reserves	1,807	1,850	327	1,443	34

Impaired loans with no specific reserves:
Commercial real estate	1,174	1,173	—	1,177	32
Residential mortgage	1,941	1,941	—	1,838	24
Commercial	275	275	—	275	13
Home equity	1,253	1,253	—	1,253	13
Total impaired loans with no specific reserves	4,643	4,642	—	4,543	82
Total impaired loans	$6,450	$6,492	$327	$5,986	$116

At March 31, 2012, the Bank had three loans which meet the definition of a TDR and as such are also classified as impaired.

The following table presents TDRs as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$—	$797	$797
Commercial real estate	—	398	398
	$—	$1,195	$1,195

December 31, 2011	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$255	$800	$1,055
Commercial real estate	—	398	398
	$255	$1,198	$1,453

The following table displays TDRs as of March 31, 2012 and December 31, 2011, which were performing according to agreement (in thousands):

March 31, 2012	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$310	$310
Commercial real estate	—	—	—	—	398	398
	$—	$—	$—	$—	$708	$708

December 31, 2011	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$564	$564
Commercial real estate	—	—	—	—	398	398
	$—	$—	$—	$—	$962	$962

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2012, the Bank had $2.4 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

Note 8. Fair Value Measurements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$15,786	$—	$15,785	$—
Government Sponsored Enterprise obligations	63,969	—	63,970	—
Total securities available for sale	$79,755	$—	$79,755	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$11,324	$—	$11,324	$—
Government Sponsored Enterprise obligations	45,321	—	45,321	—
Total securities available for sale	$56,645	$—	$56,645	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,617	$—	$—	$1,617

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,480	$—	$—	$1,480

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

March 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$1,617	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 50.0% (-17.35%)

			Liquidation Expenses (2)	0% - 26.9% (-7.0%)

(1)          Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)          Appraisals may be adjusted for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at March 31, 2012 and December 31, 2011:

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

Other real estate owned

Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.  The Company did not have any other real estate owned as of March 31, 2012 and December 31, 2011.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2012 and December 31, 2011 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in Active Markets		Significant
	March 31, 2012		for Identical	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$23,041	$23,041	$23,041	$—	$—
Interest bearing time deposits	250	250	250	—	—
Securities available for sale	79,755	79,755	—	79,755
Securities held to maturity	877	877	—	877
Restricted investment in bank stock	549	549	—	—	549
Net loans	381,751	384,134	—	—	384,134
Accrued interest receivable	1,733	1,733	1,733	—	—
Financial liabilities:
Deposits	447,993	451,760	138,582	313,178	—
Accrued interest payable	662	662	662	—	—

	December 31, 2011
	Carrying amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$32,222	$32,222
Interest bearing time deposits	250	250
Securities available for sale	56,645	56,645
Securities held to maturity	4,787	4,787
Restricted investment in bank stock	549	549
Net loans	360,620	363,026
Accrued interest receivable	1,515	1,515
Financial liabilities:
Deposits	416,163	414,445
Accrued interest payable	608	608

Limitation

The preceding fair value estimates were made at March 31, 2012 and December 31, 2011 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at March 31, 2012 and December 31, 2011, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 9. Recent Accounting Pronouncements

ASU No. 2011-11 (Disclosures About Offsetting Assets and Liabilities)

In December 2011, the FASB issued ASU No. 2011-11,”Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

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

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2011 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

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

Net Income

Net income for the first quarter of 2012 was $897 thousand, an increase of $259 thousand, or 40.6%, over the first quarter of 2011 net income of $638 thousand.  This increase was driven primarily by an increase of $402 thousand, or 11.2%, in net interest income, and a decrease in the provision for loan losses, offset somewhat by an increase in non-interest expenses of $87 thousand.  On a per share basis, basic and diluted earnings per share reached $0.17 for the first quarter of 2012 compared to $0.12 per share for the first quarter in 2011, an increase of 41.7%.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2012, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $599 thousand in the first three months of 2012, as compared to the same period last year.  This increase in income was due to a $56.6 million increase in the average balance of loans during the quarter ended March 31, 2012, up to $372.4 million as compared to the first quarter of 2011 average loan balance of $315.8 million, offset somewhat by a decrease in the average rate earned on loans, from 5.68% for the three months ended March 31, 2011 down to 5.44% for the three months ended March 31, 2012, a decrease of 24 basis points.  Interest expense increased by $376 thousand year over year and was due to an increase in the average balance of interest bearing deposits of $95.9 million, up to $389.5 million during the quarter ended March 31, 2012 from $293.6 million on average for the quarter ended March 31, 2011.  The average interest rate paid on interest bearing deposits stayed steady at 1.50% for both quarters.

Provision for Loan Losses

The provision for loan losses was $295 thousand for the three months ended March 31, 2012 as compared to $386 thousand for the three months ended March 31, 2011.  The decrease in the provision reflects the overall credit quality of the loan portfolio and the stabilization of nonperforming loans, as well as other factors reflected in our allowance for loan losses methodology.

Non-interest Income

Non-interest income, which was primarily attributable to service fees, was $40 thousand during the quarter ended March 31, 2012, as compared to $61 thousand for the three months ended March 31, 2011.

Non-interest Expense

Non-interest expense grew to $2.3 million during the first quarter of 2012 compared to $2.2 million in the first quarter of 2011, an increase of approximately $87 thousand.  This increase was due in most part to increases in salaries, occupancy and equipment expense and data processing of $204 thousand, $65 thousand and 48 thousand, respectively, offset somewhat by decreases in other real estate owned related expenses and FDIC deposit insurance premiums of $180 thousand and $78 thousand, respectively.  The increases in salaries, occupancy and equipment expense and data processing fees were primarily due to the opening of two new branches, Englewood and Cliffside Park, since the first quarter of 2011.  Other real estate owned (“OREO”) related expenses decreased due to the Company selling its one OREO property during the second quarter of 2011.

Income Tax Expense

The income tax provision increased $126 thousand to $582 thousand for the quarter ended March 31, 2012, as compared to $456 thousand for the quarter ended March 31, 2011.  The increase in the income tax expense for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, was due primarily to the increase in the Company’s pre-tax income which increased $385 thousand, year over year.  The effective tax rate for the first quarter of 2012 was 39.4% compared to 41.7% for the first quarter of 2011.

FINANCIAL CONDITION

Total consolidated assets increased $31.7 million, or approximately 6.8%, from $469.8 million at December 31, 2011 to $501.6 million at March 31, 2012.  Total deposits increased from $416.2 million at December 31, 2011 to $448.0 million at March 31, 2012, an increase of $31.8 million, or approximately 7.6%. Loans receivable, or “total loans,” increased from $365.2 million at December 31, 2011 to $386.6 million at March 31, 2012, an increase of approximately $21.5 million, or 5.9%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 5.9% to reach $386.6 million at March 31, 2012 from $365.2 million at December 31 2011.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, and competitive rate structures.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we endeavor to provide.

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

For more information on the loan portfolio, see Note 6 in Notes to the Financial Statements in Part I, Item1of this Quarterly Report on Form 10-Q.

Loan Quality

As mentioned above, our principal assets are our loans.  Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms.  Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.

Non-performing assets include loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due, troubled debt restructuring loans and foreclosed assets.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income.  Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.

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

As of March 31, 2012 the Bank had twelve nonaccrual loans totaling approximately $6.4 million, of which six loans totaling approximately $2.0 million had specific reserves of $367 thousand and six loans totaling approximately $4.4 million had no specific reserve.  If interest had been accrued, such income would have been approximately $95 thousand for the three month period ended March 31, 2012.  Within its non-accrual loans at March 31, 2012, the Bank had two residential mortgage loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At March 31, 2012, these TDR loans had an outstanding balance of $1.2 million and had specific reserves of $117 thousand connected with them.  Two of the TDR loans, one residential and one commercial real estate loan were performing in accordance with their modified terms.  One residential mortgage loan was not performing in accordance with its modified terms.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  At March 31, 2012, the Bank’s nonaccrual loans and impaired loans were the same.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of  loans collateralized by real estate, primarily in our market area at March 31, 2012 and December 31, 2011.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $79.8 million at March 31, 2012 compared to $56.6 million at December 31, 2011.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity decreased $3.9 million to $877 thousand at March 31, 2012 from $4.8 million at December 31, 2011 as a result of maturing securities.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $448.0 million at March 31, 2012 from $416.2 million at December 31, 2011, an increase of $31.8 million, or 7.6%.  Time deposits and savings and interest bearing checking accounts grew $28.3 million and $3.7 million, respectively, offset somewhat by a decrease of $197 thousand in noninterest-bearing checking accounts.  We believe this increase is due, in part, to the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits and thereby increasing its net interest income.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

Liquidity

Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner.  Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition.  In addition, if warranted, we would be able to borrow funds.

Our total deposits equaled $448.0 million and $416.2 million, respectively, at March 31, 2012 and December 31, 2011.  The growth in funds provided by deposit inflows during this period, coupled with our cash position during the quarter ended March 31, 2012, has been sufficient to provide for our loan demand.

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

As of March 31, 2012, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at March 31, 2012.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2012, as well as the applicable minimum ratios:

		Minimum
		Regulatory
	March 31, 2012	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	13.30%	4.00%
Total Capital Ratio	14.52%	8.00%
Leverage Ratio	10.61%	4.00%

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

As of March 31, 2012, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2012, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: May 15, 2012	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Lesler
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