Form 10-Q
period 2012-06-30
Bancorp of New Jersey, Inc.
filed 2012-08-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 8, 2012 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$1,191	$642
Interest bearing deposits	24,939	31,117
Federal funds sold	461	463
Total cash and cash equivalents	26,591	32,222

Interest bearing time deposits	250	250

Securities available for sale, at fair value (amortized cost of $84,897 and $56,148, respectively)	85,819	56,645
Securities held to maturity (fair value of $928 and $4,787 respectively)	928	4,787
Restricted investment in bank stock, at cost	669	549

Loans receivable	402,809	365,160
Deferred loan fees and unamortized costs, net	(135)	(66)
Less: allowance for loan losses	(5,101)	(4,474)
Net loans	397,573	360,620
Premises and equipment, net	10,349	10,203
Accrued interest receivable	1,740	1,515
Other assets	2,814	3,051
TOTAL ASSETS	$526,733	$469,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$55,933	$49,585
Savings and interest bearing transaction accounts	110,537	85,456
Time deposits under $100	46,730	45,918
Time deposits $100 and over	258,633	235,204
Total deposits	471,833	416,163

Accrued interest payable and other liabilities	1,389	1,773
TOTAL LIABILITIES	473,222	417,936

Commitments and Contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at June 30, 2012 and December 31, 2011	49,618	49,546
Retained Earnings	3,313	2,046
Accumulated other comprehensive income	580	314
Total stockholders’ equity	53,511	51,906
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526,733	$469,842

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2012	2011

INTEREST INCOME
Loans, including fees	$5,382	$4,657
Securities	450	230
Federal funds sold and other	16	12
TOTAL INTEREST INCOME	5,848	4,899

INTEREST EXPENSE
Savings and money markets	107	58
Time deposits	1,408	1,068
Short term borrowings	—	1
TOTAL INTEREST EXPENSE	1,515	1,127

NET INTEREST INCOME	4,333	3,772
Provision for loan losses	330	212
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,003	3,560
NON-INTEREST INCOME
Fees and service charges	40	53
Loss on sale of OREO	—	(23)
TOTAL NON-INTEREST INCOME	40	30
NON-INTEREST EXPENSE
Salaries and employee benefits	1,250	1,086
Occupancy and equipment expense	490	389
FDIC premiums and related expenses	87	155
Data processing	175	128
Professional fees	148	220
Other expenses	245	277
TOTAL NON-INTEREST EXPENSE	2,395	2,255
Income before provision for income taxes	1,648	1,335
Income tax expense	654	523
Net income	$994	$812

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.19	$0.16

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Six Months Ended June 30,
	2012	2011

INTEREST INCOME
Loans, including fees	$10,438	$9,114
Securities	818	431
Federal funds sold and other	37	21
TOTAL INTEREST INCOME	11,293	9,566

INTEREST EXPENSE
Savings and money markets	193	106
Time deposits	2,781	2,103
Short term borrowings	—	1
TOTAL INTEREST EXPENSE	2,974	2,210

NET INTEREST INCOME	8,319	7,356
Provision for loan losses	625	598
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,694	6,758
NON-INTEREST INCOME (LOSS)
Fees and service charges	80	114
Loss on sale of OREO	—	(203)
TOTAL NON-INTEREST INCOME (LOSS)	80	(89)
NON-INTEREST EXPENSE
Salaries and employee benefits	2,482	2,114
Occupancy and equipment expense	961	795
FDIC premiums and related expenses	153	299
Data processing	335	240
Professional fees	228	328
Other expenses	488	464
TOTAL NON-INTEREST EXPENSE	4,647	4,240
Income before provision for income taxes	3,127	2,429
Income tax expense	1,236	979
Net income	$1,891	$1,450

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.36	$0.28

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,
	2012	2011

Net income	$994	$812
Other comprehensive income
Gross unrealized holding gains on securities available for sale, net of deferred income tax of $(375) and $(200), respectively	646	300
Comprehensive income	$1,640	$1,112

	For the Six Months Ended June 30,
	2012	2011

Net income	$1,891	$1,450
Other comprehensive income
Gross unrealized holding gains on securities available for sale, net of deferred income tax of $(158) and $(207), respectively	267	309
Comprehensive income	$2,158	$1,759

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,891	$1,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245	211
Provision for loan losses	625	598
Recognition of stock option expense	71	78
Increase in deferred income taxes	(135)	(51)
Loss on sale of OREO	—	203
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(225)	(407)
Decrease in other assets	214	961
Decrease in other liabilities	(384)	(26)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,302	3,017

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(51,822)	(20,018)
Purchases of investments in bank stock	(120)	(58)
Purchases of securities held to maturity, net	(999)	(3,910)
Purchase of interest bearing time deposits	—	(250)
Proceeds from sales or calls of securities available for sale	23,073	10,000
Maturities of securities held to maturity	4,858	2,400
Net increase in loans	(37,578)	(32,598)
Proceeds from sale of OREO	—	1,484
Purchases of premises and equipment	(391)	(278)
NET CASH USED IN INVESTING ACTIVITIES	(62,979)	(43,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	55,670	31,484
Increase in borrowed funds	—	6,000
Repayment of borrowed funds	—	(6,000)
Dividends	(624)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,046	31,484

Net decrease in cash and cash equivalents	(5,631)	(8,727)
Cash and cash equivalents, beginning of year	32,222	23,204
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,591	$14,477

Cash paid during the period for:
Interest	$2,909	$2,130
Income taxes	$1,485	$1,356

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2012 presentation.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the six month periods ended June 30, 2012 and June 30, 2011, respectively, the Company issued no shares of common stock.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At June 30, 2012, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 7,583 unvested options at June 30, 2012 and approximately $27,000 remains to be recognized in expense over approximately the next six months.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first six months of 2012.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30,

2012, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at June 30, 2012.  No options were granted, exercised or forfeited during the first six months of 2012.

Under the 2007 Director Plan, there were a total of approximately 12,499 unvested options at June 30, 2012 and approximately $44,000 remains to be recognized in expense over approximately the next six months.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $35,000 and $39,000 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, respectively, share based compensation totaled $71,000 and $78,000, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2012.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of June 30, 2012 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $45,000.

The aggregate intrinsic value of options outstanding as of June 30, 2011 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $4,000.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan.  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the plan, provided, that only employees are eligible to receive incentive stock options.  At June 30, 2012, no awards had been made under this plan.

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

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2012	2011
Net income applicable to common stock	$994	$812
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.19	$0.16

Net income applicable to common stock	$994	$812
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	4	6
Weighted average number of common shares and common share equivalents- diluted	5,211	5,213
Diluted earnings per share	$0.19	$0.16

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended June 30, 2012 because they were anti-dilutive.  Incentive stock options at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended June 30, 2012.

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

The following schedule shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2012	2011
Net income applicable to common stock	$1,891	$1,450
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.36	$0.28

Net income applicable to common stock	$1,891	$1,450
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	4	10
Weighted average number of common shares and common share equivalents- diluted	5,211	5,217
Diluted earnings per share	$0.36	$0.28

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the six months ended June 30, 2012 because they were anti-dilutive.  Incentive stock options at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the six months ended June 30, 2012.

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

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at June 30, 2012 and December 31, 2011 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012
Securities Held to Maturity:
Obligations of states and political subdivisions	$928	$—	$—	$928

Securities Available for Sale:
U.S. Treasury obligations	16,837	422	—	17,259
Government Sponsored Enterprise obligations	68,060	502	(2)	68,560
Total securities available for sale	84,897	924	(2)	85,819

Total securities	$85,825	$924	$(2)	$86,747

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,787	$—	$—	$4,787

Securities Available for Sale:
U.S. Treasury obligations	11,079	245	—	11,324
Government Sponsored Enterprise obligations	45,069	267	(15)	45,321
Total securities available for sale	56,148	512	(15)	56,645

Total securities	$60,935	$512	$(15)	$61,432

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Government Sponsored Enterprise obligations	$2,000	$2	$—	$—	$2,000	$2
Total securities available for sale	$2,000	$2	$—	$—	$2,000	$2

December 31, 2011

Government Sponsored Enterprise obligations	$4,985	$15	$—	$—	$4,985	$15
Total securities available for sale	$4,985	$15	$—	$—	$4,985	$15

At June 30, 2012, and December 31, 2011,  the Company held no securities held to maturity with unrealized losses.

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$928	$928	$2,002	$2,043
After one to five years	—	—	16,021	16,362
After five to ten years	—	—	47,191	47,576
After ten years	—	—	19,683	19,838
Total	$928	$928	$84,897	$85,819

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

At June 30, 2012, the Company’s available for sale securities portfolio consisted of 30 securities, of which one was in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2012. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

At June 30, 2012 and December 31, 2011, the Company held no securities held to maturity that have been in a continuous unrealized loss position for twelve months.

Securities with an amortized cost of $13.1 million and $2.0 million, respectively, and a fair value of $13.5 million and $2.0 million, respectively, were pledged to secure public funds on deposit at June 30, 2012 and December 31, 2011, repectively.

Note 6.  Loans.

The components of the loan portfolio at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011

Commercial real estate	$217,559	$186,187
Residential mortgages	54,128	52,595
Commercial	60,101	57,464
Home equity	69,818	67,895
Consumer	1,203	1,019

	$402,809	$365,160

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

The allowance for loan losses and recorded investment in loan receivables for the periods indicated are as follows (in thousands):

For the three months ended:

June 30, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,580	$466	$903	$409	$22	$391	$4,771
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	145	(27)	371	9	—	(168)	330
Ending balance	$2,725	$439	$1,274	$418	$22	$223	$5,101
Ending balance: individually evaluated for impairment	$160	$117	$389	$40	$—	$—	$706
Ending balance: collectively evaluted for impairment	$2,565	$322	$885	$378	$22	$223	$4,395

Loan receivables:
Ending balance	$217,559	$54,128	$60,101	$69,818	$1,203	$—	$402,809
Ending balance: individually evaluted for impairment	$2,123	$2,484	$664	$1,433	$—	$—	$6,704

Ending balance: collectively evaluated for impairment	$215,436	$51,644	$59,437	$68,385	$1,203	$—	$396,105

June 30, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,152	$402	$651	$322	$21	$564	$4,112
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	201	(13)	74	35	1	(86)	212
Ending balance	$2,353	$389	$725	$357	$22	$478	$4,324
Ending balance: individually evaluated for impairment	$390	$—	$—	$—	$—	$—	$390
Ending balance: collectively evaluted for impairment	$1,963	$389	$725	$357	$22	$478	$3,934

Loan receivables:
Ending balance	$163,837	$53,067	$51,399	$65,381	$1,055	$—	$334,739
Ending balance: individually evaluted for impairment	$2,813	$2,252	$275	$1,254	$—	$—	$6,594

Ending balance: collectively evaluated for impairment	$161,024	$50,815	$51,124	$64,127	$1,055	$—	$328,145

The following tables present the activity in the allowance for loan losses and recorded investment in loan receivables for the periods indicated (in thousands):

For the six months ended:

June 30, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	1	—	—	—	2
Provisions	316	(31)	446	50	1	(157)	625
Ending balance	$2,725	$439	$1,274	$418	$22	$223	$5,101
Ending balance: individually evaluated for impairment	$160	$117	$389	$40	$—	$—	$706
Ending balance: collectively evaluted for impairment	$2,565	$322	$885	$378	$22	$223	$4,395

Loan receivables:
Ending balance	$217,559	$54,128	$60,101	$69,818	$1,203	$—	$402,809
Ending balance: individually evaluted for impairment	$2,123	$2,484	$664	$1,433	$—	$—	$6,704

Ending balance: collectively evaluated for impairment	$215,436	$51,644	$59,437	$68,385	$1,203	$—	$396,105

June 30, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	—	—	—	(25)	—	—	(25)
Recoveries	—	—	—	—	2	—	2
Provisions	391	23	98	24	(2)	64	598
Ending balance	$2,353	$389	$725	$357	$22	$478	$4,324
Ending balance: individually evaluated for impairment	$390	$—	$—	$—	$—	$—	$390
Ending balance: collectively evaluted for impairment	$1,963	$389	$725	$357	$22	$478	$3,934

Loan receivables:
Ending balance	$163,837	$53,067	$51,399	$65,381	$1,055	$—	$334,739
Ending balance: individually evaluted for impairment	$2,813	$2,252	$275	$1,254	$—	$—	$6,594

Ending balance: collectively evaluated for impairment	$161,024	$50,815	$51,124	$64,127	$1,055	$—	$328,145

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011, (in thousands):

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,725	$1,725	$215,834	$217,559
Residential mortgages	—	—	2,484	2,484	51,644	54,128
Commercial	—	340	325	665	59,436	60,101
Home equity	—	77	1,433	1,510	68,308	69,818
Consumer	—	—	—	—	1,203	1,203
Total	$—	$417	$5,967	$6,384	$396,425	$402,809

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,733	$1,733	$184,454	$186,187
Residential mortgages	—	—	2,487	2,487	50,108	52,595
Commercial	—	—	325	325	57,139	57,464
Home equity	180	—	1,253	1,433	66,462	67,895
Consumer	27	—	—	27	992	1,019
Total	$207	$—	$5,798	$6,005	$359,155	$365,160

The Bank had no loans greater than ninety days delinquent and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of June 30, 2012 (in thousands):

June 30, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$212,273	$51,644	$57,937	$68,385	$1,203	$391,442
Special Mention	3,557	—	1,500	—	—	5,057
Substandard	1,729	2,484	664	1,433	—	6,310
Doubtful	—	—	—	—	—	—
Total	$217,559	$54,128	$60,101	$69,818	$1,203	$402,809

December 31, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$180,897	$50,108	$57,139	$66,642	$1,019	$355,805
Special Mention	3,160	—	—	—	—	3,160
Substandard	2,130	2,487	325	1,253	—	6,195
Doubtful	—	—	—	—	—	—
Total	$186,187	$52,595	$57,464	$67,895	$1,019	$365,160

As of June 30, 2012 the Bank had eleven non-accrual loans totaling approximately $6.0 million, of which six loans totaling approximately $2.0 million had specific reserves of $367 thousand and five loans totaling approximately $4.0 million had no specific reserve.  If interest had been accrued, such income would have been approximately $79 thousand and $174 thousand, respectively, for the three and six month periods ended June 30, 2012.  Within its non-accrual loans at June 30, 2012, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2012, these TDR loans had an outstanding balance of $797 thousand and had specific reserves of $117 thousand.  One of the TDR loans was performing in accordance with its modified terms.

Non-accrual loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$160	$957	$8
Residential mortgages	797	840	117	798	—
Commercial	50	50	50	50	—
Home equity	180	180	40	120	—
Total nonaccrual loans with specific reserves	1,984	2,027	367	1,925	8

Nonaccrual loans with no specific reserves:
Commercial real estate	768	768	—	772	—
Residential mortgages	1,687	1,687	—	1,687	—
Commercial	275	275	—	275	—
Home equity	1,253	1,253	—	1,253	—
Total nonaccrual loans with no specific reserves	3,983	3,983	—	3,987	—
Total non-accrual loans	$5,967	$6,010	$367	$5,912	$8

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$160	$1,264	$9
Residential mortgage	800	843	117	515	23
Commercial	50	50	50	10	2
Total nonaccrual loans with specific reserves	1,807	1,850	327	1,789	34

Nonaccrual loans with no specific reserves:
Commercial real estate	1,173	1,173	—	1,016	32
Residential mortgages	1,687	1,687	—	1,163	24
Commercial	275	275	—	115	13
Home equity	1,253	1,253	—	752	13
Total nonaccrual loans with no specific reserves	4,388	4,388	—	3,046	82
Total non-accrual loans	$6,195	$6,238	$327	$4,835	$116

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$160	$957	$8
Residential mortgages	797	840	117	798	—
Commercial	389	389	389	163	—
Home equity	180	180	40	120	—
Total impaired loans with specific reserves	2,323	2,366	706	2,038	8

Impaired loans with no specific reserves:
Commercial real estate	1,166	1,166	—	1,169	12
Residential mortgages	1,687	1,687	—	1,687	—
Commercial	275	275	—	275	—
Home equity	1,253	1,253	—	1,253	—
Total impaired loans with no specific reserves	4,381	4,381	—	4,384	12
Total impaired loans	$6,704	$6,747	$706	$6,422	$20

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$160	$896	$9
Residential mortgage	800	843	117	497	23
Commercial	50	50	50	50	2
Total impaired loans with specific reserves	1,807	1,850	327	1,443	34

Impaired loans with no specific reserves:
Commercial real estate	1,174	1,173	—	1,177	32
Residential mortgage	1,941	1,941	—	1,838	24
Commercial	275	275	—	275	13
Home equity	1,253	1,253	—	1,253	13
Total impaired loans with no specific reserves	4,643	4,642	—	4,543	82
Total impaired loans	$6,450	$6,492	$327	$5,986	$116

At June 30, 2012, and December 31, 2011, the Bank had three loans which meet the definition of a TDR and as such are also classified as impaired.

The following table presents TDRs as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$—	$797	$797
Commercial real estate	398	—	398
	$398	$797	$1,195

December 31, 2011	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$255	$800	$1,055
Commercial real estate	—	398	398
	$255	$1,198	$1,453

The Company had no TDRs with a payment default occurring within twelve months of the restructured date.  The Company did not have any new TDRs during the first two-quarters of 2012.

The following table displays TDRs as of June 30, 2012 and December 31, 2011, which were performing according to agreement (in thousands):

June 30, 2012	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$310	$310
Commercial real estate	—	—	—	—	398	398
	$—	$—	$—	$—	$708	$708

December 31, 2011	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$564	$564
Commercial real estate	—	—	—	—	398	398
	$—	$—	$—	$—	$962	$962

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2012, the Bank had $2.2 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued is not material.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$17,259	$—	$17,259	$—
Government Sponsored Enterprise obligations	68,560	—	68,560	—
Total securities available for sale	$85,819	$—	$85,819	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$11,324	$—	$11,324	$—
Government Sponsored Enterprise obligations	45,321	—	45,321	—
Total securities available for sale	$56,645	$—	$56,645	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,617	$—	$—	$1,617

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,480	$—	$—	$1,480

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$1,617	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 50.0% (-17.35%)

			Liquidation Expenses (2)	0% - 26.9% (-7.0%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at June 30, 2012 and December 31, 2011:

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2012 and December 31, 2011 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	June 30, 2012		Quoted Prices in Active Markets for Identical	Significant Other	Significant Unobservable
	Carrying amount	Estimated Fair Value	Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$26,591	$26,591	$26,591	$—	$—
Interest bearing time deposits	250	250	250	—	—
Securities available for sale	85,819	85,819	—	85,819
Securities held to maturity	928	928	—	928
Restricted investment in bank stock	669	669	—	—	669
Net loans	397,573	400,297	—	—	400,297
Accrued interest receivable	1,740	1,740	1,740	—	—
Financial liabilities:
Deposits	471,833	476,185	166,470	309,715	—
Accrued interest payable	673	673	673	—	—

	December 31, 2011
	Carrying amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$32,222	$32,222
Interest bearing time deposits	250	250
Securities available for sale	56,645	56,645
Securities held to maturity	4,787	4,787
Restricted investment in bank stock	549	549
Net loans	360,620	363,026
Accrued interest receivable	1,515	1,515
Financial liabilities:
Deposits	416,163	414,445
Accrued interest payable	608	608

Limitation

The preceding fair value estimates were made at June 30, 2012 and December 31, 2011 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at June 30, 2012 and December 31, 2011, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Financial Reporting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  The adoption of this standard did not have a material effect on our financial position or results of operations.

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

Statements Regarding Forward Looking Information

This document contains forward-looking statements, in addition to historical information.  Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  The U.S. Private Securities Litigation Reform Act of 1995 provides a safe harbor in regard to the inclusion of forward-looking statements in this document and any documents incorporated by reference.

You should note that many factors, some of which are discussed elsewhere in this document and in any documents that are incorporated by reference, could affect the future financial results of Bancorp of New Jersey, Inc. and its direct and indirect subsidiaries and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document.  These factors include, but are not limited, to the following:

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) performing loans, which are collectively evaluated and for which a general valuation allowance is established; (2) classified loans that are collectively evaluated and for which a higher general valuation allowance is established; and (3) impaired loans, which are individually evaluated and for which specific reserves are established.  We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although specific and general loan loss allowances are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make additional provisions for loan losses. Any such additional provisions for loan losses would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans and reduced recoveries, resulting in additional provisions for loan losses.  Furthermore, a change in the composition, or growth, of our loan portfolio could result in the need for additional provisions for loan losses.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  These agencies may require the Bank to make additional provisions for loan losses based on their judgements of information available to them at the time of their examination.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

Our results of operations depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings.  Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salaries and employee benefits, occupancy and equipment expense, and income tax expense.

Net Income

Net income for the second quarter of 2012 was $994 thousand compared to net income of $812 thousand for the second quarter of 2011, an increase of $182 thousand, or 22.4%.  This increase was due in most part to an increase in net interest income of approximately $561 thousand, or 14.9%, offset somewhat by increases in non-interest expenses, income taxes, and the provision for loan losses, of $140 thousand, $131 thousand, and $118 thousand, respectively.

Net income for the six months ended June 30, 2012 was approximately $1.9 million compared to net income of approximately $1.5 million for the six months ended June 30, 2011, an increase of $441 thousand, or 30.4%.  The increase was due to an increase in net interest income of $963 thousand and a decrease in the loss on the sale of other real estate owned (“OREO”) of $203 thousand, offset somewhat by increases in non-interest expenses and income tax expense of $407 thousand and $257 thousand, respectively.

On a per share basis, basic and diluted earnings per share were $0.19 for the second quarter of 2012 as compared to basic and diluted earnings per share of $0.16 for the second quarter of 2011, an increase of $0.03 per share, or 18.8%.  Basic and diluted earnings per share were $0.36 for the six months ended June 30, 2012 as compared to basic and diluted earnings per share of $0.28 for the six months ended June 30, 2011, an increase of $.08 per share, or 28.6%.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended June 30, 2012, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $725 thousand for the three months ended June 30, 2012 as compared to the same period last year.  This increase in interest income was due to a $66.0 million increase in the average balance of loans during the quarter ended June 30, 2012, up to $395.6 million as compared to the second quarter of 2011 average loan balance of $329.6 million, offset somewhat by a decrease in the average rate earned on loans, from 5.65% for the three months ended June 30, 2011 down to 5.44% for the three months ended June 30, 2012, a decrease of 21 basis points.  Interest expense increased by $388 thousand year over year and was due in most part to an increase in the average balance of interest bearing deposits of $93.1 million, up to $407.4 million during the quarter ended June 30, 2012 from $314.4 million on average for the quarter ended June 30, 2011.  The average interest rate paid on interest bearing deposits increased 6 basis points up to 1.49% for the three months ended June 30, 2012, from 1.43% for the same period last year.

During the six months ended June 30, 2012, net interest income reached $8.3 million compared to $7.4 million for the six months ended June 30, 2011, an increase of $963 thousand, or 13.1%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in average loans.    Interest income from loans, including fees, securities and federal funds sold reached $11.3 million for the six months ended June 30, 2012 from $9.6 million for the six months ended June 30, 2011, an increase of $1.7 million or 18.1%.  At the same time, interest expense increased from $2.2 million for the six months ended June 30, 2011 to $3.0 million for the six months ended June 30, 2012, an increase of approximately $764 thousand, or 34.6%.  The Company’s average rate paid on interest bearing deposits increased to 1.49% for the six months ended June 30, 2012, from 1.45% for the six months ended June 30, 2011.

Provision for Loan Losses

The provision for loan losses is a recorded expense that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  Through the application of our ALLL methodology, the provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to new loans and newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses was $330 thousand for the three months ended June 30, 2012 as compared to $212 thousand for the three months ended June 30, 2011, an increase of $118 thousand, or 55.7%.  During the six months ended June 30, 2012, the provision for loan losses was $625 thousand as compared to $598 thousand during the six months ended June 30, 2011, an increase of $27 thousand, or 4.5%.  At June 30, 2012, the Company had approximately $5.1 million in the ALLL, or 1.27% of total loans, as compared to $4.5 million and 1.23% of total loans at December 31, 2011.   At June 30, 2012, the Bank had non-accruing loans of $6.0 million as compared to $6.2 million at December 31, 2011.

Non-interest Income (Loss)

Non-interest income (loss) consists primarily of fees and service charges and a loss on the sale of OREO.  For the three months ended June 30, 2012, non-interest income increased by $10 thousand as compared to the three months ended June 20, 2011.  For the six months ended June 30, 2012, non-interest income increased by $169 thousand when compared to the same period in 2011.  In both cases, the increase in non-interest income was due to a loss on the sale of OREO during the first six months of 2011.

Non-interest Expense

Non-interest expense grew to $2.4 million during the second quarter of 2012 compared to $2.3 million in the first quarter of 2011, an increase of approximately $140 thousand.  This increase was due in most part to increases in salaries, occupancy and equipment expense and data processing of $164 thousand, $101 thousand and 47 thousand, respectively, offset somewhat by decreases in professional fees and FDIC deposit insurance premiums of $72 thousand and $68 thousand, respectively.  During the six months ended June 30, 2012, non-interest expense reached approximately $4.6 million from approximately $4.2 million for the six months ended June 30, 2011, an increase of $407 thousand, or 9.6%.  The six month increases were due in most part to increases in salaries and benefits, occupancy and equipment and data processing of $368 thousand, $166 thousand and $95 thousand, respectively, offset somewhat by decreases in FDIC deposit insurance premiums and professional fees.  For both periods the increases in salaries, occupancy and equipment expense and data processing fees were primarily due to the opening of two new branches, Englewood, in September of 2011, and Cliffside Park, in March of 2012.

Income Tax Expense

The income tax provision reached $654 thousand for the quarter ended June 30, 2012 as compared to $523 thousand for the quarter ended June 30, 2011, representing an increase of $131 thousand, or 25.1%.  For the six months ended June 30, 2012, income tax expense was $1.2 million as compared to $979 thousand for the six months ended June 30, 2011, representing an increase of $257 thousand, or 26.3%.  The income tax provision is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting.  These permanent tax differences include the recognition of non-deductible stock option expense as required under FASB ASC 718.  The effective tax rate for the three and six month periods ended June 30, 2012, were 39.7% and 39.5%, respectively, compared to 39.2% and 40.3%, respectively, for the same periods in 2011.

FINANCIAL CONDITION

Total consolidated assets increased $56.9 million, or approximately 12.1%, from $469.8 million at December 31, 2011 to $526.7 million at June 30, 2012.  Total deposits increased from $416.2 million at December 31, 2011 to $471.8 million at June 30, 2012, an increase of $55.7 million, or approximately 13.4%.  Loans receivable, or “total loans,” increased from $365.2 million at December 31, 2011 to $402.8 million at June 30, 2012, an increase of $37.6 million, or approximately 10.3%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 10.3% to reach $402.8 million at June 30, 2012 from $365.2 million at December 31 2011.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, and competitive rate structures.

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

For more information on the loan portfolio, see Note 6 in Notes to the Financial Statements in this Quarterly Report on Form 10-Q.

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

As of June 30, 2012 the Bank had eleven non-accrual loans totaling approximately $6.0 million, of which six loans totaling approximately $2.0 million had specific reserves of $367 thousand and five loans totaling approximately $4.0 million had no specific reserve.  If interest had been accrued, such income would have been approximately $79 thousand and $174 thousand, respectively, for the three and six month periods ended June 30, 2012.  Within non-accrual loans at June 30, 2012, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2012, these TDR loans had an outstanding balance of $797 thousand and had specific reserves of $117 thousand.  One of the TDR loans was performing in accordance with its modified terms.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  At June 30, 2012, the Bank had 14 loans totaling approximately $6.7 million, of which eight loans totaling approximately $2.3 million had specific reserves of $706 thousand and six loans totaling approximately $4.4 million had no specific reserves.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2012, these TDR loans had an outstanding balance of approximately $1.2 million and had specific reserves of $117 thousand.  One residential mortgage loan was not performing in accordance with its modified terms.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at June 30, 2012 and December 31, 2011.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $85.8 million at June 30, 2012 compared to $56.6 million at December 31, 2011.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity decreased $3.9 million to $928 thousand at June 30, 2012 from $4.8 million at December 31, 2011.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $471.8 million at June 30, 2012 from $416.2 million at December 31, 2011, an increase of $55.7 million, or 13.4%.  Savings and interest bearing checking accounts, time deposits and savings and noninterest-bearing checking accounts grew $25.1 million, $24.2 million and $6.3 million, respectively.  We believe this increase is due, in part, to the public perception of our safety and soundness.  During this interest rate environment, our attractive time deposit products have allowed the Bank to increase its overall deposits while keeping its overall cost of deposits relatively flat, increasing 4 basis points for the six months ended June 30, 2012, up to 1.49%.  The increase in deposits is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

Liquidity

Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner.  Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations.  In addition, if warranted, we would be able to borrow funds.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition.

Our total deposits equaled $471.8 million and $416.2 million, respectively, at June 30, 2012 and December 31, 2011.  The growth in funds provided by deposit inflows during this period, coupled with our cash position during the six months ended June 30, 2012, were sufficient to provide for our loan demand during the period.

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

As of June 30, 2012, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at June 30, 2012.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2012, as well as the applicable minimum ratios:

		Minimum
		Regulatory
	June 30, 2012	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	12.95%	4.00%
Total Capital Ratio	14.19%	8.00%
Leverage Ratio	10.20%	4.00%

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

As of June 30, 2012, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of June 30, 2012, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

None

Item 6.    Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: August 14, 2012	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Lesler
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