Form 10-Q
period 2012-09-30
Bancorp of New Jersey, Inc.
filed 2012-11-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 9, 2012 there were 5,206,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$1,216	$642
Interest bearing deposits	30,818	31,117
Federal funds sold	461	463
Total cash and cash equivalents	32,495	32,222

Interest bearing time deposits	250	250

Securities available for sale, at fair value (amortized cost of $82,537 and $56,148, respectively)	83,225	56,645
Securities held to maturity (fair value of $3,660 and $4,787 respectively)	3,660	4,787
Restricted investment in bank stock, at cost	669	549

Loans receivable	418,055	365,160
Deferred loan fees and unamortized costs, net	(160)	(66)
Less: allowance for loan losses	(5,022)	(4,474)
Net loans	412,873	360,620
Premises and equipment, net	10,270	10,203
Accrued interest receivable	2,094	1,515
Other assets	3,257	3,051
TOTAL ASSETS	$548,793	$469,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$66,914	$49,585
Savings and interest bearing transaction accounts	117,747	85,456
Time deposits under $100	49,532	45,918
Time deposits $100 and over	258,281	235,204
Total deposits	492,474	416,163

Accrued interest payable and other liabilities	2,089	1,773
TOTAL LIABILITIES	494,563	417,936

Commitments and Contingencies
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at September 30, 2012 and December 31, 2011	49,653	49,546
Retained Earnings	4,143	2,046
Accumulated other comprehensive income	434	314
Total stockholders’ equity	54,230	51,906
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$548,793	$469,842

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Three Months Ended September 30,
	2012	2011

INTEREST INCOME
Loans, including fees	$5,507	$4,791
Securities	493	211
Federal funds sold and other	19	12
TOTAL INTEREST INCOME	6,019	5,014

INTEREST EXPENSE
Savings and money markets	155	55
Time deposits	1,404	1,141
Short term borrowings	—	2
TOTAL INTEREST EXPENSE	1,559	1,198

NET INTEREST INCOME	4,460	3,816
Provision for loan losses	260	300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,200	3,516
NON-INTEREST INCOME
Fees and service charges	44	48
Gains on sales of securities	238	—
TOTAL NON-INTEREST INCOME	282	48

NON-INTEREST EXPENSE
Salaries and employee benefits	1,278	1,140
Occupancy and equipment expense	534	360
FDIC premiums and related expenses	86	81
Data processing	182	141
Professional fees	180	147
Other expenses	335	201
TOTAL NON-INTEREST EXPENSE	2,595	2,070
Income before provision for income taxes	1,887	1,494
Income tax expense	745	593
Net income	$1,142	$901

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.22	$0.17

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Nine Months Ended September 30,
	2012	2011

INTEREST INCOME
Loans, including fees	$15,945	$13,905
Securities	1,311	642
Federal funds sold and other	56	33
TOTAL INTEREST INCOME	17,312	14,580

INTEREST EXPENSE
Savings and money markets	348	161
Time deposits	4,185	3,244
Short term borrowings	—	3
TOTAL INTEREST EXPENSE	4,533	3,408

NET INTEREST INCOME	12,779	11,172
Provision for loan losses	885	898
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,894	10,274
NON-INTEREST INCOME (LOSS)
Fees and service charges	124	162
Gains on sales of securities	238	—
Loss on sale of other real estate owned	—	(203)
TOTAL NON-INTEREST INCOME (LOSS)	362	(41)
NON-INTEREST EXPENSE
Salaries and employee benefits	3,760	3,254
Occupancy and equipment expense	1,495	1,155
FDIC premiums and related expenses	239	380
Data processing	517	381
Professional fees	408	475
Other expenses	823	665
TOTAL NON-INTEREST EXPENSE	7,242	6,310
Income before provision for income taxes	5,014	3,923
Income tax expense	1,981	1,572
Net income	$3,033	$2,351

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.58	$0.45

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2012	2011

Net income	$1,142	$901
Other comprehensive income
Gross unrealized holding (losses) gains on securities available for sale, net of deferred income tax of $172 and $(31), respectively	(300)	93
Reclassification adjustment for gain on sale of securities, net of tax expense of $(84) and $0, respectively	154	—
Comprehensive income (loss)	$996	$994

	For the Nine Months Ended September 30,
	2012	2011

Net income	$3,033	$2,351
Other comprehensive income
Gross unrealized holding (losses) gains on securities available for sale, net of deferred income tax of $14 and $(238), respectively	(33)	402
Reclassification adjustment for gain on sale of securities, net of tax expense of $(84) and $0, respectively	154	—
Comprehensive income	$3,154	$2,753

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,033	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369	314
Provision for loan losses	885	898
Recognition of stock option expense	107	117
Increase in deferred income taxes	(359)	(205)
Loss on sale of OREO	—	203
Gains on sale of securities available for sale	(238)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(579)	(172)
Decrease in other assets	83	188
Increase in other liabilities	316	364
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,617	4,058

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(69,822)	(34,010)
Purchases of investments in bank stock	(120)	(58)
Purchases of securities held to maturity, net	(3,960)	(3,910)
Purchase of interest bearing time deposits	—	(250)
Proceeds from called or matured securities available for sale	37,750	21,998
Proceeds from sales of securities available for sale	5,921	—
Maturities of securities held to maturity	5,087	3,728
Net increase in loans	(53,139)	(51,135)
Proceeds from sale of OREO	—	1,484
Purchases of premises and equipment	(436)	(499)
NET CASH USED IN INVESTING ACTIVITIES	(78,719)	(62,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	76,311	63,139
Increase in borrowed funds	—	19,000
Repayment of borrowed funds	—	(19,000)
Dividends	(936)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,375	63,139

Net increase in cash and cash equivalents	273	4,545
Cash and cash equivalents, beginning of year	32,222	23,204
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,495	$27,749

Cash paid during the period for:
Interest	$4,462	$3,306
Income taxes	$2,075	$2,050

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

Note 2.  Stockholders’ Equity and Related Transactions

During the nine month periods ended September 30, 2012 and September 30, 2011, respectively, the Company issued no shares of common stock.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2012, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were a total of 3,033 unvested options at September 30, 2012 and approximately $13,000 remains to be recognized in expense over approximately the next three months.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first nine months of 2012.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September

30, 2012, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at September 30, 2012.   No options were granted, exercised or forfeited during the first nine months of 2012.

Under the 2007 Director Plan, there were a total of approximately 5,001 unvested options at September 30, 2012 and approximately $22,000 remains to be recognized in expense over approximately the next three months.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $36,000 and $39,000 for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, respectively, share based compensation totaled $107,000 and $117,000, respectively.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2012.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of September 30, 2012 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $117,000.

The aggregate intrinsic value of options outstanding as of September 30, 2011 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $41,000.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan.  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the plan, provided, that only employees are eligible to receive incentive stock options.  At September 30, 2012, no awards had been made under this plan.

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

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2012	2011
Net income applicable to common stock	$1,142	$901
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.22	$0.17

Net income applicable to common stock	$1,142	$901
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	8	2
Weighted average number of common shares and common share equivalents- diluted	5,215	5,209
Diluted earnings per share	$0.22	$0.17

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended September 30, 2012 because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended September 30, 2012.

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

The following schedule shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2012	2011
Net income applicable to common stock	$3,033	$2,351
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.58	$0.45

Net income applicable to common stock	$3,033	$2,351
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	5	8
Weighted average number of common shares and common share equivalents- diluted	5,212	5,215
Diluted earnings per share	$0.58	$0.45

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2012 because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the nine months ended September 30, 2012.

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and 90,000 incentive stock options at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2011 because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the nine months ended September 30, 2011.

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at September 30, 2012 and December 31, 2011 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
Securities Held to Maturity:
Obligations of states and political subdivisions	$3,660	$—	$—	$3,660

Securities Available for Sale:
U.S. Treasury obligations	11,148	313	—	11,461
Government Sponsored Enterprise obligations	71,389	517	(142)	71,764
Total securities available for sale	82,537	830	(142)	83,225

Total securities	$86,197	$830	$(142)	$86,885

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,787	$—	$—	$4,787

Securities Available for Sale:
U.S. Treasury obligations	11,079	245	—	11,324
Government Sponsored Enterprise obligations	45,069	267	(15)	45,321
Total securities available for sale	56,148	512	(15)	56,645

Total securities	$60,935	$512	$(15)	$61,432

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2012
Government Sponsored Enterprise obligations	$14,858	$142	$—	$—	$14,858	$142
Total securities available for sale	$14,858	$142	$—	$—	$14,858	$142

December 31, 2011

Government Sponsored Enterprise obligations	$4,985	$15	$—	$—	$4,985	$15
Total securities available for sale	$4,985	$15	$—	$—	$4,985	$15

At September 30, 2012, and December 31, 2011,  the Company held no securities held to maturity with unrealized losses.

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$3,660	$3,660	$2,001	$2,031
After one to five years	—	—	15,017	15,351
After five to ten years	—	—	37,519	37,954
After ten years	—	—	28,000	27,889
Total	$3,660	$3,660	$82,537	$83,225

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

At September 30, 2012, the Company’s available for sale securities portfolio consisted of 35 securities, of which five were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2012.  The Company does not intend to sell these securities and will not more likely than not be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

At September 30, 2012 and December 31, 2011, the Company held no securities held to maturity that have been in a continuous unrealized loss position for twelve months.

Securities with an amortized cost of $13.1 million and $8.0 million, respectively, and a fair value of $13.5 million and $8.3 million, respectively, were pledged to secure public funds on deposit at September 30, 2012 and December 31, 2011, repectively.

Note 6.   Loans.

The components of the loan portfolio at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011

Commercial real estate	$228,714	$186,187
Residential mortgages	54,379	52,595
Commercial	66,001	57,464
Home equity	67,676	67,895
Consumer	1,285	1,019

	$418,055	$365,160

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

The allowance for loan losses and recorded investment in loan receivables for the periods indicated are as follows (in thousands):

For the three months ended:

September 30, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,725	$439	$1,274	$418	$22	$223	$5,101
Charge-offs	—	—	(340)	—	—	—	(340)
Recoveries	—	—	1	—	—	—	1
Provisions	209	2	60	23	3	(37)	260
Ending balance	$2,934	$441	$995	$441	$25	$186	$5,022
Ending balance: individually evaluated for impairment	$250	$127	$50	$70	$—	$—	$497
Ending balance: collectively evaluated for impairment	$2,684	$314	$945	$371	$25	$186	$4,525

Loan receivables:
Ending balance	$228,714	$54,379	$66,001	$67,676	$1,285	$—	$418,055
Ending balance: individually evaluated for impairment	$2,105	$2,467	$325	$1,433	$—	$—	$6,330
Ending balance: collectively evaluated for impairment	$226,609	$51,912	$65,676	$66,243	$1,285	$—	$411,725

September 30, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,353	$389	$725	$357	$22	$478	$4,324
Charge-offs	(326)	—	—	—	—	—	(326)
Recoveries	—	—	—	—	—	—	—
Provisions	(94)	9	217	(22)	(2)	192	300
Ending balance	$1,933	$398	$942	$335	$20	$670	$4,298
Ending balance: individually evaluated for impairment	$80	$17	$—	$—	$—	$—	$97
Ending balance: collectively evaluated for impairment	$1,853	$381	$942	$335	$20	$670	$4,201

Loan receivables:
Ending balance	$177,649	$53,504	$53,413	$67,442	$947	$—	$352,955
Ending balance: individually evaluated for impairment	$2,340	$2,784	$—	$1,253	$—	$—	$6,377
Ending balance: collectively evaluated for impairment	$175,309	$50,720	$53,413	$66,189	$947	$—	$346,578

The following tables present the activity in the allowance for loan losses and recorded investment in loan receivables for the periods indicated (in thousands):

For the nine months ended:

September 30, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	—	(340)	—	—	—	(340)
Recoveries	1	—	2	—	—	—	3
Provisions	525	(29)	506	73	4	(194)	885
Ending balance	$2,934	$441	$995	$441	$25	$186	$5,022
Ending balance: individually evaluated for impairment	$250	$127	$50	$70	$—	$—	$497
Ending balance: collectively evaluated for impairment	$2,684	$314	$945	$371	$25	$186	$4,525

Loan receivables:
Ending balance	$228,714	$54,379	$66,001	$67,676	$1,285	$—	$418,055
Ending balance: individually evaluated for impairment	$2,105	$2,467	$325	$1,433	$—	$—	$6,330
Ending balance: collectively evaluated for impairment	$226,609	$51,912	$65,676	$66,243	$1,285	$—	$411,725

September 30, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	(326)	—	—	(25)	—	—	(351)
Recoveries	—	—	—	—	2	—	2
Provisions	297	32	315	2	(4)	256	898
Ending balance	$1,933	$398	$942	$335	$20	$670	$4,298
Ending balance: individually evaluated for impairment	$80	$17	$—	$—	$—	$—	$97
Ending balance: collectively evaluated for impairment	$1,853	$381	$942	$335	$20	$670	$4,201

Loan receivables:
Ending balance	$177,649	$53,504	$53,413	$67,442	$947	$—	$352,955
Ending balance: individually evaluated for impairment	$2,340	$2,784	$—	$1,253	$—	$—	$6,377
Ending balance: collectively evaluated for impairment	$175,309	$50,720	$53,413	$66,189	$947	$—	$346,578

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011, (in thousands):

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,708	$1,708	$227,006	$228,714
Residential mortgages	—	—	2,467	2,467	51,912	54,379
Commercial	—		325	325	65,676	66,001
Home equity	—	76	1,433	1,509	66,167	67,676
Consumer	10	—	—	10	1,275	1,285
Total	$10	$76	$5,933	$6,019	$412,036	$418,055

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,733	$1,733	$184,454	$186,187
Residential mortgages	—	—	2,487	2,487	50,108	52,595
Commercial	—	—	325	325	57,139	57,464
Home equity	180	—	1,253	1,433	66,462	67,895
Consumer	27	—	—	27	992	1,019
Total	$207	$—	$5,798	$6,005	$359,155	$365,160

The Bank had no loans greater than ninety days delinquent and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$223,450	$51,912	$64,176	$66,243	$1,285	$407,066
Special Mention	3,557	—	1,500	—	—	5,057
Substandard	1,707	2,467	325	1,433	—	5,932
Doubtful	—	—	—	—	—	—
Total	$228,714	$54,379	$66,001	$67,676	$1,285	$418,055

December 31, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$180,897	$50,108	$57,139	$66,642	$1,019	$355,805
Special Mention	3,160	—	—	—	—	3,160
Substandard	2,130	2,487	325	1,253	—	6,195
Doubtful	—	—	—	—	—	—
Total	$186,187	$52,595	$57,464	$67,895	$1,019	$365,160

As of September 30, 2012 the Bank had eleven non-accrual loans totaling approximately $5.9 million, of which six loans totaling approximately $2.0 million had specific reserves of $497 thousand and five loans totaling approximately $3.9 million had no specific reserve.  If interest had been accrued, such income would have been approximately $86 thousand and $260 thousand, respectively, for the three and nine month periods ended September 30, 2012.  Within its non-accrual loans at September 30, 2012, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2012, these TDR loans had an outstanding balance of $797 thousand and had specific reserves of $127 thousand.  One of the TDR loans had an outstanding balance of $310 thousand and was performing in accordance with its modified terms.

Non-accrual loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$250	$957	$—
Residential mortgages	797	840	127	798	9
Commercial	50	50	50	50	—
Home equity	180	180	70	135	—
Total nonaccrual loans with specific reserves	1,984	2,027	497	1,940	9

Nonaccrual loans with no specific reserves:
Commercial real estate	750	750	—	766	—
Residential mortgages	1,670	1,670	—	1,683	—
Commercial	275	275	—	275	—
Home equity	1,254	1,254	—	1,253	—
Total nonaccrual loans with no specific reserves	3,949	3,949	—	3,977	—
Total non-accrual loans	$5,933	$5,976	$497	$5,917	$9

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$160	$1,264	$9
Residential mortgage	800	843	117	515	23
Commercial	50	50	50	10	2
Total nonaccrual loans with specific reserves	1,807	1,850	327	1,789	34

Nonaccrual loans with no specific reserves:
Commercial real estate	1,173	1,173	—	1,016	32
Residential mortgages	1,687	1,687	—	1,163	24
Commercial	275	275	—	115	13
Home equity	1,253	1,253	—	752	13
Total nonaccrual loans with no specific reserves	4,388	4,388	—	3,046	82
Total non-accrual loans	$6,195	$6,238	$327	$4,835	$116

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$250	$957	$—
Residential mortgages	797	840	127	798	9
Commercial	50	50	50	50	—
Home equity	180	180	70	135	—
Total impaired loans with specific reserves	1,984	2,027	497	1,940	9

Impaired loans with no specific reserves:
Commercial real estate	1,148	1,148	—	1,164	18
Residential mortgages	1,670	1,670	—	1,683	—
Commercial	275	275	—	275	—
Home equity	1,253	1,253	—	1,253	—
Total impaired loans with no specific reserves	4,346	4,346	—	4,375	18
Total impaired loans	$6,330	$6,373	$497	$6,315	$27

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$160	$896	$9
Residential mortgage	800	843	117	497	23
Commercial	50	50	50	50	2
Total impaired loans with specific reserves	1,807	1,850	327	1,443	34

Impaired loans with no specific reserves:
Commercial real estate	1,174	1,173	—	1,177	32
Residential mortgage	1,941	1,941	—	1,838	24
Commercial	275	275	—	275	13
Home equity	1,253	1,253	—	1,253	13
Total impaired loans with no specific reserves	4,643	4,642	—	4,543	82
Total impaired loans	$6,450	$6,492	$327	$5,986	$116

At September 30, 2012, and December 31, 2011, the Bank had three impaired  loans which met the definition of a TDR and as such are also classified as impaired.

The following table presents TDRs as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$—	$797	$797
Commercial real estate	397	—	397
	$397	$797	$1,194

December 31, 2011	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$255	$800	$1,055
Commercial real estate	—	398	398
	$255	$1,198	$1,453

The Company had no TDRs with a payment default occurring within twelve months of the restructured date.  The Company did not have any new TDRs during the first three quarters of 2012.

The following table displays TDRs as of September 30, 2012 and December 31, 2011, which were performing according to agreement (in thousands):

September 30, 2012	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$310	$310
Commercial real estate	—	—	—	—	397	397
	$—	$—	$—	$—	$707	$707

December 31, 2011	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$564	$564
Commercial real estate	—	—	—	—	398	398
	$—	$—	$—	$—	$962	$962

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2012, the Bank had $2.0 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2012 for guarantees under standby letters of credit issued is not material.

Note 8. Fair Value Measurements

Under ASC Topic 820, “Fair Value Measurement”, fair value measurements are not adjusted for transaction costs.  ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011, respectively, are as follows (in thousands):

		(Level 1)
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$11,461	$—	$11,461	$—
Government Sponsored Enterprise obligations	71,764	—	71,764	—
Total securities available for sale	$83,225	$—	$83,225	$—

		(Level 1)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$11,324	$—	$11,324	$—
Government Sponsored Enterprise obligations	45,321	—	45,321	—
Total securities available for sale	$56,645	$—	$56,645	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011, respectively, follows (in thousands):

		(Level 1)
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,487	$—	$—	$1,487

		(Level 1)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,480	$—	$—	$1,480

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

September 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$1,487	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 53.7% (-23.6%)

			Liquidation Expenses (2)	0% - 31.1% (-9.5%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at September 30, 2012 and December 31, 2011:

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

Impaired loans

Impaired loans are those that are accounted for under ASC Sub-topic 310-40, “Troubled Debt Restructurings” by Creditors, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally deteremined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2012 and December 31, 2011 (in thousands):

			(Level 1)
	September 30, 2012		Quoted Prices in Active Markets for Identical	(Level 2) Significant Other	(Level 3) Significant Unobservable
	Carrying amount	Estimated Fair Value	Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$32,495	$32,495	$32,495	$—	$—
Interest bearing time deposits	250	250	250	—	—
Securities available for sale	83,225	83,225	—	83,225
Securities held to maturity	3,660	3,660	—	3,660
Restricted investment in bank stock	669	669	—	—	669
Net loans	412,873	416,031	—	—	416,031
Accrued interest receivable	2,094	2,094	2,094	—	—
Financial liabilities:
Deposits	492,474	492,568	179,881	312,687	—
Accrued interest payable	679	679	679	—	—

	December 31, 2011
	Carrying amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$32,222	$32,222
Interest bearing time deposits	250	250
Securities available for sale	56,645	56,645
Securities held to maturity	4,787	4,787
Restricted investment in bank stock	549	549
Net loans	360,620	363,026
Accrued interest receivable	1,515	1,515
Financial liabilities:
Deposits	416,163	414,445
Accrued interest payable	608	608

Limitation

The preceding fair value estimates were made at September 30, 2012 and December 31, 2011 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at September 30, 2012 and December 31, 2011, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)

This ASU amends FASB ASC Topic 820, “Fair Value Measurement”, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard did not have a material effect on our financial position or results of operations.

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, “Comprehensive Income”, to facilitate the continued alignment of U.S. GAAP with International Financial Reporting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  The adoption of this standard did not have a material effect on our financial position or results of operations.

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) performing loans, which are collectively evaluated and for which a general valuation allowance is established; (2) classified loans that are collectively evaluated and for which a higher general valuation allowance is established; and (3) impaired loans, which are individually evaluated and for which specific reserves are established.  We maintain a loan review system which provides for a systematic review of the loan portfolios and with the goal of early identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although specific and general loan loss allowances are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies, increased non-performing loans, and additional probable losses, and thus a need to make additional provisions for loan losses. Any such additional provisions for loan losses would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans and reduced recoveries, resulting in additional provisions for loan losses.  Furthermore, a change in the composition, or growth, of our loan portfolio could result in the need for additional provisions for loan losses.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  These agencies may require the Bank to make additional provisions for loan losses based on their judgements of information available to them at the time of their examination.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2012 and 2011

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

Net Income

Net income for the third quarter of 2012 was $1.1 million compared to net income of $901 thousand for the third quarter of 2011, an increase of $241 thousand, or 26.7%.  This increase was due in most part to an increase in net interest income of approximately $644 thousand, or 16.9%, and an increase in the gains on the sales of securities of $238 thousand, offset somewhat by increases in non-interest expenses, and income taxes of $525 thousand and $152 thousand, respectively.

Net income for the nine months ended September 30, 2012 was approximately $3.0 million compared to net income of approximately $2.4 million for the nine months ended September 30, 2011, an increase of $682 thousand, or 29.0%.  The increase was due to increases in net interest income and gains on the sales of securities of $1.6 million and $238 thousand, respectively, and a decrease in the loss on the sale of other real estate owned (“OREO”) of $203 thousand, offset somewhat by increases in non-interest expenses and income tax expense of $932 thousand and $409 thousand, respectively.

On a per share basis, basic and diluted earnings per share were $0.22 for the third quarter of 2012 as compared to basic and diluted earnings per share of $0.17 for the third quarter of 2011, an increase of $0.05 per share, or 29.4%.  Basic and diluted earnings per share were $0.58 for the nine months ended September 30, 2012 as compared to basic and diluted earnings per share of $0.45 for the nine months ended September 30, 2011, an increase of $0.13 per share, or 28.9%.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended September 30, 2012, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $716 thousand for the three months ended September 30, 2012 as compared to the same period last year.  This increase in interest income was due to a $63.3 million increase in the average balance of loans during the quarter ended September 30, 2012, up to $409.7 million as compared to the third quarter of 2011 average loan balance of $346.4 million, offset somewhat by a decrease in the average rate earned on loans, from 5.53% for the three months ended September 30, 2011 down to 5.38% for the three months ended September 30, 2012, a decrease of 15 basis points.  Interest expense increased by $361 thousand year over year and was due in most part to an increase in the average balance of interest bearing deposits of $106.2 million, up to $426.0 million during the quarter ended September 30, 2012 from $319.8 million on average for the quarter ended September 30, 2011.  The average interest rate paid on interest bearing deposits decreased 4 basis points to 1.46% for the three months ended September 30, 2012, from 1.50% for the same period last year.

During the nine months ended September 30, 2012, net interest income reached $12.8 million compared to $11.2 million for the nine months ended September 30, 2011, an increase of $1.6 million, or 14.4%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in average loans.  Interest income from loans, including fees, securities and federal funds sold reached $17.3 million for the nine months ended September 30, 2012 from $14.6 million for the nine months ended September 30, 2011, an increase of $2.7 million or 18.7%.  At the same time, interest expense increased from $3.4 million for the nine months ended September 30, 2011 to $4.5 million for the nine months ended September 30, 2012, an increase of approximately $1.1 million, or 33.0%.  The Company’s average rate paid on interest bearing deposits increased to 1.49% for the nine months ended September 30, 2012, from 1.45% for the nine months ended September 30, 2011.

Provision for Loan Losses

The provision for loan losses is a recorded expense that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is adequate to absorb probable losses within the existing loan portfolio.  Through the application of our ALLL methodology, the provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to new loans and newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses was $260 thousand for the three months ended September 30, 2012 as compared to $300 thousand for the three months ended September 30, 2011, a decrease of $40 thousand.  During the nine months ended September 30, 2012, the provision for loan losses was $885 thousand as compared to $898 thousand during the nine months ended September 30, 2011, a decrease of $13 thousand.  At September 30, 2012, the Bank’s ALLL was approximately $5.0 million, or 1.20% of total loans, as compared to $4.5 million and 1.23% of total loans at December 31, 2011.  At September 30, 2012, the Bank had non-accruing loans of $5.9 million as compared to $6.2 million at December 31, 2011.

Non-interest Income (Loss)

Non-interest income (loss) consists primarily of fees and service charges, gains on the sales of securities and a loss on the sale of OREO.  For the three months ended September 30, 2012, non-interest income increased by $234 thousand as compared to the three months ended September 20, 2011.  The increase was due to a gain from the sales of securities during the 2012 third quarter in the amount of $238 thousand.  For the nine months ended September 30, 2012, non-interest income increased by $403 thousand when compared to the same period in 2011.  This gain was due to the above mentioned gains on the sales of securities in the third quarter of 2012 and a loss on the sale of OREO of $203 thousand during the first nine months of 2011.

Non-interest Expense

Non-interest expense grew to $2.6 million during the third quarter of 2012 compared to $2.1 million in the third quarter of 2011, an increase of approximately $525 thousand, or 25.4%.  This increase was due in most part to increases in occupancy and equipment expense, salaries and employee benefits, and data processing of $174 thousand, $138 thousand and $41 thousand, respectively.  During the nine months ended September 30, 2012, non-interest expense reached approximately $7.2 million from approximately $6.3 million for the nine months ended September 30, 2011, an increase of $932 thousand, or 14.8%.  The nine month increase was due in most part to increases in salaries and employee benefits, occupancy and equipment and data processing of $506 thousand, $340 thousand and $136 thousand, respectively.  For both periods the increases in salaries, occupancy and equipment expense and data processing fees were primarily due to the opening of two new branches, Englewood, in September of 2011, and Cliffside Park, in March of 2012.

Income Tax Expense

The income tax provision reached $745 thousand for the quarter ended September 30, 2012 as compared to $593 thousand for the quarter ended September 30, 2011, representing an increase of $152 thousand, or 25.6%.  For the nine months ended September 30, 2012, income tax expense was $2.0 million as compared to $1.6 million for the nine months ended September 30, 2011, representing an increase of $409 thousand, or 26.0%.  The income tax provision is reflective of our pre-tax income and the effect of permanent differences between financial and tax reporting.  These permanent tax differences include the recognition of non-deductible stock option expense as required under applicable accounting guidance (FASB ASC 718).  The effective tax rate for the three and nine month periods ended September 30, 2012, were 39.5% and 39.5%, respectively, compared to 39.7% and 40.1%, respectively, for the same periods in 2011.

FINANCIAL CONDITION

Total consolidated assets increased $79.0 million, or approximately 16.8%, from $469.8 million at December 31, 2011 to $548.8 million at September 30, 2012.  Total deposits increased from $416.2 million at December 31, 2011 to $492.5 million at September 30, 2012, an increase of $76.3 million, or approximately 18.3%.  Loans receivable, or “total loans,” increased from $365.2 million at December 31, 2011 to $418.1 million at September 30, 2012, an increase of $52.9 million, or approximately 14.5%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 14.5% to reach $418.1 million at September 30, 2012 from $365.2 million at December 31 2011.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service, and competitive rate structures.

Our loan portfolio consists of commercial real estate loans, residential mortgages, commercial loans, home equity loans and consumer loans.  Commercial real estate loans consist of loans secured by commercial real property and loans for the construction of commercial or residential property.  Residential mortgages are loans secured by residential real property.  Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes.  Home equity and consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being owned or being purchased.

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

As of September 30, 2012 the Bank had eleven non-accrual loans totaling approximately $5.9 million, of which six loans totaling approximately $2.0 million had specific reserves of $497 thousand and five loans totaling approximately $3.9 million had no specific reserve.  If interest had been accrued, such income would have been approximately $86 thousand and $260 thousand, respectively, for the three and nine month periods ended September 30, 2012.  Within its non-accrual loans at September 30, 2012, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2012, these TDR loans had an outstanding balance of $797 thousand and had specific reserves of $127 thousand.  One of the TDR loans had an outstanding balance of $310 thousand and was performing in accordance with its modified terms.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  At September 30, 2012, the Bank had 12 impaired loans totaling approximately $6.3 million, of which six loans totaling approximately $2.0 million had specific reserves of $497 thousand and six loans totaling approximately $4.3 million had no specific reserves.  At September 30, 2012, three TDR loans had an outstanding balance of approximately $1.2  million and had specific reserves of $127 thousand.  One residential mortgage loan with an outstanding balance of $387 thousand was not performing in accordance with its modified terms.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at September 30, 2012 and December 31, 2011.  We have on occasion extended loans to customers that are secured by properties located in the New Jersey barrier islands and surrounding areas.  These areas were severely damaged by Hurricane Sandy, which impacted the Mid-Atlantic and Northeastern regions of the United States from October 28, 2012 to October 30, 2012.  On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance.  We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary.  We are in the process of assessing the damage that may have occurred to the underlying properties and there is a risk that collateral for these loans has been damaged, however as of the date of this filing, the Company does not anticipate that the storm damage will have a material impact on its operations.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $83.2 million at September 30, 2012 compared to $56.6 million at December 31, 2011.  This increase in the AFS category represented the purchase of securities during the period with funds in excess of federal funds sold.  Securities held to maturity decreased $1.1 million to $3.7 million at September 30, 2012 from $4.8 million at December 31, 2011.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $492.5 million at September 30, 2012 from $416.2 million at December 31, 2011, an increase of $76.3 million, or 18.3%.  Savings and interest bearing checking accounts, time deposits and noninterest-bearing checking accounts grew $32.3 million, $26.7 million and $17.3 million, respectively.  We believe this increase is due, in part, to the public perception of our safety and soundness.  During this interest rate environment, our time deposit products, which have been attractive to customers, have allowed the Bank to increase its overall deposits while keeping its overall cost of deposits, excluding noninterest-bearing deposits, relatively flat, increasing 1 basis point for the nine months ended September 30, 2012, up to 1.48%.  The Bank’s cost of deposits, including noninterest-bearing deposits, decreased by 1 basis point for the nine months ended September 30, 2012 to 1.30% as compared to the nine months ended September 30, 2011 rate of 1.31%.  The increase in deposits is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.  The Bank has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $492.5 million and $416.2 million, respectively, at September 30, 2012 and December 31, 2011.  The growth in funds provided by deposit inflows during this period, coupled with our cash position during the nine months ended September 30, 2012, were sufficient to provide for our loan demand during the period.

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

As of September 30, 2012, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at September 30, 2012.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2012, as well as the applicable minimum ratios:

			Minimum
			Regulatory
	September 30, 2012	December 31, 2011	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	12.62%	14.01%	4.00%
Total Capital Ratio	13.80%	15.23%	8.00%
Leverage Ratio	9.92%	11.37%	4.00%

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

As of September 30, 2012, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2012, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date:	November 14, 2012		By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Lesler
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