Form 10-K
period 2012-12-31
Bancorp of New Jersey, Inc.
filed 2013-03-28
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

for the fiscal year ended December 31, 2012

☐          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                              to                             .

Commission file number:  001-34089

Bancorp of New Jersey, Inc.

(Exact name of Registrant as specified in its charter)

New Jersey	20-8444387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

1365 Palisade Avenue, Fort Lee, NJ	07024
(Address of principal executive offices)	(Zip Code)

201-944-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock	NYSE MKT, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $35,004,000 based on the last sale price as of such date.

The number of shares outstanding of the registrant’s common stock, no par value, outstanding as of March 19, 2013 was 5,206,932.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders to be held May 22, 2013, are incorporated by reference in Part III of this annual report on Form 10-K.

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

ITEM 1.                BUSINESS

General

The Company is a one-bank holding company incorporated under the laws of the State of New Jersey in November, 2006 to serve as a holding company for Bank of New Jersey, referred to as the “Bank.”  (Unless the context otherwise requires, all references to the “Company” in this annual report shall be deemed to refer also to the Bank).  The Company was organized at the direction of the board of directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  On July 31, 2007, the Company became the bank holding company of the Bank.

During the second quarter of 2009, the Bank formed BONJ-New York Corp.  The New York subsidiary is engaged in the business of acquiring, managing and administering portions of Bank of New Jersey’s investment and loan portfolios.

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional seven branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, 4 Park Street, Harrington Park, New Jersey, 07640, 104 Grand

Avenue, Englewood, NJ 07631, and 354 Palisade Avenue, Cliffside Park, NJ 07010.   A ninth location at

585 Chestnut Ridge Road, Woodcliff Lakes NJ 07677 has received approval from the New Jersey Department of Banking and Insurance, sometimes referred to as “NJDOBI”, and the Federal Deposit Insurance Corporation, or “FDIC”.  The branch is expected to open in 2013.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, sometimes referred to as the “FRB.”  The Bank is supervised and regulated by the FDIC and the NJDOBI.  The Bank’s deposits are insured by the FDIC up to applicable limits.  The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the NJDOBI.  The principal executive offices of the Bank are located at 1365 Palisade Avenue, Fort Lee, NJ, 07024 and the telephone number is (201) 944-8600.

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

Extended Hours

The Bank provides convenient full-service banking from 9:00 am to 5:00 pm weekdays and 9:00 am to 1:00 pm on Saturday in all offices except Hackensack, which has no Saturday hours and Palisade Avenue and Main Street, both in Fort Lee, which offer full service banking from 7:00 am to 7:00 pm weekdays and Saturday 9:00 am to 1:00 pm.

Competition

The banking business remains highly competitive and is increasingly more regulated. The profitability of the Company depends upon the Bank’s ability to compete in its market area.  The Bank continues to face considerable competition in its market area for deposits and loans from other depository institutions.  The Bank faces competition in attracting and retaining deposit and loan customers, and with respect to the terms and conditions it offers on its deposit and loan products.  Many of its competitors have greater financial resources, broader geographic markets, and greater name recognition, and are able to provide more services and finance wide-ranging advertising campaigns.

The Bank competes with local, regional, and national commercial banks, savings banks, and savings and loan associations.  The Bank also competes with money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 84.8% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2012.

Employees

At December 31, 2012, the Company employed fifty-six full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

Supervision and Regulation

General

The Company and the Bank are each extensively regulated under both federal and state law.  These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company is also subject to comprehensive examination and supervision by the FRB and the Bank is also subject to comprehensive examination and supervision by NJDOBI and the FDIC.  These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s and Bank’s activities.

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

The BHCA was substantially amended by the Gramm-Leach-Bliley Act (“GLBA”), which among other things permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, the Company and the Bank must be “well capitalized” and “well managed” (as defined by federal law), and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating.  GLBA also imposes certain privacy requirements on all financial institutions and their treatment of consumer information.  At this time, the Company has not elected to become a financial holding company, as we do not engage in any non-banking activities which would require us to be a financial holding company.

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

The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.  The unlimited coverage for noninterest-bearing demand transaction accounts was not renewed.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and, during the four quarters ended  December 31, 2012, averaged one basis point of assessable deposits.

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

Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under the New Jersey Banking Act of 1948, as amended (the “Banking Act”), a bank may declare and pay cash dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.  The FDIC prohibits payment of cash dividends if, as a result, the institution would be undercapitalized or the Bank is in default with respect to any assessment due to the FDIC. These restrictions do not materially influence the Company or the Bank’s ability to pay dividends at this time.

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

Bank assets are given risk-weights of 0%, 20%, 50%, and 100%.  In addition, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weighting will apply.  Those computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category.  Exceptions include municipal or state revenue bonds, which have a 50% risk-weighting, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weighting.  In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting.  Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year), have a 50% risk-weighting.  Short-term commercial letters of credit have a 20% risk-weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier 1 Capital,” consisting of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets.  The remainder, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital.  Total capital is the sum of Tier 1 Capital and Tier 2 Capital less reciprocal holdings of other banking organization’s capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC. At December 31, 2012, the Bank’s Tier 1 and Total Capital ratios were 12.07% and 13.21%, respectively.

In addition, the FRB and FDIC have established minimum leverage ratio requirements for banking organizations they supervise. For banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%.  Other banks and bank holding companies generally are required to maintain a leverage ratio of 4-5%. At December 31, 2012, the Company’s, and the Bank’s, leverage ratio were 9.63% and 9.63%, respectively.

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

As of December 31, 2012, the Bank was classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2012, the bank maintains a “satisfactory” CRA rating.

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

The Dodd-Frank Act creates the Bureau of Consumer Financial Protection (“Bureau”), which is an independent bureau within the Federal Reserve System with broad authority to regulate the consumer finance industry including regulated financial institutions such as us, and non-banks and others who are involved in the consumer finance industry.  The Bureau has exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee non federally regulated entities, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive (“UDA”).  The federal consumer finance laws and all of the functions and responsibilities associated with them were transferred to the Bureau on July 21, 2011. While the Bureau has the exclusive power to interpret, administer and enforce federal consumer finance laws and UDA, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over us relating to the matters within the jurisdiction of the Bureau because it has less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act also:

•                  Applies the same leverage and risk-based capital requirements to most bank holding companies (“BHCs”) that apply to insured depository institutions;

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

•                  Makes permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.  Unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions was terminated at December 31, 2012;

•                  Eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

•                  Repeals Regulation Q, the federal prohibitions on the payment of interest on demand deposits  thereby permitting depository institutions to pay interest on business transaction and other accounts;

•                  Enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained;

•                  Expands insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on  market terms and, in certain circumstances, approved by the institution’s board of directors; and

•                  Strengthens the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, including rules regulating compensation of residential mortgage loan originators and mortgage loan servicing practices, and defining qualified mortgage loans, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business, financial condition, results of operations or cash flow. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions and/or have other impacts that are as of yet unknown to us.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses, any of which could have an adverse effect on our business, financial condition, results of operations, or cash flow.

Basel III Proposed Changes in Capital Requirements.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (‘‘Basel III”).  Basel III requires bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.  Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.  Basel III also provides for a “countercyclical capital buffer,” in the range of 0% to 2.5% when fully implemented.

On June 7, 2012, the U.S. banking agencies requested comment on the three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing Basel III in the U.S.  As proposed, U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013.  U.S. banking agencies have delayed implementation of the proposed new rules as they continue to weigh views expressed during the comment period.  The ultimate impact that the U.S. implementation of the new capital and liquidity standards would have on us is currently being reviewed.  At this point, we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial condition.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated.

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

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years. Proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways.  If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

ITEM 1A.             RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its seven additional branches.  The following table sets forth certain information regarding the Company’s properties as of the date of this report.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2015
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	January, 2014
Harrington Park, NJ, 07640

104 Grand Avenue	Leased	January, 2017
Englewood, NJ 07631

354 Palisade Avenue	Leased	January, 2017
Cliffside Park, NJ 07010

An additional location, at 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677, has received approval from the NJDOBI and the FDIC, and is expected to open in 2013.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market in which the Company’s common stock is traded is the NYSE MKT LLC exchange, formerly NYSE AMEX and the American Stock Exchange.  The Company’s common stock trades under the symbol “BKJ”.

The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low
Year Ended December 31, 2012
Fourth quarter	$14.00	$10.00
Third quarter	10.95	9.16
Second quarter	9.81	9.05
First quarter	10.22	8.59

Year Ended December 31, 2011
Fourth quarter	$11.00	$8.35
Third quarter	9.97	7.44
Second quarter	10.46	8.99
First quarter	11.35	9.50

Holders

As of March 18, 2013 there were approximately 1,178 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Dividends

In February 2012, the Company announced an intention to pay a quarterly cash dividend.  Cash dividends of $0.06 per share were paid to shareholders on March 31, 2012, June 29, 2012, September 28, 2012 and December 20, 2012, and the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future.

In addition, the Company also declared a special cash dividend of $0.24 per share to shareholders of record as of December 10, 2012 which was paid on December 20, 2012.  This was a special dividend and was a non-recurring dividend.  In September, 2011, the Company declared a special and non-recurring $0.40 cash dividend per share to shareholders of record as of October 17, 2011.  This special cash dividend was paid on December 14, 2011.

Future dividends will be subject to approval by the board of directors.  The decision to pay, as well as the timing and amount of any future dividends to be paid by the Company will be determined by the board of directors, giving consideration to the Company’s earnings, capital needs, financial condition, and other relevant factors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2012:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	187,900	$10.24	30,084

2007 Non-Qualified Stock Option Plan for Directors	414,668	$11.50	43,334

2011 Equity Incentive Plan	0	N/A	250,000

Equity compensation plans not approved by security holders	—	—	—

Total	602,568	$11.11	323,418

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

OVERVIEW AND STRATEGY

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006.  On July 31, 2007, the Company became the bank holding company of the Bank.  On June 3, 2008, the Company’s common stock was listed on the American Stock Exchange, now NYSE MKT LLC.  We currently operate an eight branch network and have received FDIC and NJDOBI approval to open our ninth location.  Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current seven additional offices are located at 204 Main Street, Fort Lee, NJ  07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 4 Park Street, Harrington Park, NJ 07640, and 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010.  Our ninth location will be located at 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677 and is expected to open during the second quarter of 2013.

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

At December 31, 2012 and 2011, respectively, we consider the ALLL of $5.1 million and $4.5 million adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2012 and 2011, the bank had sixteen and twelve impaired loans, respectively.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).  Unrealized losses at December 31, 2012 consisted of losses on twelve investments in government sponsored enterprise obligations, and two in U. S. Treasury Securities,  which were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.  All of the investments with unrealized losses at December 31, 2012 were in a loss position for less than twelve months.  At December 31, 2012 and 2011, respectively, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS - 2012 versus 2011

Our results of operations depend primarily on our net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on interest-bearing liabilities, primarily deposits, which support our assets.  Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net income is also affected by the amount of non-interest income and non-interest expenses, the provision for loan losses and income tax expense.

NET INCOME

For the year ended December 31, 2012, net income increased by $878 thousand, to $4.2 million from $3.3 million for the year ended December 31, 2011.  The increase in net income for the year ended December 31, 2012 compared to 2011 was driven by an increase in our net interest income.  The increase in net interest income is reflective of the growth in interest-earning assets as well as management’s focus on disciplined pricing of the deposit portfolio.  The increase in net interest income more than offset the increases in non-interest expenses and income tax expense.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2012 were $0.81 as compared to basic and diluted earnings per share of $0.64 for the year ended December 31, 2011.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the average volumes of interest-earning assets and interest bearing liabilities and the yield earned or the interest paid on them.  For the year ended December 31, 2012, net interest income increased by $2.2 million, or 14.8%, to $17.3 million from $15.1 million for the year ended December 31, 2011.  This increase in net interest income was primarily the result of an increase in average loans of $62.9 million, or 18.6%, during 2012, as compared to 2011, as well as a decrease in the cost of interest bearing liabilities, which decreased by 3 basis points for 2011.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2012, 2011 and 2010, respectively, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2012, 2011, and 2010 was $6, $3, and $2 thousand, respectively.  Securities available for sale are reflected in the following table at amortized cost.  Nonaccrual loans are included in the average loan balance.   Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 40% in 2012 and 2011, and 41% in 2010.

For the years ended December 31,

(dollars in thousands)

	2012			2011			2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$400,854	$21,566	5.38%	$337,932	$18,903	5.59%	$279,500	$16,233	5.81%
Securities	82,524	1,788	2.17	42,600	912	2.14	30,719	729	2.37
Federal Funds Sold	2,673	8	0.30	2,260	6	0.27	3,577	12	0.34
Interest-earning cash accounts	30,251	66	0.22	20,483	43	0.21	18,324	39	0.21
Total Interest-earning Assets	516,302	23,428	4.54%	403,275	19,864	4.93%	332,120	17,013	5.12%
Non-interest earning Assets	16,389			16,706			16,146
Allowance for Loan Losses	(4,889)			(4,421)			(3,269)
	$527,802			$415,560			$344,997

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Demand Deposits	$16,158	$38	0.24%	$9,741	$27	0.28%	$8,558	$23	0.27%
Savings Deposits	8,259	41	0.50	7,011	29	0.41	4,753	18	0.38
Money Market Deposits	87,252	442	0.51	53,885	173	0.32	39,279	129	0.33
Time Deposits	303,128	5,554	1.83	248,529	4,513	1.82	207,723	4,166	2.01
Short Term Borrowings	3	—	—	222	3	1.35	—	—	—
Total Interest Bearing Liabilities	414,800	6,075	1.46%	319,388	4,745	1.49%	260,313	4,336	1.67%
Non-Interest Bearing Liabilities:
Demand Deposits	57,355			42,274			32,113
Other Liabilities	2,117			2,332			1,799
Total Non-Interest Bearing Liabilities	59,472			44,606			33,912
Stockholders’ Equity	53,530			51,566			50,772
LIABILITIES AND STOCKHOLDERS’ EQUITY:	$527,802			$415,560			$344,997

Net Interest Income (Tax Equivalent Basis)		$17,353			$15,119			$12,677
Tax Equivalent Basis adjustment		(6)			(3)			(2)
Net Interest Income		$17,347			$15,116			$12,675
Net Interest Rate Spread			3.08%			3.44%			3.45%
Net Interest Margin			3.36%			3.75%			3.82%
Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	1.24			1.26			1.28

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2012 and 2011, respectively (in thousands):

	Year ended December 31,			Year ended December 31,
	2012 compared with 2011			2011 compared with 2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$3,336	$(673)	$2,663	$3,261	$(591)	$2,670
Securities	860	13	873	247	(65)	182
Federal funds sold	1	1	2	(4)	(2)	(6)
Interest bearing deposits in banks	21	2	23	4	—	4
Total interest income	4,218	(657)	3,561	3,508	(658)	2,850

Interest expense:
Demand deposits	14	(3)	11	3	1	4
Savings deposits	5	7	12	9	2	11
Money market deposits	137	132	269	48	(4)	44
Time deposits	1,016	25	1,041	669	(322)	347
Short-term borrowings	(3)	—	(3)	3	—	3
Total interest expense	1,169	161	1,330	732	(323)	409
Change in net interest income	$3,049	$(818)	$2,231	$2,776	$(335)	$2,441

PROVISION FOR LOAN LOSSES

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio.  See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  For the year ended December 31, 2012, the Company’s provision for loan losses was $1.2 million, an increase of $15 thousand from the provision of $1.2 million for the year ended December 31, 2011.  The overall credit quality of the loan portfolio and the stabilization of nonperforming loans is reflected in the provision basically staying flat for 2012 as compared to 2011.

NON-INTEREST INCOME

Non-interest income, which consists primarily of service fees received from deposit accounts, gains on the sales of securities, and the net loss on the sale of the other real estate owned (“OREO”) property, for the year ended December 31, 2012, was $415 thousand, an increase of $411 thousand from the $4 thousand received during the year ended December 31, 2011.  The increase in non-interest income was primarily due to gains on the sales of securities of $243 thousand in 2012 and no corresponding gains in 2011, and the loss on the sale of OREO property in 2011 of $203 thousand compared to no such loss in 2012.

NON-INTEREST EXPENSES

Non-interest expenses for the year ended December 31, 2012 amounted to $9.6 million, an increase of $1.2 million or 14.6% over the $8.4 million for the year ended December 31, 2011.  This increase was due in most part to increases in salaries and employee benefits, occupancy and equipment expense, data processing fees and legal fees of $615 thousand, $452 thousand, $129 thousand, and $72 thousand, respectively, offset somewhat by decreases in FDIC and state assessments and professional fees of $131 thousand and $94 thousand, respectively.  Salaries and employee benefits, occupancy and equipment expenses, and data processing expenses increased in part due to the opening and operating of the Englewood branch in the third quarter of 2011 and the opening and operating of the Cliffside Park branch in the first quarter of 2012.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2012 and 2011 was $2.7 million and $2.2 million, respectively.  The increase in income tax expense during 2012 resulted from the increased pre-tax income in 2012.  The effective tax rate for 2012 was 39.5% compared to 40.1% for 2011.

FINANCIAL CONDITION

Total consolidated assets increased $101.5 million, or 21.6%, from $469.8 million at December 31, 2011 to $571.4 million at December 31, 2012.  Total loans increased from $365.2 million at December 31, 2011 to $435.7 million at December 31, 2012, an increase of $70.6 million or 19.3%.  Total deposits increased from $416.2 million on December 31, 2011 to $515.7 million at December 31, 2012, an increase of $99.6 million, or 23.9%.

LOANS

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 19.3% from $365.2 million at December 31, 2011, to $435.7 million at December 31, 2012.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to future consolidation of banking institutions within our market, which we expect to see as a result of increased regulatory standards, market pressures, and the overall economy.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.

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

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively (in thousands):

	December 31,
	2012	2011	2010	2009	2008

Commercial real estate	$246,545	$186,187	$142,198	$121,504	$106,755
Residential mortgages	54,332	52,595	52,407	55,527	52,195
Commercial	64,900	57,464	46,073	36,036	33,205
Home equity	68,738	67,895	60,378	49,969	41,186
Consumer	1,214	1,019	1,047	895	1,505

Total Loans	$435,729	$365,160	$302,103	$263,931	$234,846

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2012 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial real estate	$19,370	$24,047	$187,879	$231,296
Residential mortgages	1,649	—	52,683	54,332
Commercial	11,028	2,886	7,570	21,484
Home equity	1,132	9,235	2,482	12,849
Consumer	295	782	137	1,214

Loans with Adjustable Rate
Commercial real estate	$10,406	$4,843	$—	$15,249
Residential mortgages	—	—	—	—
Commercial	41,840	551	1,025	43,416
Home equity	392	—	55,497	55,889
Consumer	—	—	—	—

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

As of December 31, 2012 the Bank had fourteen nonaccrual loans totaling approximately $5.9 million, of which six loans totaling approximately $2.2 million had specific reserves of $327 thousand and eight loans totaling approximately $3.8 million had no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income would have been approximately $354 thousand and $310 thousand, respectively, for the years ended December 31, 2012 and 2011, respectively.  Within its nonaccrual loans at December 31, 2012, the Bank had three residential mortgage loans, one commercial real estate mortgage loan, one home equity loan and one commercial loan that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2012, two of these residential TDR loans had a cumulative balance of $629 thousand, had a specific reserve connected with them for $7 thousand and were not performing in accordance with their modified terms.  The third residential loan classified as a TDR had an outstanding balance of $1.7 million, had no specific reserve and is not performing in accordance with its modified terms.  The commercial real estate mortgage loan classified as a TDR had an outstanding balance of $746 thousand, had no specific reserve and is not performing in accordance with its modified terms.  The home equity loan and the commercial loan, each classified as a TDR, had outstanding balances of $730 thousand and $275 thousand, respectively, had no specific reserves and are not performing in accordance with their modified terms.

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

The following table sets forth certain information regarding the Company’s nonaccrual loans, troubled debt restructured loans, accruing loans 90 days or more past due, and OREO as of December 31, 2012, 2011, 2010, 2009 and 2008:

	2012	2011	2010	2009	2008
Loans accounted for on a nonaccrual basis:
Commercial real estate	$1,703	$1,733	$1,580	$780	$—
Residential mortgages	2,509	2,487	554	2,789	2,017
Commercial	325	325	—	—	—
Home equity	1,408	1,253	25	389	—
Consumer	—	—	—	—	—
Total loans ninety days or more past due	5,945	5,798	2,159	3,958	2,017

Performing troubled debt restructured loans
Commercial real estate	3,557	—	—	—	—
Residential mortgages	—	254	972	—	—
Commercial	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonperforming loans	9,502	6,052	3,131	3,958	2,017
Other real estate owned	—	—	1,938	—	—
Total nonperforming assets and performing troubledg debt restructured loans	$9,502	$6,052	$5,069	$3,958	$2,017

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

Our ALLL totaled $5.1 million, $4.5 million and $3.7 million respectively, at December 31, 2012, 2011, and 2010.  The growth of the allowance is primarily due to the growth and composition of the loan portfolio.

The following is an analysis summary of the allowance for loan losses for the periods indicated (dollars in thousands):

	2012	2011	2010	2009	2008

Balance, January 1	$4,474	$3,749	$2,792	$2,371	$1,912

Charge-offs:
Residential mortgages	(168)	(43)	(160)	—	—
Consumer loans	—	—	(219)	(4)	—
Home equity	(101)	(25)	—	—	—
Commercial	(340)	—	—	—	—
Commercial real estate	—	(394)	—	—	—

Recoveries:
Commercial real estate	5	2	—	—	—
Commercial	4	—	—	—	—
Consumer loans	—	2	1	1	—

Net charge-offs	(600)	(458)	(378)	(3)	—

Provision charged to expense	1,198	1,183	1,335	424	459
Balance, December 31	$5,072	$4,474	$3,749	$2,792	$2,371

Ratio of net charge-offs to average loans Outstanding	0.15%	0.14%	0.14%	*	N/A

*                 Less than 0.01%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :

Allocation of the Allowance for Loan Losses by Category

As of December 31,

(dollars in thousands)

	2012			2011
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Real Estate	$3,472	68.46%	69.05%	$2,878	64.33%	65.39%
Commercial	1033	20.37%	14.89%	827	18.48%	15.74%
Home Equity	383	7.55%	15.78%	368	8.23%	18.59%
Consumer	24	0.47%	0.28%	21	0.47%	0.28%

Sub-total	4,912	96.85%	100.00%	4,094	91.51%	100.00%
Unallocated Reserves	160	3.15%		380	8.49%

TOTAL	$5,072	100.00%		$4,474	100.00%

	2010			2009			2008
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Real Estate	$2,328	62.10%	65.25%	$2,032	72.83%	80.92%	$1,774	74.82%	78.85%
Commercial	627	16.72%	23.37%	213	7.63%	8.48%	244	10.29%	10.84%
Home Equity	358	9.55%	10.72%	247	8.86%	9.92%	205	8.65%	9.11%
Consumer	22	0.59%	0.66%	17	0.61%	0.68%	27	1.14%	1.20%

Sub-total	3,335	88.96%	100.00%	2,509	89.93%	100.00%	2,250	94.90%	100.00%
Unallocated Reserves	414	11.04%		281	10.07%		121	5.10%

TOTAL	$3,749	100.00%		$2,790	100.00%		$2,371	100.00%

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

INVESTMENT SECURITIES

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2012 and 2011, the portfolio was composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

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

At December 31, 2012, total securities aggregated $94.0 million, of which $88.5 million were classified as AFS and $5.5 million were classified as HTM.  The Bank had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2012, 2011, and 2010, respectively (in thousands):

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for Sale
Government Sponsored Enterprise obligations	$70,051	$70,303	$45,069	$45,321	$18,994	$18,899
U.S. Treasury obligations	17,985	18,177	11,079	11,324	9,029	9,024
Total available for sale	88,036	88,480	56,148	56,645	28,023	27,923

Held to Maturity
Obligations of states and political subdivisions	5,482	5,482	4,787	4,787	3,728	3,724
Total held to maturity	5,482	5,482	4,787	4,787	3,728	3,724
Total Investment Securities	$93,518	$93,962	$60,935	$61,432	$31,751	$31,647

The following tables set forth as of December 31, 2012 and December 31, 2011, the maturity distribution of the Company’s debt investment portfolio (in thousands):

Maturity of Debt Investment Securities

December 31, 2012

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Average Yield (1)

1 year or less
Obligations of states and political subdivisions	$5,482	$5,482	$—	$—	0.66%
U.S. Treasury obligations	—	—	1,001	1,005	1.19%
Government Sponsored Enterprise obligations	—	—	1,000	1,015	4.00%
	5,482	5,482	2,001	2,020	2.60%

After 1 year to 5 years
U.S. Treasury obligations	—	—	5,008	5,194	1.80%
Government Sponsored Enterprise obligations	—	—	6,004	6,097	1.64%
	—	—	11,012	11,291	1.71%

After 5 years to 10 years
U.S. Treasury obligations	—	—	11,976	11,978	1.28%
Government Sponsored Enterprise obligations	—	—	47,047	47,234	1.89%
	—	—	59,023	59,212	1.77%

After 10 years
Government Sponsored Enterprise obligations	—	—	16,000	15,957	2.93%
	—	—	16,000	15,957	2.93%

Total	$5,482	$5,482	$88,036	$88,480	1.91%

Maturity of Debt Investment Securities

December 31, 2011

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Average Yield (1)

1 year or less
Obligations of states and political subdivisions	$4,787	$4,787	$—	$—	1.08%
U.S. Treasury obligations	—	—	2,002	2,006	0.57%
Government Sponsored Enterprise obligations	—	—	—	—
	4,787	4,787	2,002	2,006	0.93%

After 1 year to 5 years
U.S. Treasury obligations	—	—	6,015	6,248	1.70%
Government Sponsored Enterprise obligations	—	—	14,017	14,210	1.85%
	—	—	20,032	20,458	1.80%

After 5 years to 10 years
U.S. Treasury obligations	—	—	3,062	3,071	1.43%
Government Sponsored Enterprise obligations	—	—	31,052	31,110	2.26%
	—	—	34,114	34,181	2.19%

Total	$4,787	$4,787	$56,148	$56,645	1.92%

(1) Yields have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 41% in 2012 and 2011.

During 2012, the Company sold five securities from its available for sale portfolio.  It recognized gains of approximately $252 thousand from two of the securities sold and a loss of approximately $9 thousand from the sale of three of the securities, resulting in net gains of approximately $243 thousand from the transactions. The Company did not sell any securities from its held to maturity portfolio in 2012.  During 2011, the Company did not sell any securities from its available for sale or held to maturity portfolios.

DEPOSITS

Deposits are our primary source of funds.  We experienced a growth of $99.6 million, or 23.9%, in deposits from $416.2 million at December 31, 2011 to $515.7 million at December 31, 2012.  This increase consists of increases in interest-bearing demand accounts, time deposits, noninterest-bearing demand accounts, and savings accounts which increased $61.2 million, $21.4 million, $16.3 million and $736 thousand, respectively.  We believe the overall increase in deposits reflects our competitive but disciplined rate structure and the public perception of our safety and soundness.  During this interest rate environment, our deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2012		2011		2010
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest Bearing Demand	$65,910		$49,585		$33,244	—
Interest Bearing Demand	138,484	0.47%	77,330	0.36%	50,827	0.33%
Savings	8,862	0.50%	8,126	0.51%	6,112	0.46%
Time Deposits	302,479	1.83%	281,122	1.82%	228,238	1.82%

	$515,735		$416,163		$318,421

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2012 (in thousands):

Three months or less	$41,293
Over three months through 6 months	37,153
Over six months through twelve months	66,528
Over one year through three years	47,635
Over three years	60,847
$253,456

RETURN ON EQUITY AND ASSETS

The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, equity to assets ratio, or average equity divided by average total assets and dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Fiancial Ratios:	2012	2011	2010
Return on Average Assets (ROA)	0.80%	0.80%	0.62%
Return on Average Equity (ROE)	7.91%	6.44%	4.24%
Equity to Total Assets at Year-End	9.40%	11.05%	13.54%
Dividend Payout Ratio	59.26%	62.50%	80.49%

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

Our total deposits equaled $515.7 million and $416.2 million, respectively, at December 31, 2012 and 2011.  The growth in funds provided by deposit inflows during this period coupled with our cash position at the end of 2012 has been sufficient to provide for our loan demand.

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

Although we were a net seller of federal funds at December 31, 2012, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  At December 31, 2012, the Bank had no borrowed funds outstanding.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability.  Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk.  Our loan maturity assumptions are based upon actual maturities within the loan portfolio.  Equity securities have been included in “Other Assets” as they are not interest rate sensitive.  At December 31, 2012, we were within the target gap range established by ALCO.

Cumulative Rate Sensitive Balance Sheet

December 31, 2012

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$700	$2,720	$7,503	$18,794	$75,168	$93,962

Loans:
Commercial	57,949	58,687	59,994	62,324	2,576	64,900
Real Estate	24,203	27,630	48,946	240,801	60,074	300,875
Home Equity	55,888	55,888	55,888	55,888	—	55,888
Consumer	933	1,277	1,427	11,447	2,619	14,066

Federal Funds sold and Interest-Bearing Deposits in Banks	30,563	30,563	30,563	30,563	—	30,563
Other Assets	—	—	—	—	11,120	11,120

TOTAL ASSETS	$170,236	$176,765	$204,321	$419,817	$151,557	$571,374

Transaction / Demand Accounts	$29,121	$29,121	$29,121	$29,121	$—	$29,121
Money Market	109,363	109,363	109,363	109,363	—	109,363
Savings Deposits	8,862	8,862	8,862	8,862	—	8,862
Time Deposits	50,113	92,569	172,373	302,479	—	302,479
Other Liabilities	—	—	—	—	67,829	67,829
Equity	—	—	—	—	53,720	53,720

TOTAL LIABILITIES AND EQUITY	$197,459	$239,915	$319,719	$449,825	$121,549	$571,374

Dollar Gap	$(27,223)	$(63,150)	$(115,398)	$(30,008)
Gap / Total Assets	-4.76%	-11.05%	-20.20%	-5.25%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	86.21%	73.68%	63.91%	93.33%

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

We continually evaluate interest rate risk management opportunities.  During 2012, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2012.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2012

(Dollars in thousands)

	Avg. Int. Rate	2013	2014	2015	2016	2017	There- After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	5.37%	$166,255	$29,000	$16,306	$52,009	$106,889	$65,270	$435,729	$438,340
Securities net of equity securities	2.16%	7,503	—	7,205	2,083	2,003	75,168	93,962	93,962

Fed Funds Sold	0.28%	461	—	—	—	—	—	461	463
Interest-earning Cash	0.22%	30,102	—	—	—	—	—	30,102	31,117

Interest Rate Sensitive Liabilities :

Demand Deposits	0.24%	29,121	—	—	—	—	—	9,645	9,645

Savings Deposits	0.50%	8,862	—	—	—	—	—	8,126	8,126
Money Market Deposits	0.51%	109,363						67,685	67,685

Time Deposits	1.83%	$172,373	$35,811	$21,503	$51,947	$20,845	—	$302,479	$306,918

The Bank had no borrowed funds at December 31, 2012.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2012 and 2011, as well as regulatory capital category definitions:

			Minimum Requirements
			to be	Minimum Requirements
			“Adequately	to be
	December 31, 2012	December 31, 2011	Capitalized”	“Well Capitalized”
Risk-Based Capital :
Tier 1 Capital Ratio	12.07%	14.01%	4.00%	6.00%
Total Capital Ratio	13.21%	15.23%	8.00%	10.00%
Leverage Ratio	9.63%	11.37%	4.00%	5.00%

The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2012 and 2011, respectively.  As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.

The Bank’s capital ratios as presented in the table above are similar to those of the Company.

CONTRACTUAL OBLIGATIONS

As of December 31, 2012, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$1,125	$1,976	$1,395	$2,336	$6,832
Remaining contractual maturities of time deposits	172,373	57,314	72,792	—	302,479
Total Contractual Obligations	$173,498	$59,290	$74,187	$2,336	$309,311

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2012 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$44,002
Home equities	23,572
Standby letters of credit and other	2,370
$69,944

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Bancorp of New Jersey, Inc.

We have audited the consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Philadelphia, Pennsylvania
March 28, 2013

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands, except share data)

	2012	2011

Assets

Cash and due from banks	$765	$642
Interest bearing deposits	29,852	31,117
Federal funds sold	461	463
Total cash and cash equivalents	31,078	32,222

Interest bearing time deposits	250	250

Securities available for sale	88,480	56,645
Securities held to maturity (fair value approximates $5,482 and $4,787, at December 31, 2012 and 2011, respectively)	5,482	4,787
Restricted investment in bank stock, at cost	669	549

Loans	435,729	365,160
Deferred loan fees and costs, net	(180)	(66)
Allowance for loan losses	(5,072)	(4,474)
Net loans	430,477	360,620

Premises and equipment, net	10,224	10,203
Accrued interest receivable	1,732	1,515
Other assets	2,982	3,051
Total assets	$571,374	$469,842

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$65,910	$49,585

Interest-bearing deposits
Savings, money market and time deposits	196,369	131,374
Time deposits of $100 or more	253,456	235,204
Total deposits	515,735	416,163

Accrued expenses and other liabilities	1,919	1,773
Total liabilities	517,654	417,936

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,206,932 at December 31, 2012 and December 31, 2011	49,689	49,546
Retained Earnings	3,747	2,046
Accumulated other comprehensive income	284	314
Total stockholders’ equity	53,720	51,906
Total liabilities and stockholders’ equity	$571,374	$469,842

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2012 and 2011

(Dollars in thousands, except per share data)

	2012	2011

Interest income:
Loans, including fees	$21,566	$18,903
Securities	1,782	909
Interest-earning deposits in banks	66	43
Federal funds sold	8	6
Total interest income	23,422	19,861

Interest expense:
Savings and money markets	521	229
Time deposits	5,554	4,513
Short term	—	3
Total interest expense	6,075	4,745

Net interest income	17,347	15,116

Provision for loan losses	1,198	1,183
Net interest income after provision for loan losses	16,149	13,933

Non interest income
Fees and service charges on deposit accounts	170	193
Fees earned from mortgage referrals	2	14
Loss on sale of other real estate owned	—	(203)
Gains on sale of securities	243	—
Total non interest income	415	4

Non interest expense
Salaries and employee benefits	4,971	4,356
Occupancy and equipment expense	2,029	1,577
FDIC and state assessments	327	458
Legal fees	242	170
Professional fees	313	407
Data processing	695	566
Other operating expenses	1,040	857
Total non interest expenses	9,617	8,391

Income before income taxes	6,947	5,546
Income tax expense	2,747	2,224

Net income	$4,200	$3,322

Earnings per share:
Basic	$0.81	$0.64
Diluted	$0.81	$0.64

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENISVE INCOME

Years ended December 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011

Net income	$4,200	$3,322
Other comprehensive income
Gross unrealized holding (losses) gains on securities available for sale, net of deferred income tax expense (benefit) of $109 and $(224), respectively	(187)	373
Reclassification adjustment for gain on sale of securities, net of tax expense benefit of $(86) and $0, respectively	157	—
Other comprehensive (loss) income	(30)	373
Comprehensive income	$4,170	$3,695

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012 and 2011

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss) Income	Total
Balance at January 1, 2011	49,390	807	(59)	50,138

Recognition of stock option expense	156			156
Dividends on common stock ($0.40 per share)		(2,083)		(2,083)

Net income		3,322		3,322
Total other comprehensive income			373	373

Balance at December 31, 2011	49,546	2,046	314	51,906

Recognition of stock option expense	143			143
Dividends on common stock ($0.48 per share)		(2,499)		(2,499)

Net income		4,200		4,200
Total other comprehensive loss			(30)	(30)

Balance at December 31, 2012	$49,689	$3,747	$284	$53,720

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

(In Thousands)

	2012	2011
Cash flows from operating activities:
Net income	$4,200	$3,322
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,198	1,183
Deferred tax benefit	(99)	(433)
Depreciation and amortization	490	430
Recognition of stock option expense	143	156
Loss on sale of other real estate owned	—	203
Gain on sale of securities	(243)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(217)	(230)
Decrease in other assets	191	564
Decrease in other liabilities	146	327
Net cash provided by operating activities	5,809	5,522

Cash flows from investing activities:
Purchases of securities available for sale	(100,676)	(56,141)
Purchases of securities held to maturity	(5,781)	(4,787)
Proceeds from maturities of securities held to maturity	5,086	3,728
Proceeds from called or matured securities available for sale	51,294	28,016
Purchase of interest bearing time deposits	—	(250)
Proceeds from sales of securities available for sale	17,737	—
Purchase of restricted investment in bank stock	(120)	(58)
Net increase in loans	(71,055)	(63,449)
Proceeds from sale of other real estate owned	—	1,484
Purchases of premises and equipment	(511)	(706)
Net cash used in investing activities	(104,026)	(92,163)

Cash flows from financing activities:
Net increase in deposits	99,572	97,742
Increase in short term borrowings	19,000	19,000
Repayment of short term borrowing	(19,000)	(19,000)
Dividends Paid	(2,499)	(2,083)
Net cash provided by financing activities	97,073	95,659

(Decrease) increase in cash and cash equivalents	(1,144)	9,018
Cash and cash equivalents at beginning of year	32,222	23,204
Cash and cash equivalents at end of year	$31,078	$32,222

Supplemental information:
Cash paid during the year for:
Interest	$6,005	$4,575
Taxes	$2,747	$2,650

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2012 presentation.  These reclassifications did not have an impact on income.

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

Since opening in May, 2006, the Bank has established seven branch offices in addition to its main office.  The Bank expects to continue to seek additional strategically located branch locations within Bergen County.  Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

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

Subsequent Events

The Company has evaluated subsequent events in preparing the December 31, 2012 Consolidated Financial Statements.  Management believes there were no events that occurred after December 31, 2012, but before the financial statements were available to be issued that would require disclosure.

Significant Group of Concentration of Credit Risk

Bancorp of New Jersey, Inc.’s activities are, primarily, with customers located within Bergen County, New Jersey.  The Company does not have any significant concentration to any one industry or customers within its primary service area.  Note 3 describes the types of lending in which the Company engages.

Although the Company actively manages the diversification of the loan portfolio, a substantial portion of the debtors’ ability to honor their contracts is dependent on the strength of the local economy.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold, which are generally sold for one-day periods.

Interest-bearing deposits in banks

Interest-bearing deposits in banks are carried at cost.

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

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains and losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity.  The Bank held no trading securities at December 31, 2012 and 2011.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

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

Premises and Equipment

Premises and equipment are stated at historical cost, less accumulated depreciation and amortization.  Depreciation of fixed assets is accumulated on a straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease.  The estimated lives of our premises and equipment range from 3 years for certain computer related equipment to 30 years for building costs associated with newly constructed buildings.  Maintenance and repairs are charged to expense in the year incurred.

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

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: commercial and industrial (“commercial”), commercial real estate, and commercial construction.  Consumer loans consist of the following classes: residential mortgage loans, home equity loans and other consumer loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

The Company recorded compensation expense of $143,000 and $156,000 during 2012 and 2011, respectively.  At December 31, 2012, the Company had no unrecognized compensation expense related to unvested options.

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

As required by ASC Topic 790, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  Corporate tax returns for the years 2008 through 2011 remain open to examination by taxing authorities.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Bank applied ASC Topic 790 to all tax positions for which the statute of limitations remained open.  There was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.

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

Comprehensive Income

Comprehensive income consists of net income or loss for the current period and income, expenses, or gains and losses not included in the income statement and which are reported directly as a separate component of equity.  The Company includes the required disclosures in the statements of comprehensive income.

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $119 thousand and $93 thousand for 2012 and 2011, respectively.

Transfer of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales,   when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.  At December 31, 2012 and 2011, the Bank did not have any OREO.

Restricted Investment in Bank Stock

Restricted stock, is comprised of stock in the Federal Home Loan Bank of New York and Atlantic Central Bankers’ Bank.  Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2012 and 2011.

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank (FHLB) of $569 thousand and $449 thousand and Atlantic Central Bankers Bank (ACBB) of $100 thousand and $100 thousand, as of December 31, 2012 and 2011, respectively.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2012.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At December 31, 2012 and 2011, these reserve balances amounted to $1.7 million and $1.2 million, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.                                              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2012 and December 31, 2011 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,482	$—	$—	$5,482

Securities Available for Sale:
U.S. Treasury obligations	17,985	285	(93)	18,177
Government Sponsored Enterprise obligations	70,051	488	(236)	70,303
Total securities available for sale	88,036	773	(329)	88,480

Total securities	$93,518	$773	$(329)	$93,962

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,787	$—	$—	$4,787

Securities Available for Sale:
U.S. Treasury obligations	11,079	245	—	11,324
Government Sponsored Enterprise obligations	45,069	267	(15)	45,321
Total securities available for sale	56,148	512	(15)	56,645

Total securities	$60,935	$512	$(15)	$61,432

Securities with an amortized cost of $13.1 million and a fair value of $13.6 million were pledged to secure public funds on deposit at December 31, 2012.  Securities with an amortized cost of $8.0 million and a fair value of $8.3 million, were pledged to secure public funds on deposit at December 31, 2011.

During 2012, the Company sold five securities from its available for sale portfolio.  It recognized gains of approximately $252 thousand from two of the securities sold and a loss of approximately $9 thousand from the sale of three of the securities, resulting in net gains of approximately $243 thousand from the transactions. The Company did not sell any securities from its held to maturity portfolio in 2012.  During 2011, the Company did not sell any securities from its available for sale or held to maturity portfolios.

Government Sponsored Enterprise obligations.  Unrealized losses at December 31, 2012 consisted of losses on twelve investments in government sponsored enterprise obligations, and two investments in U. S. Treasury securities, which were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.  All of the investments with unrealized losses at December 31, 2012 were in a loss position for less than twelve months.

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligation	$6,749	$93	$—	$—	$6,749	$93
Government Sponsored Enterprise obligations	32,765	236	—	—	32,765	236
Total securities available for sale	$39,514	$329	$—	$—	$39,514	$329

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
Government Sponsored Enterprise obligations	$4,985	$15	$—	$—	$4,985	$15
Total securities available for sale	$4,985	$15	$—	$—	$4,985	$15

At December 31, 2012, and 2011, the Company held no securities held to maturity with unrealized losses.

The following table sets forth as of December 31, 2012, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	December 31, 2012
	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

1 year or less	$5,482	$5,482	$2,001	$2,020

After 1 year to 5 years	—	—	11,012	11,291

After 5 years to 10 years	—	—	59,023	59,212

After 10 years	—	—	16,000	15,957

	$5,482	$5,482	$88,036	$88,480

NOTE 3.                                              Loans and Allowance for Loan Losses

Loans at December 31, 2012 and 2011, respectively, are summarized as follows (in thousands):

	December 31, 2012	December 31, 2011

Commercial real estate	$246,545	$186,187
Residential mortgages	54,332	52,595
Commercial	64,900	57,464
Home equity	68,737	67,895
Consumer	1,215	1,019

	$435,729	$365,160

The Bank grants commercial, mortgage, home equity, and installment loans primarily to New Jersey residents and businesses within its local market area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss.  The Bank believes its lending policies and procedures adequately manage the exposure to such risks and that the allowance for loan losses is maintained at a level which is adequate to provide for losses known and inherent in our loan portfolio that are both probable and reasonable to estimate.

The following table presents the activity in the allowance for loan losses and recorded investments in loans for the year ended December 31, 2012 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	(168)	(340)	(101)	—	—	(609)
Recoveries	6	—	3	—	—	—	9
Provisions	736	20	543	116	3	(220)	1,198
Ending balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Ending balance: individually evaluated for impairment	$258	$7	$50	$12	$—	$—	$327
Ending balance: collectively evaluated for impairment	$2,892	$315	$983	$371	$24	$160	$4,745

Loan receivables:
Ending balance	$246,545	$54,332	$64,900	$68,737	$1,215	$—	$435,729
Ending balance: individually evaluated for impairment	$4,863	$2,509	$325	$1,408	$—	$—	$9,105
Ending balance: collectively evaluated for impairment	$241,682	$51,823	$64,575	$67,329	$1,215	$—	$426,624

The following table presents the balance in the allowance for loan losses and recorded investments in loans for the year ended December 31, 2011 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,962	$366	$627	$358	$22	$414	$3,749
Charge-offs	(394)	(43)	—	(25)	—	—	(462)
Recoveries	2	—	—	—	2	—	4
Provisions	838	147	200	35	(3)	(34)	1,183
Ending balance	$2,408	$470	$827	$368	$21	$380	$4,474
Ending balance: individually evaluated for impairment	$160	$117	$50	$—	$—	$—	$327
Ending balance: collectively evaluated for impairment	$2,248	$353	$777	$368	$21	$380	$4,147

Loan receivables:
Ending balance	$186,187	$52,595	$57,464	$67,895	$1,019	$—	$365,160
Ending balance: individually evaluated for impairment	$2,130	$2,487	$325	$1,253	$—	$—	$6,195
Ending balance: collectively evaluated for impairment	$184,057	$50,108	$57,139	$66,642	$1,019	$—	$358,965

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,704	$1,704	$244,841	$246,545
Residential mortgages	—	184	2,509	2,693	51,639	54,332
Commercial	119	—	325	444	64,456	64,900
Home equity	—	—	1,408	1,408	67,329	68,737
Consumer	10	—	—	10	1,205	1,215
Total	$129	$184	$5,946	$6,259	$429,470	$435,729

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,733	$1,733	$184,454	$186,187
Residential mortgages	—	—	2,487	2,487	50,108	52,595
Commercial	—	—	325	325	57,139	57,464
Home equity	180	—	1,253	1,433	66,462	67,895
Consumer	27	—	—	27	992	1,019
Total	$207	$—	$5,798	$6,005	$359,155	$365,160

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$241,682	$51,823	$63,075	$67,329	$1,215	$425,124
Special Mention	—	—	1,500	—	—	1,500
Substandard	4,863	2,509	325	1,408	—	9,105
Doubtful	—	—	—	—	—	—
Total	$246,545	$54,332	$64,900	$68,737	$1,215	$435,729

December 31, 2011	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$180,897	$50,108	$57,139	$66,642	$1,019	$355,805
Special Mention	3,160	—	—	—	—	3,160
Substandard	2,130	2,487	325	1,253	—	6,195
Doubtful	—	—	—	—	—	—
Total	$186,187	$52,595	$57,464	$67,895	$1,019	$365,160

As of December 31, 2012 the Bank had fourteen nonaccrual loans totaling approximately $5.9 million, of which six loans totaling approximately $2.2 million had specific reserves of $327 thousand and eight loans totaling approximately $3.8 million had no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income would have been approximately $354 thousand and $310 thousand, respectively, for the years ended December 31, 2012 and 2011, respectively.  Within its nonaccrual loans at December 31, 2012, the Bank had three residential mortgage loans, one commercial real estate mortgage loan, one home equity loan and one commercial loan that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2012, two of these residential TDR loans had a cumulative balance of $629 thousand, had a specific reserve connected with them for $7 thousand and were not performing in accordance with their modified terms.  The third residential loan classified as a TDR had an outstanding balance of $1.7 million, had no specific reserve and is not performing in accordance with its modified terms.  The commercial real estate mortgage loan classified as a TDR had an outstanding balance of $747 thousand, had no specific reserve and is not performing in accordance with its modified terms.  The home equity loan and the commercial loan, each classified as a TDR, had outstanding balances of $730 thousand and $275 thousand, respectively, had no specific reserves and are not performing in accordance with their modified terms. As of December 31, 2011 the Bank had eleven nonaccrual loans totaling approximately $6.2 million, of which five loans totaling approximately $1.8 million had specific reserves of $327 thousand and six loans totaling approximately $4.4 million had no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income would have been approximately $310 thousand for the year ended December 31, 2011.  Within its nonaccrual loans at December 31, 2011, the Bank had three mortgage loans, two residential and one commercial mortgage that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  At December 31, 2011, one of these residential TDR loans had an outstanding balance of $490 thousand, had a specific reserve connected with it for $12 thousand and was not performing in accordance with its modified terms.  The second residential loan classified as a TDR had an outstanding balance of $310 thousand, had a specific reserve of $105 thousand connected to it and is performing in accordance with its modified terms.  The commercial mortgage had an outstanding balance of $398 thousand, had no specific reserve connected with it and is also performing in accordance with its modified terms.

The following tables provide information about the Bank’s nonaccrual loans at December 31, 2012 and 2011 (in thousands):

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$258	$957	$—
Residential mortgage	629	840	7	764	9
Commercial	50	50	50	50	—
Home equity	523	523	12	523	—
Total nonaccrual loans with specific reserves	2,159	2,370	327	2,294	9

Nonaccrual loans with no specific reserves:
Commercial real estate	747	747	—	961	22
Residential mortgages	1,880	1,880	—	1,722	—
Commercial	275	275	—	275	—
Home equity	885	986	—	869	—
Total nonaccrual loans with no specific reserves	3,787	3,888	—	3,827	22
Total nonaccrual loans	$5,946	$6,258	$327	$6,121	$31

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$160	$1,264	$9
Residential mortgage	800	843	117	515	23
Commercial	50	50	50	10	2
Total nonaccrual loans with specific reserves	1,807	1,850	327	1,789	34

Nonaccrual loans with no specific reserves:
Commercial real estate	1,173	1,173	—	1,016	32
Residential mortgages	1,687	1,687	—	1,163	24
Commercial	275	275	—	115	13
Home equity	1,253	1,253	—	752	13
Total nonaccrual loans with no specific reserves	4,388	4,388	—	3,046	82
Total nonaccrual loans	$6,195	$6,238	$327	$4,835	$116

As of December 31, 2012, the Bank had sixteen impaired loans totaling approximately $9.5 million, of which fourteen loans totaling approximately $5.9 million were nonaccruing.  The additional loans classified as impaired are a residential mortgage and a commercial real estate mortgage that each meet the definition of a TDR.  At December 31, 2012, these loans had a cumulative outstanding balance of

$3.6 million, had no specific reserves connected with them and are performing in accordance with their modified terms.

The following tables provide information about the Bank’s impaired loans at December 31, 2012 and 2011 (in thousands):

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$258	$958	$—
Residential mortgage	629	840	7	764	9
Commercial	50	50	50	50	—
Home equity	523	523	12	523	—
Total impaired loans with specific reserves	2,159	2,370	327	2,295	9

Impaired loans with no specific reserves:
Commercial real estate	4,304	4,304	—	1,792	201
Residential mortgage	1,880	1,880	—	1,722	18
Commercial	275	275	—	275	—
Home equity	885	986	—	869	3
Total impaired loans with no specific reserves	7,344	7,445	—	4,658	222
Total impaired loans	$9,503	$9,815	$327	$6,953	$231

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$160	$896	$9
Residential mortgage	800	843	117	497	23
Commercial	50	50	50	50	2
Total impaired loans with specific reserves	1,807	1,850	327	1,443	34

Impaired loans with no specific reserves:
Commercial real estate	1,174	1,174	—	1,177	32
Residential mortgage	1,941	1,941	—	1,838	24
Commercial	275	275	—	275	13
Home equity	1,253	1,253	—	1,253	13
Total impaired loans with no specific reserves	4,643	4,643	—	4,543	82
Total impaired loans	$6,450	$6,493	$327	$5,986	$116

The Company’s policy for interest income recognition on impaired loans is to recognize income on current and performing restructured loans under the accrual method.  The Company recognizes income on impaired loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.  There was $231 thousand of income recognized in 2012 on loans that were impaired.  There was $116 thousand of income recognized in 2011 on loans that were impaired.  Interest income that would have been recorded had the loans been on accrual status amounted to approximately $354 thousand and approximately $310 thousand for the years ended December, 31 2012 and 2011, respectively.

At December 31, 2012, the Bank had a total of eight loans, two accruing and six nonaccruing, which meet the definition of a TDR and as such were also classified as impaired.  At December 31, 2011 the Bank had four loans, one accruing and three non-accruing, which met the definition of a TDR.

The following table presents TDR loans as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$—	$2,285	$2,285
Commercial real estate	3,557	746	4,303
Commercial	—	275	275
Home equity	—	730	730
	$3,557	$4,036	$7,593

December 31, 2011	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$255	$800	$1,055
Commercial real estate	—	398	398
	$255	$1,198	$1,453

The following table summarizes information in regards to troubled debt restructurings that occurred during the years ended December 31, 2012 and 2011, respectively, (in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
December 31, 2012	Contracts	Investments	Investments
Troubled Debt Restructurings

Residential mortgages	1	$1,656	$1,656
Commercial real estate	2	3,906	3,906
Commercial loan	1	275	275
Home equity	1	730	730
	5	$6,567	$6,567

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
December 31, 2011	Contracts	Investments	Investments
Troubled Debt Restructurings

Commercial real estate	1	$398	$398
Residential mortgages	1	244	255
	2	$642	$653

As indicated in the table above, the Bank modified two commercial real estate mortgages, one home equity loan, one commercial loan and one residential mortgage during the year ended December 31, 2012.  As a result of the modified terms of the new loans, the effective interest rate of the new terms of the modified loans were reduced when compared to the interest rate of the original terms of the modified loans.  The Bank did not record an impairment due to the fair value of the underlying collateral of each loan being greater than the amount of the modified loan.  One of the commercial real estate borrowers has remained current since the modification, while one borrower with three loans, a commercial real estate mortgage, a home equity loan and a commercial loan, has not remained current to the modified terms of the agreements. The residential mortgage borrower has not remained current to the modified terms of the agreement.

During the the year ended December 31, 2012, the Bank had three residential mortgages meeting the definition of a TDR which had payment defaults.  These loans had an accumulated unpaid principal balance of $2.5 million at December 31, 2012, and incurred charge-offs totaling $168 thousand during the fourth quarter of 2012, reducing the net balance of the loans to $2.3 million.  Two of these loans also had a total of $7 thousand of specific reserves.

At December 31, 2012, the Bank had two commercial real estate mortgages that meet the definition of a TDR and which were performing to their modified terms.

The following table displays troubled debt restructurings as of December 31, 2012 and 2011, respectively, which were performing according to agreement (in thousands):

December 31, 2012	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Commercial real estate	—	—	—	—	3,557	3,557
	$—	$—	$—	$—	$3,557	$3,557

December 31, 2011	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgage	$—	$—	$—	$—	$564	$564
Commercial real estate	—	—	—	—	398	398
	$—	$—	$—	$—	$962	$962

NOTE 4.                                              Premises and Equipment

At December 31, premises and equipment consists of the following (in thousands):

	2012	2011

Land	$4,828	$4,828
Building	5,791	5,559
Furniture and fixtures	637	589
Equipment	1,336	1,105
	12,592	12,081
Less accumulated depreciation and amortization	2,368	1,878
Total premises and equipment, net	$10,224	$10,203

Depreciation expense amounted to $490 thousand and $430 thousand for the years ended December 31, 2012 and 2011, respectively.

NOTE 5.                                              Deposits

At December 31, 2012 and 2011, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2012	2011
3 months or less	$50,113	$57,911
Over 3 months through 12 months	122,260	109,761
Over 1 year through 2 years	35,811	39,904
Over 2 years through 3 years	21,503	7,394
Over 3 years through 4 years	51,947	12,558
Over 4 years through 5 years	20,845	53,594
	$302,479	$281,122

NOTE 6.                                              Short Term Borrowings

At December 31, 2012 and 2011, the Bank had no borrowed funds outstanding.  We have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, we are a member of the Federal Home Loan Bank of New York (FHLBNY) .  The FHLBNY relationship could provide additional sources of liquidity, if required.

NOTE 7.                                              Income Taxes

Income tax expense from operations for the years ended December 31 is as follows (in thousands):

	2012	2011
Current tax expense:
Federal	$2,229	$2,076
State	617	581
Deferred income tax benefit:
Federal	(42)	(340)
State	(57)	(93)

Income tax expense	$2,747	$2,224

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Start up expenses	$292	$328
Allowance for loan losses	1,942	1,750
Accrued expenses	170	199
Stock compensation plans	445	410
Total gross deferred tax assets	2,849	2,687

Deferred tax liabilities:
Unrealized gain on AFS securities	(160)	(183)
Deferred loan costs	(82)	(78)
Prepaid expenses	(61)	(51)
Other	(69)	(20)
Total gross deferred tax liabilities	(372)	(332)

Net deferred tax asset	$2,477	$2,355

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2012 and 2011, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2012	2011

Computed “expected” tax expense	$2,362	$1,886
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax expense	370	322
Tax exempt income	(6)	(11)
Stock-based compensation	18	20
Meals and entertainment	6	7
Other	(3)	—
	$2,747	$2,224

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  Corporate tax returns for the years 2008 through 2012 remain open to examination by taxing authorities.

NOTE 8.               Leases

The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to $979 thousand and $618 thousand, respectively, annually, for the years ended December 31, 2012 and December 31, 2011.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2012 (in thousands):

Year ending December 31,

2013	1,125
2014	1,049
2015	927
2016	839
2017	556
Thereafter	2,336
$6,832

NOTE 9.                                              Related-party Transactions

The Bank has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Bank’s board of directors.  None of such loans at December 31, 2012 and 2011, respectively, were nonaccrual, past due, or restructured, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following table represents a summary of related-party loans during 2012 and 2011 (in thousands):

	2012	2011

Outstanding loans at beginning of the year	$37,568	$34,750
New Loans	5,359	7,139
Repayments	(5,207)	(4,321)
Retirement of a Director	(6,019)	—
Outstanding loans at end of the year	$31,701	$37,568

Two of our directors have acted as the Bank’s counsel on several loan closings.  During 2012 and 2011 the total cost of such work has been reimbursed by the respective loan customers and totals $307 thousand and $204 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $42 thousand in 2012 and approximately $14 thousand in 2011.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $126 thousand and $102 thousand in 2012 and 2011, respectively.

One of our directors, who provided appraisal services on several loan closings in 2011, stopped providing these services for the Bank in 2012.  Although certain of these payments are reimbursed by our customer, the total amount paid for appraisal services 2011 was approximately $7 thousand.

One of the Company’s directors is a principal in a company that the Bank rents office space from.  The total amount paid for rent to this company for 2012 and 2011 was approximately $2 thousand, and $4 thousand, respectively.

One of the Company’s directors is a principal in a company that the Bank has entered into a lease with for the rental of office space.  No money was paid during 2011 as the contract was not in effect until 2012.  In 2012, the total amount paid for rent was approximately $160 thousand.

Our audit committee or the disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests, have determined that each is on arm’s-length terms, and have approved each such transaction and relationship.

NOTE 10.                                       Earnings Per Share

The Company’s calculation of earnings per share in accordance with ASC Topic 260, Earnings per Share, is as follows:

	For the Year Ended
	December 31,
(In thousands except per share data)	2012	2011
Net income applicable to common stock	$4,200	$3,322
Weighted average number of common shares outstanding - basic	5,207	5,207
Basic earnings per share	$0.81	$0.64

Net income applicable to common stock	$4,200	$3,322
Weighted average number of common shares outstanding	5,207	5,207
Effect of dilutive options	8	7
Weighted average number of common shares outstanding- diluted	5,215	5,214
Diluted earnings per share	$0.81	$0.64

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the years ended December 31, 2012, and 2011, respectively, because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the years ended December 31, 2012, and December 31, 2011, respectively.

NOTE 11.             Stockholders’ Equity and Dividend Restrictions

Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share.  The stock offering resulted in net proceeds of $42,684,000.

In February 2012, the Company announced an intention to pay a quarterly cash dividend.  During 2012, the Company declared four quarterly cash dividends of $0.06 per share and a special cash divdend of $0.24 per share, totaling $0.48 per share.  These dividends were all paid in 2012, and were all paid from the retained earnings of the Company.  During the fourth quarter of 2011, the Company declared a cash dividend of $0.40 per share.  The cash dividend was paid on December 14, 2011 to all shareholders as of record date October 17, 2011.  The cash dividend was paid from the retained earnings of the Company.

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

NOTE 12.                                       Benefit Plans

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  The option price per share is the market value of the Bank’s stock on the date of grant.  At December 31, 2012 and 2011, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank.

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

A summary of stock option activity under the 2006 Stock Option Plan during 2012 and 2011 is  presented  below

	Number of Shares	Weighted Average Price per Share	Average Intrinsic Value (1)
Outstanding at December 31, 2010	187,900	$10.24	$211,464

Granted	—	—
Forfeited	—	$—
Exercised	—	—

Outstanding at December 31, 2011	187,900	$10.24	$10,769

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2012	187,900	$10.24

Exercisable at December 31, 2012	187,900	$10.24	$705,689

(1)     The aggregate intrinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2012.  This amount changes based on the changes in the market value in the Company’s stock.

Information pertaining to options outstanding under the 2006 Stock Option Plan at December 31, 2012 is as follows:

Range of Exercise Prices	Number Of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$9.09	97,900	3.92	$9.09
$11.50	90,000	5.00	$11.50
	187,900

Under the 2006 Stock Option Plan, there were no unvested options at December 31, 2012, and nothing remains to be recognized in expense over the next year.  There were no options related to the 2006 Stock Option Plan granted or exercised during 2012 or 2011.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At December 31, 2012 and 2011, non-qualified options to purchase 414,668 shares of the Company’s stock were issued to non-employee directors of the Company.

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

A summary of the stock option activity during 2012 and 2011 is as follows:

	Number of Shares	Weighted Average Price per Share	Average Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	414,668	$11.50	$—	6.81

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2011	414,668	$11.50	$—	5.81

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2012	414,668	$11.50

Exercisable at December 31, 2012	414,668		$1,036,670	4.81

(1)     The aggregate intrinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2012 and 2011, respectively.  This amount changes based on the changes in the market value in the Company’s stock.

Under the 2007 Directors Stock Option Plan, there were no unvested options at December 31, 2012, and nothing remains to be recognized in expense over the next year.  During 2012 and 2011, respectively, no Director Options were granted.

2011 Equity Incentive Plan

During 2011, the Bank’s stockholders approved the 2011 Equity Incentive Plan.  This plan provides for the issuance of up to 250,000 shares of the Company’s common stock in respect of awards, which may be options, stock appreciation rights, restricted stock, restricted stock units or performance awards, to be issued to employees, directors, consultants or other service providers of the Company.  Only options granted to employees may be granted as incentive stock options.  The option price per share is the market value of the Bank’s stock on the date of grant.  At December 31, 2012, no awards had been issued through this plan.

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

There were no options granted during 2012 and 2011, respectively.

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

Defined Contribution Plan

The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit.  The Company matches a percentage of employee contributions at the board’s discretion.  The Company made a matching contribution of approximately $66 thousand and $56 thousand during 2012 and 2011, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-wieghted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2012 and 2011, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011, respectively, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

			FDIC requirements
			Minimum Capital		For Classification
	Bank actual		Adequacy		As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Leverage (Tier 1) Capital	$53,436	9.63%	$22,189	4.00%	$27,737	5.00%
Risk-based capital:
Tier 1	$53,436	12.07%	$17,716	4.00%	$26,573	6.00%
Total	$58,508	13.21%	$35,431	8.00%	$44,289	10.00%

December 31, 2011:
Leverage (Tier 1) Capital	$51,592	11.37%	$18,153	4.00%	$22,691	5.00%

Risk-based capital:
Tier 1	$51,592	14.01%	$14,728	4.00%	$22,092	6.00%
Total	$56,066	15.23%	$29,455	8.00%	$36,819	10.00%

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

The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans at December 31, 2012 totaled $67.6 million compared to $61.6 million at December 31, 2011.

Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2012 and 2011, the Bank had outstanding letters of credit to customers totaling $2.4 million and $1.7 million, respectively, whereby the Bank guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2012 and 2011, such amounts were deemed not material.

NOTE 15.                                      Financial Information of Parent Company

The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006.  The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007.  The following information represents the parent only Balance Sheets as of December 31, 2012 and 2011, respectively, the Statements of Income for the twelve months ended December 31, 2012 and December 31, 2011, and the Statements of Cash Flows for the twelve months ended December 31, 2012 and December 31, 2011 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheet

(in thousands)

	December 31,
	2012	2011
Assets:
Investment in subsidiary, net	$53,720	$51,906
Total assets	$53,720	$51,906

Liabilities and stockholders’ equity:
Stockholders’ equity	$53,720	$51,906
	$53,720	$51,906

Statement of Income

Years ended December 31,

(in thousands)

	2012	2011
Equity in undistributed earnings of subsidiary bank	$4,200	$3,322
Net income	$4,200	$3,322

Statement of Cash Flow

Years ended December 31,

(in thousands)

	2012	2011
Cash flow from operating activities:
Net Income	$4,200	$3,322
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(4,200)	(3,322)
Net cash provided by operating activities:	—	—

Cash flows from investing activites:
Cash dividends received from subsidiary bank	2,499	2,083
Net cash used in financing activities	2,499	2,083

Cash flows from financing activities:
Cash dividends paid	(2,499)	(2,083)
Net cash provided by financing activities	(2,499)	(2,083)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and December 31, 2011, respectively, are as follows (in thousands):

		(Level 1)
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$18,177	$—	$18,177	$—
Government Sponsored Enterprise obligations	70,303	—	70,303	—
Total securities available for sale	$88,480	$—	$88,480	$—

		(Level 1)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$11,324	$—	$11,324	$—
Government Sponsored Enterprise obligations	45,321	—	45,321	—
Total securities available for sale	$56,645	$—	$56,645	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and December 31, 2011, repectively, are as follows (in thousands):

		(Level 1)
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,982	$—	$—	$1,982

Total impaired loans	$1,982	$—	$—	$1,982

		(Level 1)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,480	$—	$—	$1,480

Total impaired loans	$1,480	$—	$—	$1,480

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$1,982	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 36.0% (-23.6%)

			Liquidation Expenses (2)	0% - 43.0% (-20.4%)

(1)         Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)         Appriasals may be adjusted for qualitative factors such as economic conditions and estimated liquidation expenses.The range and weighted average of liquidation expenses and other appriasal adjustments are presented as a percentof the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at December 31, 2012 and 2011:

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

Loans Receivable (Carried at Cost)

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and the interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2012 and 2011 (in thousands):

			(Level 1)		(Level 3)
			Quoted Prices in	(Level 2)	Significant
	December 31, 2012		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$31,078	$31,078	$31,078	$—	$—
Interest bearing time deposits	250	250	—	250	—
Securities available for sale	88,480	88,480	—	88,480
Securities held to maturity	5,482	5,482	—	5,482
Restricted investment in bank stock	669	669	—	669	—
Net loans	430,477	433,268	—	—	433,268
Accrued interest receivable	1,732	1,732	—	1,732	—
Financial liabilities:
Deposits	515,735	514,744	207,826	306,918	—
Accrued interest payable	678	678	—	678	—

	December 31, 2011
	Carrying amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$32,222	$32,222
Interest bearing time deposits	250	250
Securities available for sale	56,645	56,645
Securities held to maturity	4,787	4,787
Restricted investment in bank stock	549	549
Net loans	360,620	363,026
Accrued interest receivable	1,515	1,515
Financial liabilities:
Deposits	416,163	414,445
Accrued interest payable	608	608

Limitation

The preceding fair value estimates were made at December 31, 2012 and 2011 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2012 and 2011, no attempt was made to estimate the value of anticipated future business.

Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17.                                       Quarterly Financial Data  (unaudited)

The following represents summarized unaudited quarterly financial data of the Company.

Three Months Ended

(in thousands, except per share data)

	December. 31	September. 30	June. 30	March. 31
2012
Interest income	$6,110	$6,019	$5,848	$5,445
Interest expense	1,542	1,559	1,515	1,459
Net interest income	4,568	4,460	4,333	3,986
Provision for loan losses	313	260	330	295
Other expense, net	2,322	2,313	2,355	2,212
Provision for federal and state income taxes	766	745	654	582
Net income	$1,167	$1,142	$994	$897

Earnings per share:
Basic	$0.23	$0.22	$0.19	$0.17
Diluted	$0.23	$0.22	$0.19	$0.17

2011
Interest income	$5,281	$5,014	$4,899	$4,667
Interest expense	1,337	1,198	1,127	1,083
Net interest income	3,944	3,816	3,772	3,584
Provision for loan losses	285	300	212	386
Other expense, net	2,036	2,022	2,225	2,104
Provision for federal and state income taxes	652	593	523	456
Net income	$971	$901	$812	$638

Earnings per share:
Basic	$0.19	$0.17	$0.16	$0.12
Diluted	$0.19	$0.17	$0.16	$0.12

NOTE 18.                                       Recent Accounting Pronouncements

This section provides a summary description of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

ASU 2013-02 (Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

Based on their evaluation as of December 31, 2012, the Company’s Chief Executive Officer and President and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Our management, with the participation of our Chief Executive Officer and President and Chief Operating Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 using the “Internal Control - Integrated Framework” set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders to be held May 22, 2013.

ITEM 11.                                         EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders to be held May 22, 2013.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders to be held May 22, 2013.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders to be held May 22, 2013.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders to be held May 22, 2013.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)                                     Consolidated Balance Sheets as of December 31, 2012 and 2011.

(ii)                                  Consolidated Statements of Income for the years ended December 31, 2012 and 2011.

(iii)

(iv)                              Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011.

(v)                                 Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011.

(vi)                              Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.

(vii)                           Notes to Consolidated Financial Statement

(viii)                        Reports of Independent Registered Public Accounting Firms

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

Dated : March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert F. Buzzetti	Chairman and	March 28, 2013
Albert F. Buzzetti	Chief Executive Officer

/s/ Michael Lesler	Vice Chairman, President	March 28, 2013
Michael Lesler	and Chief Operating Officer

/s/ Michael Bello	Director	March 28, 2013
Michael Bello

/s/ Jay Blau	Director	March 28, 2013
Jay Blau

/s/ Albert L. Buzzetti	Director	March 28, 2013
Albert L. Buzzetti

/s/ Gerald A. Calabrese, Jr.	Director	March 28, 2013
Gerald a. Calabrese, Jr.

/s/ Stephen Crevani	Director	March 28, 2013
Stephen Crevani

/s/ John K. Daily	Director	March 28, 2013
John K. Daily

/s/ Anthony M. Lo Conte	Director	March 28, 2013
Anthony M. Lo Conte

/s/ Carmelo Luppino, Jr.	Director	March 28, 2013
Carmelo Luppino, Jr.

/s/ Rosario Luppino	Director	March 28, 2013
Rosario Luppino

/s/ Josephine Mauro	Director	March 28, 2013
Josephine Mauro

/s/ Joel P. Paritz	Director	March 28, 2013
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 28, 2013
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 28, 2013
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 28, 2013
Mark Sokolich

/s/ Diane M. Spinner	Director and	March 28, 2013
Diane M. Spinner	Executive Vice President

Exhibit No.		Description
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(A)	Change In Control Agreement between the Bank and Albert F. Buzzetti*
10.2	(A)	Change In Control Agreement between the Bank and Michael Lesler*
10.3	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*
10.4	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*
10.5	(A)	2006 Stock Option Plan*
10.6	(A)	Form of Stock Option Award Agreement*
10.7	(C)	2007 Non-Qualified Stock Option Plan For Directors*
10.8	(D)	Form of Stock Option Award Agreement*
10.9	(E)	2011 Equity Incentive Plan*
10.10	(F)	Form of Restricted Stock Award Agreement*
21		Subsidiaries of the Registrant
23		Consent of ParenteBeard LLC
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*                                        Management contract or compensatory plan, contract or arrangement.

(A)                               Incorporated by reference to the exhibit to registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007.

(B)                               Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2011.

(C)                               Incorporated by reference to “Exhibit A” to the proxy statement/prospectus included in the registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007.

(D)                               Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007.

(E)                               Incorporate by reference to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2011.

(F)                                 Incorporated by reference to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2013.