Form 10-Q
period 2013-03-31
Bancorp of New Jersey, Inc.
filed 2013-05-15
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  May 8, 2013 there were 5,291,932 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2013	December 31, 2012

ASSETS

Cash and due from banks	$41	$765
Interest bearing deposits	44,401	29,852
Federal funds sold	460	461
Total cash and cash equivalents	44,902	31,078

Interest bearing time deposits	250	250

Securities available for sale, at fair value (amortized cost of $50,824 and $88,036, respectively)	50,935	88,480
Securities held to maturity (fair value of $9,323 and $5,482, respectively)	9,323	5,482
Restricted investment in bank stock, at cost	669	669

Loans receivable	445,547	435,729
Deferred loan fees and unamortized costs, net	(198)	(180)
Less: allowance for loan losses	(5,213)	(5,072)
Net loans	440,136	430,477
Premises and equipment, net	10,216	10,224
Accrued interest receivable	2,029	1,732
Other assets	2,991	2,982
TOTAL ASSETS	$561,451	$571,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing	$63,159	$65,910
Savings and interest bearing transaction accounts	136,584	147,346
Time deposits under $100	49,955	49,023
Time deposits $100 and over	255,411	253,456
Total deposits	505,109	515,735

Accrued interest payable and other liabilities	1,979	1,919
TOTAL LIABILITIES	507,088	517,654

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,291,932 and 5,206,932 at March 31, 2013 and December 31, 2012, respectively	49,708	49,689
Retained earnings	4,580	3,747
Accumulated other comprehensive income	75	284
Total stockholders’ equity	54,363	53,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,451	$571,374

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012

INTEREST INCOME
Loans, including fees	$5,679	$5,056
Securities	375	368
Federal funds sold and other	15	21
TOTAL INTEREST INCOME	6,069	5,445

INTEREST EXPENSE
Savings and money markets	201	86
Time deposits	1,307	1,373
TOTAL INTEREST EXPENSE	1,508	1,459

NET INTEREST INCOME	4,561	3,986
Provision for loan losses	140	295
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,421	3,691
NON-INTEREST INCOME
Fees and service charges on deposit accounts	45	38
Fees earned from mortgage referrals	6	2
Gains on sale of securities	53	—
TOTAL NON-INTEREST INCOME	104	40

NON-INTEREST EXPENSE
Salaries and employee benefits	1,326	1,232
Occupancy and equipment expense	596	471
FDIC premiums and related expenses	92	66
Data processing	179	160
Professional fees	160	80
Other expenses	285	243
TOTAL NON-INTEREST EXPENSE	2,638	2,252
Income before provision for income taxes	1,887	1,479
Income tax expense	742	582
Net income	1,145	897

PER SHARE OF COMMON STOCK
Basic	$0.22	$0.17
Diluted	$0.21	$0.17

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2013	2012

Net income	$1,145	$897
Other comprehensive income
Gross unrealized holding losses on securities available for sale, net of deferred income tax benefit of $139 and $217, respectively	(247)	(380)
Reclassification adjustment for gain on sale of securities, net of tax expense of $(15) and $0, respectively	38	—
Comprehensive income	$936	$517

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,145	$897
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	124	121
Amortization of securities premiums	35	—
Provision for loan losses	140	295
Recognition of restricted stock expense	19	—
Recognition of stock option expense	—	36
Gain on sale of securities	(53)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(297)	(218)
Decrease (increase) in other assets	115	(11)
Increase (decrease) in other liabilities	60	(323)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,288	797

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(11,000)	(36,737)
Purchases of securities held to maturity, net	(4,541)	—
Proceeds from called or matured securities available for sale	12,000	13,030
Proceeds from sales of securities available for sale	36,230	—
Maturities of securities held to maturity	700	3,910
Net increase in loans	(9,799)	(21,426)
Purchases of premises and equipment	(116)	(273)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,474	(41,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(10,626)	31,830
Dividends	(312)	(312)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,938)	31,518

Net increase (decrease) in cash and cash equivalents	13,824	(9,181)
Cash and cash equivalents, beginning of year	31,078	32,222
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,902	$23,041

Cash paid during the period for:
Interest	$1,525	$1,404
Income taxes	$525	$450

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

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2013 presentation.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the quarter ended March 31, 2013, the Company issued 85,000 shares of restricted common stock to its executive officers and directors.  No shares of common stock were issued by the Company during the first quarter of 2012.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The Plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2013, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at March 31, 2013 and no unrecognized expense.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2013.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This Plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2013, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 414,668 were outstanding at March 31, 2013.   No options were granted, exercised or forfeited during the first three months of 2013.

Under the 2007 Director Plan, there were no unvested options at March 31, 2013 and no unrecognized expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $0 and $36 thousand for the three months ended March 31, 2013 and 2012, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2013.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of March 31, 2013 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.1 million.

The aggregate intrinsic value of options outstanding as of March 31, 2012 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $35 thousand.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan.  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the Plan, provided, that only employees are eligible to receive incentive stock options.  During the quarter ended March 31, 2013, 85,000 shares of restricted stock were issued to the executive officers and directors of the Company subject to forfeiture during a five year vesting term.  The awards have been recorded at their fair market value at the date of the grant and are being amortized to expense over the vesting period.  For the three months ended March 31, 2013, $19,000 was recorded as expense for these awards and approximately $1 million remains to be expensed over the next 59 months.

Note 4.   Earnings Per Share

Basic earnings per share is calculated by dividing the net income for a period by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing the net income for a period by the weighted average number of common shares outstanding as adjusted to include the net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method.

The following schedule shows earnings per share for the three month periods presented:

	For the Quarter Ended
	March 31,
(In thousands except per share data)	2013	2012
Net income applicable to common stock	$1,145	$897
Weighted average number of common shares outstanding - basic	5,292	5,207
Basic earnings per share	$0.22	$0.17

Net income applicable to common stock	$1,145	$897
Weighted average number of common shares outstanding	5,292	5,207
Effect of dilutive options	72	4
Weighted average number of common shares and common share equivalents-diluted	5,364	5,211
Diluted earnings per share	$0.21	$0.17

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; 90,000 incentive stock options at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the three months ended March 31, 2013.

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

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at March 31, 2013 and December 31, 2012 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$9,323	$—	$—	$9,323

Securities Available for Sale:
U.S. Treasury obligations	12,823	173	(103)	12,893
Government Sponsored Enterprise obligations	38,001	176	(135)	38,042
Total securities available for sale	50,824	349	(238)	50,935

Total securities	$60,147	$349	$(238)	$60,258

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,482	$—	$—	$5,482

Securities Available for Sale:
U.S. Treasury obligations	17,985	285	(93)	18,177
Government Sponsored Enterprise obligations	70,051	488	(236)	70,303
Total securities available for sale	88,036	773	(329)	88,480

Total securities	$93,518	$773	$(329)	$93,962

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligations	$6,712	$(103)	$—	$—	$6,712	$(103)
Government Sponsored Enterprise obligations	23,865	(135)	—	—	23,865	(135)
Total securities available for sale	$30,577	$(238)	$—	$—	$30,577	$(238)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligations	$6,749	$(93)	$—	$—	$6,749	$(93)
Government Sponsored Enterprise obligations	32,765	(236)	—	—	32,765	(236)
Total securities available for sale	$39,514	$(329)	$—	$—	$39,514	$(329)

At March 31, 2013 and December 31, 2012, the Company held no securities held to maturity with unrealized losses.

The amortized cost and fair value of securities held to maturity and securities available for sale at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$9,323	$9,323	$2,000	$2,007
After one to five years	—	—	11,009	11,266
After five to ten years	—	—	37,815	37,662
Total	$9,323	$9,323	$50,824	$50,935

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

At March 31, 2013, the Company’s available for sale securities portfolio consisted of 19 securities, of which 11 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2013. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

At March 31, 2013, the Company held no securities held to maturity that have been in a continuous unrealized loss position for twelve months at March 31, 2013 and December 31, 2012.

Securities with an amortized cost of $13.5 million and a fair value of $13.8 million, respectively, were pledged to secure public funds on deposit at March 31, 2013.  Securities with an amortized cost of $13.1 million and a fair value of $13.6 million, respectively, were pledged to secure public funds on deposit at December 31, 2012.

During the first quarter of 2013, the Company sold twelve securities from its available for sale portfolio.  It recognized a gain of approximately $333 thousand from the sale of five of the securities, a loss of approximately $280 thousand from the sale of six securities and no gain or loss from the sale of one security, resulting in net gains of approximately $53 thousand from the transactions.  The Company did not sell any securities from its held to maturity portfolio during the first quarter of 2013.  During the first quarter of 2012, the Company did not sell any securities from its available for sale or held to maturity portfolios.

Note 6.  Loans

The components of the loan portfolio at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012

Commercial real estate	$262,304	$246,545
Residential mortgages	53,015	54,332
Commercial	59,796	64,900
Home equity	69,035	68,737
Consumer	1,397	1,215

	$445,547	$435,729

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

The allowance for loan losses and recorded investment in financing receivables for the quarters ended March 31, 2013 and 2012 are as follows (in thousands):

March 31, 2013	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	1
Provisions	104	(40)	(95)	159	1	11	140
Ending balance	$3,255	$282	$938	$542	$25	$171	$5,213
Ending balance: individually evaluated for impairment	205	13	50	173	—	—	441
Ending balance: collectively evaluted for impairment	3,050	269	888	369	25	171	4,772

Loans receivables:
Ending balance	$262,304	$53,015	$59,796	$69,035	$1,397	$—	$445,547
Ending balance: individually evaluted for impairment	2,097	5,664	325	2,468	—	—	10,554
Ending balance: collectively evaluated for impairment	$260,207	$47,351	$59,471	$66,567	$1,397	$—	$434,993

March 31, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	1	—	—	—	2
Provisions	171	(4)	75	41	1	11	295
Ending balance	$2,580	$466	$903	$409	$22	$391	$4,771

December 31, 2012
Ending balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Ending balance: individually evaluated for impairment	258	7	50	12	—	—	327
Ending balance: collectively evaluted for impairment	$2,892	$315	$983	$371	$24	$160	$4,745

Loans receivables:
Ending balance	$246,545	$54,332	$64,900	$68,737	$1,215	$—	$435,729
Ending balance: individually evaluted for impairment	4,863	2,509	325	1,408	—	—	9,105
Ending balance: collectively evaluated for impairment	$241,682	$51,823	$64,575	$67,329	$1,215	$—	$426,624

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,699	$1,699	$260,605	$262,304
Residential mortgages	—	—	2,611	2,611	50,404	53,015
Commercial	—	—	325	325	59,471	59,796
Home equity	—	240	1,408	1,648	67,387	69,035
Consumer	—	22	—	22	1,375	1,397
Total	$—	$262	$6,043	$6,305	$439,242	$445,547

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables
Commercial real estate	$—	$—	$1,704	$1,704	$244,841	$246,545
Residential mortgages	—	184	2,509	2,693	51,639	54,332
Commercial	119	—	325	444	64,456	64,900
Home equity	—	—	1,408	1,408	67,329	68,737
Consumer	10	—	—	10	1,205	1,215
Total	$129	$184	$5,946	$6,259	$429,470	$435,729

The Bank had no loans greater than ninety days past due and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$260,451	$47,107	$57,971	$66,567	$1,397	$433,493
Special Mention	—	2,873	1,500	1,000	—	5,373
Substandard	1,853	3,035	325	1,468	—	6,681
Doubtful	—	—	—	—	—	—
Total	$262,304	$53,015	$59,796	$69,035	$1,397	$445,547

December 31, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$241,682	$51,823	$63,075	$67,329	$1,215	$425,124
Special Mention	—	—	1,500	—	—	1,500
Substandard	4,863	2,509	325	1,408	—	9,105
Doubtful	—	—	—	—	—	—
Total	$246,545	$54,332	$64,900	$68,737	$1,215	$435,729

As of March 31, 2013 the Bank had fourteen nonaccrual loans totaling approximately $6.0 million, of which seven loans totaling approximately $1.8 million had specific reserves of $291 thousand and seven loans totaling approximately $4.2 million had no specific reserve.  If interest had been accrued, such income would have been approximately $89 thousand for the three month period ended March 31, 2013.  Within its non-accrual loans at March 31, 2013, the Bank had four residential mortgage loans, one commercial real estate loan, one home equity loan, and one commercial loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At March 31, 2013, nonaccruing TDR loans had an outstanding balance of $4.3 million and had specific reserves of $12 thousand connected with them.  None of these loans were performing in accordance with their modified terms.  In addition, during the first quarter of 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  One loan was a single family residential mortgage, and the second was a home equity loan.  They are performing in accordance with their modified terms.  Also during the first quarter of 2013, a loan that was classified as an accruing TDR at December 31, 2012, was modified into two loans.  One of the loans is a single family residential mortgage and the second is a home equity loan.  The fair value of the single family residential mortgage is greater than the carrying amount of the mortgage and therefore there was no recognition of an impairment.  The home equity loan has a specific reserve of $150 thousand connected with it.    Both loans are performing in accordance with their modified terms.  During the quarter ended March 31, 2012, the Bank had no new loans classified as TDRs.

The following table provides information in regards to nonaccrual loans by portfolio class at March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$205
Residential mortgages	723	934	13
Commercial	50	50	50
Home equity	76	76	23
Total nonaccrual loans with specific reserves	1,806	2,017	291

Nonaccrual loans with no specific reserves:
Commercial real estate	742	742	—
Residential mortgages	1,888	1,888	—
Commercial	275	275	—
Home equity	1,332	1,433	—
Total nonaccrual loans with no specific reserves	4,237	4,338	—
Total non-accrual loans	$6,043	$6,355	$291

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
Nonaccrual loans with specific reserves:
Commercial real estate	$957	$957	$258
Residential mortgage	629	840	7
Commercial	50	50	50
Home equity	523	523	12
Total nonaccrual loans with specific reserves	2,159	2,370	327

Nonaccrual loans with no specific reserves:
Commercial real estate	747	747	—
Residential mortgages	1,880	1,880	—
Commercial	275	275	—
Home equity	885	986	—
Total nonaccrual loans with no specific reserves	3,787	3,888	—
Total nonaccrual loans	$5,946	$6,258	$327

The following table provides information in regards to nonaccrual loans by portfolio class for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Nonaccrual loans with specific reserves:
Commercial real estate	$713	$—	$957	$5
Residential mortgages	967	—	799	—
Commercial	50	—	50	—
Home equity	76	—	90	—
Total nonaccrual loans with specific reserves	1,806	—	1,896	5

Nonaccrual loans with no specific reserves:
Commercial real estate	744	—	1,171	6
Residential mortgages	1,901	—	1,687	—
Commercial	275	—	275	—
Home equity	1,332	—	1,253	—
Total nonaccrual loans with no specific reserves	4,252	—	4,386	6
Total non-accrual loans	$6,058	$—	$6,282	$11

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

The following table provides information about the Bank’s impaired loans and related amounts recorded in the allowance for loan losses at March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$205
Residential mortgage	723	934	13
Commercial	50	50	50
Home equity	1,076	1,076	173
Total impaired loans with specific reserves	2,806	3,017	441

Impaired loans with no specific reserves:
Commercial real estate	1,140	1,140	—
Residential mortgage	4,941	4,941	—
Commercial	275	275	—
Home equity	1,392	1,493	—
Total impaired loans with no specific reserves	7,748	7,849	—
Total impaired loans	$10,554	$10,866	$441

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$258
Residential mortgage	629	840	7
Commercial	50	50	50
Home equity	523	523	12
Total impaired loans with specific reserves	2,159	2,370	327

Impaired loans with no specific reserves:
Commercial real estate	3,906	3,906	—
Residential mortgage	1,880	1,880	—
Commercial	275	275	—
Home equity	885	986	—
Total impaired loans with no specific reserves	6,946	7,047	—
Total impaired loans	$9,105	$9,417	$327

The following table provides information about the Bank’s impaired loans and related amounts recorded in the allowance for loan losses for the three month periods ended March 31, 2013 and 2012  (in thousands):

	Three Months Ended March		Three Months Ended March
	31, 2013		31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$714	$—	$957	$5
Residential mortgage	967	—	799	—
Commercial	50	—	50	—
Home equity	576	3	90	—
Total impaired loans with specific reserves	2,307	3	1,896	5

Impaired loans with no specific reserves:
Commercial real estate	943	6	1,171	6
Residential mortgage	4,951	—	1,687	—
Commercial	275	—	275	—
Home equity	1,392	—	1,253	3
Total impaired loans with no specific reserves	7,561	6	4,386	9
Total impaired loans	$9,868	$9	$6,282	$14

At March 31, 2013, in addition to the seven nonaccruing TDR loans, the Bank had five accruing loans which met the definition of a TDR and as such are also classified as impaired.

The following table presents TDRs as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$3,053	$2,517	$5,570
Commercial real estate	397	742	1,139
Commercial	—	275	275
Home equity	1,060	730	1,790
	$4,510	$4,264	$8,774

December 31, 2012	Accrual Status	Nonaccrual Status	Total Modifications
Residential mortgages	$—	$2,285	$2,285
Commercial real estate	3,557	746	4,303
Commercial	—	275	275
Home equity	—	730	730
	$3,557	$4,036	$7,593

The following table displays TDRs as of March 31, 2013 and December 31, 2012, which were performing according to agreement (in thousands):

March 31, 2013	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Commercial real estate	$—	$—	$—	$—	$397	$397
Residential mortgage					3,053	3,053
Home equity	—	—	—	—	1,060	1,060
	$—	$—	$—	$—	$4,510	$4,510

December 31, 2012	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Commercial real estate	$—	$—	$—	$—	$3,557	$3,557

During the  three months ended March 31, 2013 and 2012, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2013, the Bank had $2.5 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2013 for guarantees under standby letters of credit issued is not material.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012, respectively, are as follows (in thousands):

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
Description	March 31, 2013	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$12,893	$—	$12,893	$—
Government Sponsored Enterprise obligations	38,042	—	38,042	—
Total securities available for sale	$50,935	$—	$50,935	$—

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
Description	December 31, 2012	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$18,177	$—	$18,177	$—
Government Sponsored Enterprise obligations	70,303	—	70,303	—
Total securities available for sale	$88,480	$—	$88,480	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012, respectively, follows (in thousands):

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
Description	March 31, 2013	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$2,365	$—	$—	$2,365

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
Description	December 31, 2012	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$1,982	$—	$—	$1,982

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

March 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$2,365	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 23.6% (-7.1%)

			Liquidation Expenses (2)	0% - 86.6% (-61.4%)

December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$1,982	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 36.0% (-23.6%)

			Liquidation Expenses (2)	0% - 43.0% (-20.4%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at March 31, 2013 and December 31, 2012:

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

Other real estate owned

Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.  The Company did not have any other real estate owned as of March 31, 2013 and December 31, 2012.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2013 and December 31, 2012 (in thousands):

			(Level 1)		(Level 3)
			Quoted Prices in	(Level 2)	Significant
	March 31, 2013		Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$44,902	$44,902	$44,902	$—	$—
Interest bearing time deposits	250	250	—	250	—
Securities available for sale	50,935	50,935	—	50,935
Securities held to maturity	9,323	9,323	—	9,323
Restricted investment in bank stock	669	669	—	669	—
Net loans	440,136	442,635	—	—	442,635
Accrued interest receivable	2,029	2,029	—	2,029	—
Financial liabilities:
Deposits	505,109	502,983	194,127	308,856	—
Accrued interest payable	661	661	—	661	—

	December 31, 2012
	Carrying amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$31,078	$31,078	$31,078	$—	$—
Interest bearing time deposits	250	250	—	250	—
Securities available for sale	88,480	88,480	—	88,480
Securities held to maturity	5,482	5,482	—	5,482
Restricted investment in bank stock	669	669	—	669	—
Net loans	430,477	433,268	—	—	433,268
Accrued interest receivable	1,732	1,732	—	1,732	—
Financial liabilities:
Deposits	515,735	514,744	207,826	306,918	—
Accrued interest payable	678	678	—	678	—

Limitation

The preceding fair value estimates were made at March 31, 2013 and December 31, 2012 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at March 31, 2013 and December 31, 2012, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 9. Recent Accounting Pronouncements

ASU 2013-02 (Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU did not have a significant impact on the Company’s consolidated financial statements.

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the consolidated unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2012 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which a specific loan loss allowance is established; and (2) performing and classified loans for which a general loan loss allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and with the goal of early identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although specific and general loan loss allowances are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses. Any such increase in provisions would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require increased provisions to the allowance for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio could result in the need for additional provisions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  These agencies may require the Bank to effect certain changes that result in additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

Results of Operations

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Our results of operations depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits.  Net income is also affected by the provision for loan losses and the level of non-interest income, as well as by non-interest expenses, including salaries and employee benefits, occupancy and equipment expense, and other expenses, and income tax expense.

Net Income

Net income for the first quarter of 2013 was $1.1 million, an increase of $248 thousand, or 27.6%, over the first quarter of 2012 net income of $897 thousand.  This increase was driven primarily by an increase of $575 thousand, or 14.4%, in net interest income, and a decrease in the provision for loan losses, offset somewhat by an increase in non-interest expenses of $386 thousand.  On a per share basis, basic earnings per share reached $0.22 for the first quarter of 2013 compared to $0.17 per share for the first quarter in 2012, an increase of 29.4%.  Diluted earnings per share for the first quarter of 2013 reached $0.21, an increase of $0.04, or 23.5%, over the first quarter 2012 per share amount of $0.17.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2013, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $623 thousand in the first three months of 2013, as compared to the same period last year.  This increase in income was due to a $66.6 million increase in the average balance of loans during the quarter ended March 31, 2013, up to $439.0 million as compared to the first quarter of 2012 average loan balance of $372.4 million, offset somewhat by a decrease in the average rate earned on loans, from 5.44% for the three months ended March 31, 2012 down to 5.24% for the three months ended March 31, 2013, a decrease of 20 basis points.  Interest expense increased by $49 thousand year over year due to an increase in the average balance of interest bearing deposits of $59.5 million, to $449.0 million during the quarter ended March 31, 2013 from $389.5 million during the quarter ended March 31, 2012.  The average interest rate paid on interest bearing deposits decreased by 14 basis points to 1.36% for the quarter ended March 31, 2013, from 1.50% for the same period last year.

Provision for Loan Losses

The provision for loan losses was $140 thousand for the three months ended March 31, 2013 as compared to $295 thousand for the three months ended March 31, 2012.  The decrease in the provision reflects the overall credit quality of the loan portfolio and the stabilization of nonperforming loans, as well as other factors reflected in our allowance for loan losses methodology.

Non-interest Income

Non-interest income, increased by $64 thousand to $104 thousand for the three months ended March 31, 2013 from $40 thousand for the three months ended March 31, 2012.  The increase was primarily attributable to gains on the sales of securities which were $53 thousand for the March 31, 2013 period compared to no gains on the sale of securities for the same period one year ago.

Non-interest Expense

Non-interest expense grew to $2.6 million during the first quarter of 2013 compared to $2.3 million in the first quarter of 2012, an increase of approximately $386 thousand.  This increase was due in most part to increases in occupancy and equipment expense, salaries and professional fees of $125 thousand, $94 thousand and $80 thousand, respectively.  The increases in occupancy and equipment and salaries were primarily due to the opening of a branch, Cliffside Park, in March of 2012, which expenses were only partially recognized for the three months ended March 31, 2012 but were fully recognized during the three months ended March 31, 2013.  There have also been occupancy costs for the new location in Woodcliff Lake, which is expected to open sometime during the second quarter of 2013.  The increase in professional fees was due in part to the Bank’s increase in asset size and locations as well as the implementation of XBRL reporting.

Income Tax Expense

The income tax provision increased $160 thousand to $742 thousand for the quarter ended March 31, 2013, as compared to $582 thousand for the quarter ended March 31, 2012.  The increase in the income tax expense for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, was due primarily to the increase in the Company’s pre-tax income which increased $408 thousand.  The effective tax rate for the first quarter of 2013 was 39.3% compared to 39.4% for the first quarter of 2012.

FINANCIAL CONDITION

Total consolidated assets decreased $9.9 million, or approximately 1.7%, from $571.4 million at December 31, 2012 to $561.5 million at March 31, 2013.  Loans receivable, or “total loans,” increased from $435.7 million at December 31, 2012 to $445.5 million at March 31, 2013, an increase of approximately $9.8 million, or 2.3%.  Total deposits decreased from $515.7 million at December 31, 2012 to $505.1 million at March 31, 2013, a decrease of $10.6 million, or approximately 2.1%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 2.3% to reach $445.5 million at March 31, 2013 from $435.7 million at December 31 2012.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

Our loan portfolio consists of commercial loans, commercial and residential real estate loans, consumer loans and home equity loans.  Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property.  Consumer loans and home equity loans, are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being owned or being purchased.

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

For more information on the loan portfolio, see Note 6 in Notes to the Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.

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

As of March 31, 2013 the Bank had fourteen nonaccrual loans totaling approximately $6.0 million, of which seven loans totaling approximately $1.8 million had specific reserves of $291 thousand and seven loans totaling approximately $4.2 million had no specific reserve.  If interest had been accrued, such income would have been approximately $89 thousand for the three month period ended March 31, 2013.  Within its non-accrual loans at March 31, 2013, the Bank had four residential mortgage loans, one commercial real estate loan, one home equity loan, and one commercial loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At March 31, 2013, nonaccruing TDR loans had an outstanding balance of $4.3 million and had specific reserves of $12 thousand connected with them.  None of these loans were performing in accordance with their modified terms.  In addition, during the first quarter of 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  One loan was a single family residential mortgage, and the second was a home equity loan.  They are performing in accordance with their modified terms.  Also during the first quarter of 2013, a loan that was classified as an accruing TDR at December 31, 2012, was modified into two loans.  One of the loans is a single family residential mortgage and the second is a home equity loan.  The fair value of the single family residential mortgage is greater than the carrying amount of the mortgage and therefore there was no recognition of an impairment.  The home equity loan has a specific reserve of $150 thousand connected with it.    Both loans are performing in accordance with their modified terms. During the quarter ended March 31, 2012, the Bank had no new loans classified as TDRs.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  At March 31, 2013, the Bank had nineteen impaired loans totaling approximately $10.6 million, of which eight loans totaling approximately $2.8 million had specific reserves of $441 thousand and eleven loans totaling approximately $7.7 million had no specific reserves.  At March 31, 2013, twelve TDR loans had an outstanding balance of approximately $8.8  million and had specific reserves of $162 thousand.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of  loans collateralized by real estate, primarily in our market area at March 31, 2013 and December 31, 2012.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $50.9 million at March 31, 2013 compared to $88.5 million at December 31, 2012.  This decrease in the AFS category was due in most part to the sale of $36.2 million of securities along with the maturity or call of an additional $12.0 million, offset somewhat by the purchase of $11.0 million of securities during the quarter ended March 31, 2013.  The sale of the securities available for sale was due to the Bank’s strategy to reduce its longer term securities as part of its overall interest rate risk management.  Securities held to maturity increased $3.8 million to $9.3 million at March 31, 2013 from $5.5 million at December 31, 2012 as a result of securities purchased.

Deposits

Deposits remain our primary source of funds.  Total deposits decreased to $505.1 million at March 31, 2013 from $515.7 million at December 31, 2012, a decrease of $10.6 million, or 2.1%.  Savings and interest bearing transaction accounts and noninterest bearing accounts decreased by $10.8 million and $2.8 million, respectively, offset somewhat by an increase in time deposits of $2.9 million.  The decrease in interest bearing transaction accounts was due in part to the curtailment of a campaign aimed at attracting interest bearing transaction accounts into the Bank through above market interest rates.  This campaign was curtailed during the first quarter of 2013.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $505.1 million and $515.7 million, respectively, at March 31, 2013 and December 31, 2012.  The decrease in deposits and the increase in loans were funded by the proceeds of the sales and maturities of securities.

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

As of March 31, 2013, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at March 31, 2013.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2013, as well as the applicable minimum ratios:

		Minimum
		Regulatory
	March 31, 2013	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	12.07%	4.00%
Total Capital Ratio	13.21%	8.00%
Leverage Ratio	9.63%	4.00%

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

As of March 31, 2013, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2013, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: May 15, 2013	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Lesler
Michael Lesler
President and
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1

Form of Restricted Stock Award Agreement under the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2013.)

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