Form 10-Q
period 2013-06-30
Bancorp of New Jersey, Inc.
filed 2013-08-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  August 8, 2013 there were 5,315,266 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	June 30, 2013	December 31, 2012

ASSETS

Cash and due from banks	$2,315	$765
Interest bearing deposits	29,921	29,852
Federal funds sold	459	461
Total cash and cash equivalents	32,695	31,078

Interest bearing time deposits	250	250

Securities available for sale, at fair value (amortized cost of $62,788 and $88,036, respectively)	60,507	88,480
Securities held to maturity (fair value of $11,723 and $5,482 respectively)	11,723	5,482
Restricted investment in bank stock, at cost	792	669

Loans receivable	472,411	435,729
Deferred loan fees and unamortized costs, net	(259)	(180)
Less: allowance for loan losses	(5,534)	(5,072)
Net loans	466,618	430,477
Premises and equipment, net	10,254	10,224
Accrued interest receivable	1,953	1,732
Other assets	3,731	2,982
TOTAL ASSETS	$588,523	$571,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$69,768	$65,910
Savings and interest bearing transaction accounts	156,239	147,346
Time deposits under $100	51,653	49,023
Time deposits $100 and over	255,411	253,456
Total deposits	533,071	515,735

Accrued interest payable and other liabilities	1,719	1,919
TOTAL LIABILITIES	534,790	517,654

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,291,932 at June 30, 2013 and 5,206,932 at December 31, 2012	49,762	49,689
Retained Earnings	5,379	3,747
Accumulated other comprehensive (loss) income	(1,408)	284
Total stockholders’ equity	53,733	53,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,523	$571,374

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2013	2012

INTEREST INCOME
Loans, including fees	$5,886	$5,382
Securities	236	450
Federal funds sold and other	20	16
TOTAL INTEREST INCOME	6,142	5,848

INTEREST EXPENSE
Savings and money markets	212	107
Time deposits	1,322	1,408
TOTAL INTEREST EXPENSE	1,534	1,515

NET INTEREST INCOME	4,608	4,333
Provision for loan losses	320	330
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,288	4,003
NON-INTEREST INCOME
Fees and service charges	46	40
Gains on sale of securities	144	—
TOTAL NON-INTEREST INCOME	190	40

NON-INTEREST EXPENSE
Salaries and employee benefits	1,388	1,250
Occupancy and equipment expense	581	490
FDIC premiums and related expenses	86	87
Data processing	185	175
Professional fees	140	148
Other expenses	253	245
TOTAL NON-INTEREST EXPENSE	2,633	2,395
Income before provision for income taxes	1,845	1,648
Income tax expense	728	654
Net income	$1,117	$994

PER SHARE OF COMMON STOCK
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Six Months Ended June 30,
	2013	2012

INTEREST INCOME
Loans, including fees	$11,564	$10,438
Securities	611	818
Federal funds sold and other	35	37
TOTAL INTEREST INCOME	12,210	11,293

INTEREST EXPENSE
Savings and money markets	413	193
Time deposits	2,628	2,781
TOTAL INTEREST EXPENSE	3,041	2,974

NET INTEREST INCOME	9,169	8,319
Provision for loan losses	460	625
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,709	7,694
NON-INTEREST INCOME
Fees and service charges	91	78
Fees earned from mortgage referrals	6	2
Gains on sale of securities	197	—
TOTAL NON-INTEREST INCOME	294	80

NON-INTEREST EXPENSE
Salaries and employee benefits	2,714	2,482
Occupancy and equipment expense	1,177	961
FDIC premiums and related expenses	178	153
Data processing	364	335
Professional fees	300	228
Other expenses	538	488
TOTAL NON-INTEREST EXPENSE	5,271	4,647
Income before provision for income taxes	3,732	3,127
Income tax expense	1,470	1,236
Net income	$2,262	$1,891

PER SHARE OF COMMON STOCK
Basic	$0.43	$0.36
Diluted	$0.42	$0.36

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,
	2013	2012

Net income	$1,117	$994
Other comprehensive (loss) income
Gross unrealized holding (losses) gains on securities available for sale, net of deferred income tax benefit (expense) of $960 and $(375), respectively	(1,576)	646
Reclassification adjustment for gain on sale of securities, net of tax expense of $(51) and $0, respectively	93	—
Comprehensive (loss) income	$(366)	$1,640

	For the Six Months Ended June 30,
	2013	2012

Net income	$2,262	$1,891
Other comprehensive (loss) income
Gross unrealized holding (losses) gains on securities available for sale, net of deferred income tax benefit (expense) of $1,099 and $(158), respectively	(1,823)	267
Reclassification adjustment for gain on sale of securities, net of tax expense of $(66) and $0, respectively	131	—
Comprehensive income	$570	$2,158

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,262	$1,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	245
Provision for loan losses	460	625
Amortization of securities premiums	196	—
Recognition of stock option expense	—	71
Recognition of restricted stock expense	73	—
Increase in deferred income taxes	(124)	(135)
Gain on the sale of securities	(197)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(221)	(225)
Decrease in other assets	408	214
Decrease in other liabilities	(200)	(384)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,906	2,302

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(34,000)	(51,822)
Purchases of investments in bank stock	(123)	(120)
Purchases of securities held to maturity, net	(6,941)	(999)
Proceeds from called or matured securities available for sale	18,031	23,073
Proceeds from sales of securities available for sale	41,218	—
Maturities of securities held to maturity	700	4,858
Net increase in loans	(36,601)	(37,578)
Purchases of premises and equipment	(279)	(391)
NET CASH USED IN INVESTING ACTIVITIES	(17,995)	(62,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,336	55,670
Dividends	(630)	(624)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,706	55,046

Net increase (decrease) in cash and cash equivalents	1,617	(5,631)
Cash and cash equivalents, beginning of year	31,078	32,222
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,695	$26,591

Cash paid during the period for:
Interest	$3,057	$2,909
Income taxes	$1,700	$1,485

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2013 presentation.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the six months ended June 30, 2013, the Company issued 90,000 shares of restricted common stock to its executive officers and directors, of which 5,000 were forfeited back to the Company.  No shares of common stock were issued by the Company during the first six months of 2012.

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

Under the 2006 Stock Option Plan, there were no unvested options at June 30, 2013 and no unrecognized expense.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first six months of 2013.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (“2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30, 2013, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 384,668 were outstanding at June 30, 2013.   No options were granted, exercised or forfeited during the first six months of 2013.  Options to purchase 30,000 shares of the Company’s common stock expired during the first six months of 2013.

Under the 2007 Director Plan, there were no unvested options at June 30, 2013 and no unrecognized compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $0 and $35,000 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, respectively, share based compensation totaled $0 and $71,000, respectively.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2012 or June 30, 2013, as applicable.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of June 30, 2013 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.9 million.

The aggregate intrinsic value of options outstanding as of June 30, 2012 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $45,000.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan.  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the Plan, provided, that only employees are eligible to receive incentive stock options.  During the quarter ended March 31, 2013, 90,000 shares of restricted stock were issued to the executive officers and directors of the Company subject to forfeiture during a five year vesting term.  During the second quarter of 2013, 5,000 of these shares were forfeited back to the Company.  The awards have been recorded at their fair market value at the date of the grant and are being amortized to expense over the vesting period.  For the three months and six months ended June 30, 2013, $54,000 and $73,000 was recorded as expense, respectively, for these awards and approximately $1 million remains to be expensed over the next 56 months.

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

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2013	2012
Net income applicable to common stock	$1,117	$994
Weighted average number of common shares outstanding - basic	5,292	5,207
Basic earnings per share	$0.21	$0.19

Net income applicable to common stock	$1,117	$994
Weighted average number of common shares outstanding	5,292	5,207
Effect of dilutive options	75	4
Weighted average number of common shares and common share equivalents- diluted	5,367	5,211
Diluted earnings per share	$0.21	$0.19

Non-qualified options to purchase 384,668 shares of common stock at a weighted average price of $11.50; 90,000 incentive stock options at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the three months ended June 30, 2013.

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

The following schedule shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2013	2012
Net income applicable to common stock	$2,262	$1,891
Weighted average number of common shares outstanding - basic	5,252	5,207
Basic earnings per share	$0.43	$0.36

Net income applicable to common stock	$2,262	$1,891
Weighted average number of common shares outstanding	5,252	5,207
Effect of dilutive options	83	4
Weighted average number of common shares and common share equivalents- diluted	5,335	5,211
Diluted earnings per share	$0.42	$0.36

Non-qualified options to purchase 384,668 shares of common stock at a weighted average price of $11.50; 90,000 incentive stock options at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the six months ended June 30, 2013.

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

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at June 30, 2013 and December 31, 2012 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$11,723	$—	$—	$11,723

Securities Available for Sale:
U.S. Treasury obligations	6,788	—	(344)	6,444
Government Sponsored Enterprise obligations	56,000	69	(2,006)	54,063
Total securities available for sale	62,788	69	(2,350)	60,507

Total securities	$74,511	$69	$(2,350)	$72,230

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,482	$—	$—	$5,482

Securities Available for Sale:
U.S. Treasury obligations	17,985	285	(93)	18,177
Government Sponsored Enterprise obligations	70,051	488	(236)	70,303
Total securities available for sale	88,036	773	(329)	88,480

Total securities	$93,518	$773	$(329)	$93,962

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
U.S. Treasury obligations	$6,444	$344	$—	$—	$6,444	$344
Government Sponsored Enterprise obligations	51,994	2,006	—	—	51,994	2,006
Total securities available for sale	$58,438	$2,350	$—	$—	$58,438	$2,350

December 31, 2012

U.S. Treasury obligations	$6,749	$93	$—	$—	$6,749	$93
Government Sponsored Enterprise obligations	32,765	236	—	—	32,765	236
Total securities available for sale	$39,514	$329	$—	$—	$39,514	$329

At June 30, 2013, and December 31, 2012,  the Company held no securities held to maturity with unrealized losses.

The amortized cost and fair value of securities held to maturity and securities available for sale at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$11,723	$11,723	$—	$—
After one to five years	—	—	11,000	10,854
After five to ten years	—	—	51,788	49,653
Total	$11,723	$11,723	$62,788	$60,507

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

At June 30, 2013, the Company’s available for sale securities portfolio consisted of twenty five securities, of which twenty four were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2013 and 2012, respectively. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $12.5 million and $13.1 million, respectively, and a fair value of $12.2 million and $13.6 million, respectively, were pledged to secure public funds on deposit at June 30, 2013 and December 31, 2012, repectively.

During the second quarter of 2013, the Company sold one security from its available for sale portfolio.  It recognized a gain of approximately $144 thousand from the sale of the security.  For the six months ended June 30, 2013, the Company sold thirteen securities from its available for sale portfolio.  It recognized a gain of approximately $477 thousand from the sale of six securities, a loss of approximately $280 thousand from the sale of six securities and no gain or loss from the sale of one security, resulting in net gains of approximately $197 thousand from the transactions.  The Company did not sell any securities from its held to maturity portfolio during the three months or six months ended June 30, 2013.  During the three months and six months ended June 30, 2012, the Company did not sell any securities from its available for sale or held to maturity portfolios.

Note 6.   Loans.

The components of the loan portfolio at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012

Commercial real estate	$293,730	$246,545
Residential mortgages	50,744	54,332
Commercial	58,136	64,900
Home equity	68,422	68,737
Consumer	1,379	1,215

	$472,411	$435,729

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

The allowance for loan losses and recorded investment in loan receivables for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential
June 30, 2013	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,255	$282	$938	$542	$25	$171	$5,213
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	1	—	—	—	1
Provisions	322	(7)	4	(5)	(1)	7	320
Ending balance	$3,577	$275	$943	$537	$24	$178	$5,534
Ending balance: individually evaluated for impairment	$205	$18	$50	$173	$—	$—	$446
Ending balance: collectively evaluted for impairment	$3,372	$257	$893	$364	$24	$178	$5,088

Loan receivables:
Ending balance	$293,730	$50,744	$58,136	$68,422	$1,379	$—	$472,411
Ending balance: individually evaluted for impairment	$4,222	$5,662	$325	$2,466	$23	$—	$12,698
Ending balance: collectively evaluated for impairment	$289,508	$45,082	$57,811	$65,956	$1,356	$—	$459,713

	Commercial	Residential
June 30, 2012	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$2,580	$466	$903	$409	$22	$391	$4,771
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	145	(27)	371	9	—	(168)	330
Ending balance	$2,725	$439	$1,274	$418	$22	$223	$5,101

December 31, 2012
Ending balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Ending balance: individually evaluated for impairment	258	7	50	12	—	—	327
Ending balance: collectively evaluted for impairment	$2,892	$315	$983	$371	$24	$160	$4,745

Loans receivables:
Ending balance	$246,545	$54,332	$64,900	$68,737	$1,215	$—	$435,729
Ending balance: individually evaluted for impairment	5,261	2,509	325	1,408	—	—	9,503
Ending balance: collectively evaluated for impairment	$241,284	$51,823	$64,575	$67,329	$1,215	$—	$426,226

The following tables present the activity in the allowance for loan losses and recorded investment in loan receivables for the periods indicated (in thousands):

For the six months ended:

	Commercial	Residential
June 30, 2013	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	2	—	—	—	2
Provisions	427	(47)	(92)	154	—	18	460
Ending balance	$3,577	$275	$943	$537	$24	$178	$5,534
Ending balance: individually evaluated for impairment	$205	$18	$50	$173	$—	$—	$446
Ending balance: collectively evaluted for impairment	$3,372	$257	$893	$364	$24	$178	$5,088

	Commercial	Residential
June 30, 2012	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	1	—	—	—	2
Provisions	316	(31)	446	50	1	(157)	625
Ending balance	$2,725	$439	$1,274	$418	$22	$223	$5,101

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012, (in thousands):

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables	Nonaccrual
Commercial real estate	$—	$—	$1,700	$1,700	$292,030	$293,730	$1,700
Residential mortgages	—	—	2,608	2,608	48,136	50,744	2,608
Commercial	—	—	325	325	57,811	58,136	325
Home equity	—	—	1,407	1,407	67,015	68,422	1,407
Consumer	—	—	23	23	1,356	1,379	23
Total	$—	$—	$6,063	$6,063	$466,348	$472,411	$6,063

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables	Nonaccrual
Commercial real estate	$—	$—	$1,704	$1,704	$244,841	$246,545	$1,704
Residential mortgages	—	184	2,509	2,693	51,639	54,332	2,509
Commercial	119	—	325	444	64,456	64,900	325
Home equity	—	—	1,408	1,408	67,329	68,737	1,408
Consumer	10	—	—	10	1,205	1,215	—
Total	$129	$184	$5,946	$6,259	$429,470	$435,729	$5,946

The Bank had no loans greater than ninety days delinquent and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$289,906	$45,262	$56,311	$66,015	$1,356	$458,850
Special Mention	—	2,873	1,500	1,000	—	5,373
Substandard	3,824	2,609	325	1,407	23	8,188
Doubtful	—	—	—	—	—	—
Total	$293,730	$50,744	$58,136	$68,422	$1,379	$472,411

December 31, 2012	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$241,682	$51,823	$63,075	$67,329	$1,215	$425,124
Special Mention	—	—	1,500	—	—	1,500
Substandard	4,863	2,509	325	1,408	—	9,105
Doubtful	—	—	—	—	—	—
Total	$246,545	$54,332	$64,900	$68,737	$1,215	$435,729

As of June 30, 2013 the Bank had fifteen non-accrual loans totaling approximately $6.1 million, of which seven loans totaling approximately $1.8 million had specific reserves of $296 thousand and eight loans totaling approximately $4.3 million had no specific reserve.  If interest had been accrued, such income would have been approximately $85 thousand and $174 thousand, respectively, for the three and six month periods ended June 30, 2013 and $79 thousand and $174 thousand for the three and six month periods ended June 30, 2012.  Acutal interest income recognized on these loans during the three and six months ended June 30, 2013 was $0.  Actual interest income recognized on these loans during the three and six months ended June 30, 2012, was $3 thousand and $8 thousand, respectively.

Within its non-accrual loans at June 30, 2013, the Bank had four residential mortgage loans, one commercial real estate loan, one home equity loan, and one commercial loan that met the definition of a troubled debt restructuring (“TDR”).  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2013, nonaccruing TDR loans had an outstanding balance of $4.3 million and had specific reserves of $16 thousand.  None of these loans were performing in accordance with their modified terms.  During the six months ended June 30, 2012, the Bank had no new loans classified as TDRs.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

		Unpaid
	Recorded	Principal	Related
June 30, 2013	Investment	Balance	Allowance
Impaired loans with specific reserves:
Commercial real estate	$958	$958	$205
Residential mortgages	723	934	18
Commercial	50	50	50
Home equity	1,074	1,074	173
Total impaired loans with specific reserves	2,805	3,016	446

Impaired loans with no specific reserves:
Commercial real estate	3,264	3,264	—
Residential mortgages	4,939	4,939	—
Commercial	275	275	—
Home equity	1,392	1,493	—
Consumer	23	23	—
Total impaired loans with no specific reserves	9,893	9,994	—
Total impaired loans	$12,698	$13,010	$446

		Unpaid
	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$258
Residential mortgage	629	840	7
Commercial	50	50	50
Home equity	523	523	12
Total impaired loans with specific reserves	2,159	2,370	327

Impaired loans with no specific reserves:
Commercial real estate	4,304	4,304	—
Residential mortgage	1,880	1,880	—
Commercial	275	275	—
Home equity	885	986	—
Total impaired loans with no specific reserves	7,344	7,445	—
Total impaired loans	$9,503	$9,815	$327

The following table provides information about the Bank’s impaired loans for the three month periods ended June 30, 2013 and  2012, and the six month periods ended June 30, 2013 and 2012  (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$958	$—	$958	$—
Residential mortgages	723	—	797	3
Commercial	50	—	220	—
Home equity	1,075	13	180	—
Total impaired loans with specific reserves	2,806	13	2,155	3

Impaired loans with no specific reserves:
Commercial real estate	2,202	6	1,167	6
Residential mortgages	4,940	36	1,687	—
Commercial	275	—	275	—
Home equity	1,392	—	1,253	—
Consumer	11	—	—	—
Total impaired loans with no specific reserves	8,820	42	4,382	6
Total impaired loans	$11,626	$55	$6,537	$9

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$958	$—	$958	$—
Residential mortgages	723	—	798	8
Commercial	50	—	163	—
Home equity	742	16	120	—
Total impaired loans with specific reserves	2,473	16	2,039	8

Impaired loans with no specific reserves:
Commercial real estate	2,770	12	1,169	—
Residential mortgages	3,972	36	1,771	12
Commercial	275	—	275	—
Home equity	1,372	—	1,253	—
Consumer	8	—	—	—
Total impaired loans with no specific reserves	8,397	48	4,468	12
Total impaired loans	$10,870	$64	$6,507	$20

At June 30, 2013, in addition to the seven nonaccruing TDR loans, the Bank had five accruing loans which met the definition of a TDR and as such are also classified as impaired.

The following table presents TDRs as of June 30, 2013 and December 31, 2012 (in thousands):

	Accrual	Nonaccrual	Total
June 30, 2013	Status	Status	Modifications
Residential mortgages	$3,053	$2,515	$5,568
Commercial real estate	397	742	1,139
Commercial	—	275	275
Home equity	1,060	730	1,790
	$4,510	$4,262	$8,772

	Accrual	Nonaccrual	Total
December 31, 2012	Status	Status	Modifications
Residential mortgages	$—	$2,285	$2,285
Commercial real estate	3,557	746	4,303
Commercial	—	275	275
Home equity	—	730	730
	$3,557	$4,036	$7,593

During the six months ended June 30, 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  One loan was a single family residential mortgage, and the second was a home equity loan.  They are performing in accordance with their modified terms.  Also during the first quarter of 2013, a loan that was classified as an accruing TDR at December 31, 2012, was modified into two loans.  One of the loans is a single family residential mortgage and the second is a home equity loan.  The fair value of the single family residential mortgage is greater than the carrying amount of the mortgage and therefore there was no recognition of an impairment.  The home equity loan has a specific reserve of $150 thousand connected with it.    Both loans are performing in accordance with their modified terms.  During the three months ended June 30, 2013, the Bank had no new loans classified as TDRs.  During the three and  six month periods ended June 30, 2012, the Bank had no new loans classified as TDRs.

The following table displays TDRs as of June 30, 2013 and December 31, 2012, which were performing according to agreement (in thousands):

June 30, 2013	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Commercial real estate	$—	$—	$—	$—	$397	$397
Residential mortgage	—	—	—	—	3,053	3,053
Home equity	—	—	—	—	1,060	1,060
	$—	$—	$—	$—	$4,510	$4,510

December 31, 2012	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Commercial real estate	$—	$—	$—	$—	$3,557	$3,557

During the six months ended June 30, 2013 and 2012, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2013, the Bank had $2.5 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2013 for guarantees under standby letters of credit issued is not material.

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

For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012, respectively, are as follows (in thousands):

		(Level 1)
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$6,444	$—	$6,444	$—
Government Sponsored Enterprise obligations	54,063	—	54,063	—
Total securities available for sale	$60,507	$—	$60,507	$—

		(Level 1)
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury Obligations	$18,177	$—	$18,177	$—
Government Sponsored Enterprise obligations	70,303	—	70,303	—
Total securities available for sale	$88,480	$—	$88,480	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012, respectively, follows (in thousands):

		(Level 1)
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$2,359	$—	$—	$2,359

		(Level 1)
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired Loans	$1,982	$—	$—	$1,982

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

June 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$2,359	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 23.6% (-7.2%)

			Liquidation Expenses (2)	0% - 86.6% (-61.5%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at June 30, 2013 and December 31, 2012:

Cash and Cash Equivalents and Interest Bearing Time Deposits (Carried at cost)

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

Impaired loans

Fair value is generally deteremined based upon independent third-party appraisals of the collateral, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The carrying amounts and fair values set forth below for the Company’s financial instruments, excluding financial instruments for which fair value approximates cost, is as follows at June 30, 2013 and December 31, 2012 (in thousands):

			(Level 1)
	June 30, 2013		Quoted Prices in Active Markets for Identical	(Level 2) Significant Other	(Level 3) Significant Unobservable
	Carrying amount	Estimated Fair Value	Assets	Observable Inputs	Inputs

Financial assets:
Securities available for sale	$60,507	$60,507	$—	$60,507	$—
Securities held to maturity	11,723	11,723	—	11,723	—
Net loans	466,618	469,252	—	—	469,252
Financial liabilities:
Deposits	533,071	535,169	226,007	309,162	—

	December 31, 2012
	Carrying amount	Estimated Fair Value

Financial assets:
Securities available for sale	$88,480	$88,480	$—	$88,480	$—
Securities held to maturity	5,482	5,482	—	5,482	—
Net loans	430,477	433,268	—	—	433,268
Financial liabilities:
Deposits	515,735	514,744	207,826	306,918	—

Limitation

The preceding fair value estimates were made at June 30, 2013 and December 31, 2012 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at June 30, 2013 and December 31, 2012, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the consolidated unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2012 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Critical Accounting Policies, Judgments and Estimates

The consolidated unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  In preparing the consolidated unaudited financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period indicated.  Actual results could differ significantly from those estimates.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of the consolidated unaudited financial statements.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012 and Six Months Ended June 30, 2013 and 2012

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

Net Income

Net income for the second quarter of 2013 was $1.1 million compared to net income of $994 thousand for the second quarter of 2012, an increase of $123 thousand, or 12.4%.  This increase was primarily due to increases in net interest income, which increased approximately $275 thousand, or 6.3%, and gains on the sales of securities which increased $144 thousand offset somewhat by increases in non-interest expenses and income taxes of $238 thousand and $74 thousand, respectively.  The provision for loan losses decreased slightly by $10 thousand, down to $320 thousand for the three months ended June 30, 2013 from $330 thousand for the three months ended June 30, 2012.

Net income for the six months ended June 30, 2013 was approximately $2.3 million compared to net income of approximately $1.9 million for the six months ended June 30, 2012, an increase of $371 thousand, or 19.6%.  The increase was due to an increase in net interest income of $850 thousand and a decrease in the provision for loan losses of $165 thousand, offset somewhat by increases in non-interest expenses and income tax expense of $624 thousand and $234 thousand, respectively.

On a per share basis, basic and diluted earnings per share were $0.21 for the second quarter of 2013 as compared to basic and diluted earnings per share of $0.19 for the second quarter of 2012, an increase of $0.02 per share, or 10.5%.  Basic and diluted earnings per share were $0.43 and $0.42, respectively, for the six months ended June 30, 2013 as compared to basic and diluted earnings per share of $0.36 for the six months ended June 30, 2012, an increase of $.07, or 19.4% for basic earnings per share, and $.06, or 16.7%, per share for diluted earnings per share.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended June 30, 2013, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $504 thousand for the three months ended June 30, 2013 as compared to the same period last year.  This increase in interest income was due to a $65.8 million increase in the average balance of loans during the quarter ended June 30, 2013, up to $461.7 million as compared to the second quarter of 2012 average loan balance of $395.9 million, offset somewhat by a decrease in the average rate earned on loans, from 5.44% for the three months ended June 30, 2012 down to 5.10% for the three months ended June 30, 2013, a decrease of 34 basis points.  Interest expense increased by $19 thousand year over year and was due in most part to an increase in the average balance of interest bearing deposits of $56.9 million, up to $521.5 million during the quarter ended June 30, 2013 from $464.6 million on average for the quarter ended June 30, 2012.  The average interest rate paid on interest bearing deposits decreased 14 basis points to 1.35% for the three months ended June 30, 2013, from 1.49% for the same period last year.

During the six months ended June 30, 2013, net interest income reached $9.2 million compared to $8.3 million for the six months ended June 30, 2012, an increase of $850 thousand, or 10.2%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in average loans.    Interest income from loans, including fees, securities and federal funds sold reached $12.2 million for the six months ended June 30, 2013 from $11.3 million for the six months ended June 30, 2012, an increase of $917 thousand, or 8.1%.  At the same time, total interest expense increased by $67 thousand for the six months ended June 30, 2013 from the six months ended June 30, 2012.  The Company’s average rate paid on interest bearing deposits decreased to 1.35% for the six months ended June 30, 2013, from 1.49% for the six months ended June 30, 2012.

Provision for Loan Losses

The provision for loan losses is a recorded expense that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  Through the application of our ALLL methodology, the provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to new loans and newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses was $320 thousand for the three months ended June 30, 2013 as compared to $330 thousand for the three months ended June 30, 2012, a decrease of $10 thousand.  During the six months ended June 30, 2012, the provision for loan losses was $460 thousand as compared to $625 thousand during the six months ended June 30, 2012, a decrease of $165 thousand.  At June 30, 2013, the Company had approximately $5.5 million in the ALLL, or 1.17% of total loans, as compared to $5.1 million and 1.16% of total loans at December 31, 2012.   In both the three and six month periods, the decrease in the provision for loan losses reflects the overall credit quality of the loan portfolio and the stabilization of nonperforming loans, as well as other factors impacting allowances for loan losses methodology and calculation.  Nonaccruing loans totaled $6.1 million, or 1.28% of total loans at June 30, 2013, $5.9 million, or 1.36% of total loans at December 31, 2012, and $6.0 million, or 1.48% of total loans at June 30, 2012.

Non-interest Income

For the three months and six months ended June 30, 2013, non-interest income increased by $150 thousand and $214 thousand, respectively, as compared to the three months and six months ended June 20, 2012.  For each of the periods noted, the increases were primarily due to realized gains on the sales of securities.  For the three and six month periods ended June 30, 2013, gains on the sales of securities totaled $144 thousand and $197 thousand, compared to no gains recorded on the sales of securities for either period in 2012.

Non-interest Expense

Non-interest expense grew to $2.6 million during the second quarter of 2013 compared to $2.4 million in the second quarter of 2012, an increase of approximately $238 thousand.  This increase was due in most part to increases in salaries and employee benefits and occupancy and equipment expense of $138 thousand and $91 thousand, respectively.  These increases were due in part to general increases in staff, salaries and benefits as well as occupancy costs associated with the new location in Woodcliff Lakes, which is expected to open sometime during the third quarter of 2013.  During the six months ended June 30, 2013, non-interest expense reached approximately $5.3 million from approximately $4.6 million for the six months ended June 30, 2012, an increase of $624 thousand, or 13.4%.  The six month increases were due in most part to increases in salaries and benefits, occupancy and equipment expenses, and professional fees of $232 thousand, $216, and $72 thousand, respectively. The increases in occupancy and equipment and salaries were primarily due to the opening of a branch, Cliffside Park, in March of 2012, which expenses were only partially recognized for the six months ended June 30, 2012 but were fully recognized during the six months ended June 30, 2013.  Occupancy and equipment expense for the six months ended June 30, 2013 also include occupancy costs for the new location in Woodcliff Lake, which is expected to open sometime during the third quarter of 2013.  The increase in professional fees was due in part to the Bank’s increase in asset size and locations as well as the implementation of XBRL reporting.

Income Tax Expense

The income tax provision reached $728 thousand for the quarter ended June 30, 2013 as compared to $654 thousand for the quarter ended June 30, 2012, representing an increase of $74 thousand, or 11.3%.  For the six months ended June 30, 2013, income tax expense was $1.5 million as compared to $1.2 million for the six months ended June 30, 2012, representing an increase of $234 thousand, or 18.9%.  The increase in the income tax expense for both periods of 2013 as compared to 2012 was due to the increase in pretax income for both 2013 periods as compared to the 2012 periods.  The effective tax rate for the three and six month periods ended June 30, 2013, were 39.5% and 39.4%, respectively, compared to 39.7% and 39.5%, respectively, for the same periods in 2012.

FINANCIAL CONDITION

Total consolidated assets increased $17.2 million, or approximately 3%, from $571.4 million at December 31, 2012 to $588.5 million at June 30, 2013.  Total deposits increased from $515.7 million at December 31, 2012 to $533.1 million at June 30, 2013, an increase of $17.3 million, or approximately 3.4%.  Loans receivable, or “total loans,” increased from $435.7 million at December 31, 2012 to $472.4 million at June 30, 2013, an increase of $36.7 million, or approximately 8.4%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 8.4% to reach $472.4 million at June 30, 2013 from $435.7 million at December 31 2012.  The growth in the loan portfolio was primarily in commercial real estate loans, which increased by $47.2 million, or 19.1%, offset somewhat by decreases in commercial loans and residential mortgages of $6.8 million and $3.6 million, respectively.  The decrease in commercial loans and residential mortgages was due to loan pay downs and payoffs, some of which are attributable to refinancing of loans at other financial institutions.  Home equity and consumer loans basically stayed flat.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

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

For more information on the loan portfolio, see Note 6 in Notes to the Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.

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

As of June 30, 2013, the Bank had fifteen non-accrual loans totaling approximately $6.1 million, of which seven loans totaling approximately $1.8 million had specific reserves of $296 thousand and eight loans totaling approximately $4.3 million had no specific reserve.  If interest had been accrued, such income would have been approximately $85 thousand and $174 thousand, respectively, for the three and six month periods ended June 30, 2013.  Within its non-accrual loans at June 30, 2013, the Bank had four residential mortgage loans, one commercial real estate loan, one home equity loan, and one commercial loan that met the definition of a troubled debt restructuring (“TDR”).  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At June 30, 2013, nonaccruing TDR loans had an outstanding balance of $4.3 million and had specific reserves of $16 thousand.  None of these loans were performing in accordance with their modified terms.  During the quarter ended June 30, 2012, the Bank had no new loans classified as TDRs.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  At June 30, 2013, the Bank had twenty one impaired loans totaling approximately $12.7 million, of which eight loans totaling approximately $2.8 million had specific reserves of $446 thousand and thirteen loans totaling approximately $9.9 million had no specific reserves.  At June 30, 2013, twelve TDR loans had an outstanding balance of approximately $8.8  million and had specific reserves of $166 thousand.

During the six months ended June 30, 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  One loan was a single family residential mortgage, and the second was a home equity loan.  They are performing in accordance with their modified terms.  Also during the first quarter of 2013, a loan that was classified as an accruing TDR at December 31, 2012, was modified into two loans.  One of the loans is a single family residential mortgage and the second is a home equity loan.  The fair value of the single family residential mortgage is greater than the carrying amount of the mortgage and therefore there was no recognition of an impairment.  The home equity loan has a specific reserve of $150 thousand connected with it.    Both loans are performing in accordance with their modified terms.  During the three months ended June 30, 2013, the Bank had no new loans classified as TDRs.  During the three and  six month periods ended June 30, 2012, the Bank had no new loans classified as TDRs.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of  loans collateralized by real estate, primarily in our market area at June 30, 2013 and December 31, 2012.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $60.5 million at June 30, 2013 compared to $88.5 million at December 31, 2012.  This decrease in the AFS category was due in most part to the sale of $41.2 million of securities along with the maturity or call of an additional $18.0 million, offset somewhat by the purchase of $36.4 million of securities during the six months ended June 30, 2013.  The sale of the securities available for sale was due to the Bank’s strategy to reduce its longer term securities as part of its overall interest rate risk management.  Securities held to maturity increased $6.2 million to $11.7 million at June 30, 2013 from $5.5 million at December 31, 2012 as a result of securities purchased.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $533.1 million at June 30, 2013 from $515.7 million at December 31, 2012, an increase of $17.3 million, or 3.4%.  Savings and interest bearing transaction accounts, noninterest bearing accounts, and time deposits increased by $8.9 million, $3.9 million, and $4.6 million, respectively.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $533.1 million and $515.7 million, respectively, at June 30, 2013 and December 31, 2012.  The increase in deposits and the proceeds of the sales and maturities of securities available for sale funded the increase in loans.

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

As of June 30, 2013, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at June 30, 2013.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2013, as well as the applicable minimum ratios:

			Minimum
			Regulatory
	June 30, 2013	December 31, 2012	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	11.46%	12.07%	4.00%
Total Capital Ratio	12.61%	13.21%	8.00%
Leverage Ratio	9.52%	9.63%	4.00%

As we continue to employ our capital and grow our operations, we expect that our capital levels will decrease, but that we will remain a “well-capitalized” institution.

The Company is subject to similar regulatory capital requirements, and its capital ratios are similar to the Bank’s capital ratios as presented in the table above.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The final rules modify the calculation of capital ratios and impose higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Smaller institutions, such as ours, will become subject to these rules beginning January 1, 2015.  Among other things, the final rules call for a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8%, and a minimum leverage ratio of 4%.

ITEM 3. Quantitative and Qualitative Disclosures about Market/Interest Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of June 30, 2013, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of June 30, 2013, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None

Item 5.         Other Information

As reported in our current report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2013, at our 2013 annual meeting of shareholders, as to the proposal to approve, on an advisory basis, the frequency of future advisory votes on the compensation of the our named executive officers, shareholders cast the highest number of votes in favor of holding future advisory votes every three years.  In light of this result and other factors considered by our board of directors, our board of directors has determined that we will hold future advisory votes on the compensation of the our named executive officers every three years until the next required vote on the frequency of future advisory votes.  We are required to hold an advisory vote on the frequency of future advisory votes on the compensation of the our named executive officers every six years.

Item 6.         Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date:	August 14, 2013	By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Lesler
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