Form 10-Q
period 2013-09-30
Bancorp of New Jersey, Inc.
filed 2013-11-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  November  7, 2013 there were 5,345,266 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012

ASSETS

Cash and due from banks	$2,627	$765
Interest bearing deposits	20,476	29,852
Federal funds sold	459	461
Total cash and cash equivalents	23,562	31,078

Interest bearing time deposits	500	250

Securities available for sale, at fair value (amortized cost of $56,761 and $88,036, respectively)	54,369	88,480
Securities held to maturity (fair value of $21,613 and $5,482 respectively)	21,610	5,482
Restricted investment in bank stock, at cost	792	669

Loans receivable	474,225	435,729
Deferred loan fees and unamortized costs, net	(293)	(180)
Less: allowance for loan losses	(5,649)	(5,072)
Net loans	468,283	430,477
Premises and equipment, net	10,361	10,224
Accrued interest receivable	2,081	1,732
Other real estate owned	234	—
Other assets	4,197	2,982
TOTAL ASSETS	$585,989	$571,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest-bearing	$71,520	$65,910
Savings and interest bearing transaction accounts	145,763	147,346
Time deposits under $100	50,122	49,023
Time deposits $100 and over	260,785	253,456
Total deposits	528,190	515,735

Accrued interest payable and other liabilities	2,904	1,919
TOTAL LIABILITIES	531,094	517,654

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,315,266 at September 30, 2013 and 5,206,932 at December 31, 2012	50,086	49,689
Retained earnings	6,286	3,747
Accumulated other comprehensive (loss) income	(1,477)	284
Total stockholders’ equity	54,895	53,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,989	$571,374

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended September 30,
	2013	2012

INTEREST INCOME
Loans, including fees	$6,058	$5,507
Securities	234	493
Federal funds sold and other	19	19
TOTAL INTEREST INCOME	6,311	6,019

INTEREST EXPENSE
Savings and money markets	177	155
Time deposits	1,339	1,404
TOTAL INTEREST EXPENSE	1,516	1,559

NET INTEREST INCOME	4,795	4,460
Provision for loan losses	225	260
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,570	4,200
NON-INTEREST INCOME
Fees and service charges	43	44
(Loss) gains on sale of securities	(2)	238
TOTAL NON-INTEREST INCOME	41	282

NON-INTEREST EXPENSE
Salaries and employee benefits	1,412	1,278
Occupancy and equipment expense	587	534
FDIC premiums and related expenses	88	86
Data processing	195	182
Professional fees	83	180
Other expenses	214	335
TOTAL NON-INTEREST EXPENSE	2,579	2,595
Income before provision for income taxes	2,032	1,887
Income tax expense	807	745
Net income	$1,225	$1,142

PER SHARE OF COMMON STOCK
Basic	$0.23	$0.22
Diluted	$0.23	$0.22

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Nine Months Ended September 30,
	2013	2012

INTEREST INCOME
Loans, including fees	$17,621	$15,945
Securities	845	1,311
Federal funds sold and other	54	56
TOTAL INTEREST INCOME	18,520	17,312

INTEREST EXPENSE
Savings and money markets	590	348
Time deposits	3,966	4,185
TOTAL INTEREST EXPENSE	4,556	4,533

NET INTEREST INCOME	13,964	12,779
Provision for loan losses	685	885
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,279	11,894
NON-INTEREST INCOME
Fees and service charges	134	124
Fees earned from mortgage referrals	6	—
Gains on sale of securities	195	238
TOTAL NON-INTEREST INCOME	335	362

NON-INTEREST EXPENSE
Salaries and employee benefits	4,126	3,760
Occupancy and equipment expense	1,764	1,495
FDIC premiums and related expenses	266	239
Data processing	559	517
Professional fees	383	408
Other expenses	752	823
TOTAL NON-INTEREST EXPENSE	7,850	7,242
Income before provision for income taxes	5,764	5,014
Income tax expense	2,277	1,981
Net income	$3,487	$3,033

PER SHARE OF COMMON STOCK
Basic	$0.66	$0.58
Diluted	$0.65	$0.58

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2013	2012

Net income	$1,225	$1,142
Other comprehensive income
Net unrealized holding (losses) gains on securities arising during the period, net of income tax (benefit) expense of $(43) and $4, respectively	(70)	8
Reclassification adjustment for loss (gain) on sale of securities included in net income, net of income tax benefit (expense) of $1 and $(84), respectively	1	(154)
Comprehensive income	$1,156	$996

	For the Nine Months Ended September 30,
	2013	2012

Net income	$3,487	$3,033
Other comprehensive (loss) income
Net unrealized holding (losses) gains on securities arising during the period, net of income tax (benefit) expense of $(1.012) and $155, respectively	(1,629)	275
Reclassification adjustment for gain on sale of securities, net of income tax expense of $(63) and $(84), respectively	(132)	(154)
Comprehensive income	$1,726	$3,154

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,487	$3,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	369
Provision for loan losses	685	885
Amortization of securities premiums	109	—
Compensation expense for stock option and restricted stock awards	128	107
Accretion of net loan origination fees	113	94
Deferred tax benefits	(313)	(359)
Gain on the sale of securities	(195)	(238)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(349)	(579)
Decrease in other assets	172	83
Increase in other liabilities	985	316
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,202	3,711

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	(34,000)	(69,822)
Purchases of investments in bank stock	(123)	(120)
Purchases of securities held to maturity, net	(20,009)	(3,960)
Purchase of interest bearing time deposits	(250)	—
Proceeds from called or matured securities available for sale	18,031	37,750
Proceeds from sales of securities available for sale	47,330	5,921
Maturities of securities held to maturity	3,881	5,087
Net increase in loans	(38,838)	(53,233)
Purchases of premises and equipment	(517)	(436)
NET CASH USED IN INVESTING ACTIVITIES	(24,495)	(78,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,455	76,311
Proceeds from the exercise of options	270	—
Dividends	(948)	(936)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,777	75,375

Net (decrease) increase in cash and cash equivalents	(7,516)	273
Cash and cash equivalents, beginning of year	31,078	32,222
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,562	$32,495

Cash paid during the period for:
Interest	$3,057	$2,909
Income taxes	$1,700	$1,485

Supplemental disclosure of non-cash invvesting and finance trasactions:
Loan transferred to other real estate owned	$234	$—

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

The Company’s class of common stock has no par value and the Bank’s class of common stock has a par value of $10 per share.

The financial information in this quarterly report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”); these financial statements have not been audited. Certain information and footnote disclosures required under GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2013 presentation. These reclassifications had no impact on the Company’s net income.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the nine months ended September 30, 2013, the Company issued 90,000 shares of restricted common stock to its executive officers and directors, of which 5,000 were forfeited back to the Company.  In addition, during the first nine months of 2013, a Director of the Company exercised options to purchase 23,334 shares of common stock at $11.50 per share for a total price of $270,000.  No shares of common stock were issued by the Company during the first nine months of 2012.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2013, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at September 30, 2013 and no unrecognized expense.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first nine months of 2013.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (“2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2013, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company and approximately 361,334 were outstanding at September 30, 2013.   Options to purchase 23,334 were exercised during the first nine months of 2013.  No options were granted or forfeited during the first nine months of 2013.  Options to purchase 30,000 shares of the Company’s common stock expired during the first nine months of 2013.

Under the 2007 Director Plan, there were no unvested options at September 30, 2013 and no unrecognized compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, share based compensation totaled $0 and $36,000 for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, respectively, share based compensation totaled $0 and $107,000, respectively.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2013.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of September 30, 2013 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.8 million.

The aggregate intrinsic value of options outstanding as of December 31, 2012 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.7 million.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan.  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the Plan, provided, that only employees are eligible to receive incentive stock options.  During the nine months ended September 30, 2013, 90,000 shares of restricted stock were issued to the executive officers and directors of the Company subject to forfeiture during a five year vesting term and 5,000 of these shares were forfeited back to the Company.  The awards have been recorded at their fair market value at the date of the grant and are being amortized to expense over the vesting period.  For the three months and nine months ended September 30, 2013, $55,000 and $128,000 was recorded as expense, respectively, for these awards and approximately $976,000 remains to be expensed over the next 53 months.

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

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2013	2012
Net income applicable to common stock	$1,225	$1,142
Weighted average number of common shares outstanding - basic	5,306	5,207
Basic earnings per share	$0.23	$0.22

Net income applicable to common stock	$1,225	$1,142
Weighted average number of common shares outstanding	5,306	5,207
Effect of dilutive options	102	8
Weighted average number of common shares and common share equivalents- diluted	5,408	5,215
Diluted earnings per share	$0.23	$0.22

Non-qualified options to purchase 361,334 shares of common stock at a weighted average price of $11.50; 90,000 incentive stock options at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the three months ended September 30, 2013.

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

The following schedule shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2013	2012
Net income applicable to common stock	$3,487	$3,033
Weighted average number of common shares outstanding - basic	5,270	5,207
Basic earnings per share	$0.66	$0.58

Net income applicable to common stock	$3,487	$3,033
Weighted average number of common shares outstanding	5,270	5,207
Effect of dilutive options	84	5
Weighted average number of common shares and common share equivalents- diluted	5,354	5,212
Diluted earnings per share	$0.65	$0.58

Non-qualified options to purchase 361,334 shares of common stock at a weighted average price of $11.50; 90,000 incentive stock options at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the nine months ended September 30, 2013.

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

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at September 30, 2013 and December 31, 2012 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$11,616	$—	$—	$11,616
Government Sponsored
Enterprise obligations	9,994	3	—	9,997
Total securities held to maturity	21,610	3	—	21,613

Securities Available for Sale:
U.S. Treasury obligations	6,761	—	(362)	6,399
Government Sponsored
Enterprise obligations	50,000	—	(2,030)	47,970
Total securities available for sale	56,761	—	(2,392)	54,369

Total securities	$78,371	$3	$(2,392)	$75,982

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,482	$—	$—	$5,482

Securities Available for Sale:
U.S. Treasury obligations	17,985	285	(93)	18,177
Government Sponsored
Enterprise obligations	70,051	488	(236)	70,303
Total securities available for sale	88,036	773	(329)	88,480

Total securities	$93,518	$773	$(329)	$93,962

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2013
U.S. Treasury obligations	$6,399	$362	$—	$—	$6,399	$362
Government Sponsored
Enterprise obligations	47,970	2,030	—	—	47,970	2,030
Total securities available for sale	$54,369	$2,392	$—	$—	$54,369	$2,392

December 31, 2012

U.S. Treasury obligations	$6,749	$93	$—	$—	$6,749	$93
Government Sponsored
Enterprise obligations	32,765	236	—	—	32,765	236
Total securities available for sale	$39,514	$329	$—	$—	$39,514	$329

At September 30, 2013 and December 31, 2012,  the Company held no securities held to maturity with unrealized losses.

The amortized cost and fair value of securities held to maturity and securities available for sale at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$11,616	$11,616	$—	$—
After one to five years	9,994	9,997	12,000	11,717
After five to ten years	—	—	44,761	42,652
Total	$21,610	$21,613	$56,761	$54,369

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

At September 30, 2013, the Company’s available for sale securities portfolio consisted of twenty two securities, all of which were in an unrealized loss position for less than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2013 and 2012, respectively. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $8.5 million and $13.1 million, respectively, and a fair value of $8.1 million and $13.6 million, respectively, were pledged to secure public funds on deposit at September 30, 2013 and December 31, 2012, repectively.

During the third quarter of 2013, the Company sold three securities from its available for sale portfolio.  It recognized a gain of approximately $64 thousand from the sale of one of the securities and a loss of approximately $66 thousand from the sale of two of the securities.  For the nine months ended September 30, 2013, the Company sold sixteen securities from its available for sale portfolio.  It recognized a gain of approximately $541 thousand from the sale of seven securities, a loss of approximately $346 thousand from the sale of eight securities and no gain or loss from the sale of one security, resulting in net gains of approximately $195 thousand from the transactions.  The Company did not sell any securities from its held to maturity portfolio during the three months or nine months ended September 30, 2013.  During the three months and nine months ended September 30, 2012, the Company sold one security from its available for sale  portfolio and recorded a gain of $238,000.  The Company did not sell any securities from its held to maturity portfolio during the three months or nine months ended September 30, 2012.

Note 6.   Loans.

The components of the loan portfolio at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012

Commercial real estate	$294,949	$246,545
Residential mortgages	54,346	54,332
Commercial	60,079	64,900
Home equity	63,480	68,737
Consumer	1,371	1,215

	$474,225	$435,729

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential
	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
September 30, 2013
Allowance for loan losses:
Beginning Balance	$3,577	$275	$943	$537	$24	$178	$5,534
Charge-offs	(89)	—	—	—	(22)	—	(111)
Recoveries	—	—	1	—	—	—	1
Provisions	110	51	42	(46)	22	46	225
Ending balance	$3,598	$326	$986	$491	$24	$224	$5,649
Ending balance: individually evaluated for impairment	$220	$52	$50	$150	$—	$—	$472
Ending balance: collectively evaluted for impairment	$3,378	$274	$936	$341	$24	$224	$5,177

Loan receivables:
Ending balance	$294,949	$54,346	$60,079	$63,480	$1,371	$—	$474,225
Ending balance: individually evaluted for impairment	$4,215	$5,661	$50	$2,392	$—	$—	$12,318

Ending balance: collectively evaluated for impairment	$290,734	$48,685	$60,029	$61,088	$1,371	$—	$461,907

	Commercial	Residential
	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
September 30, 2012
Allowance for loan losses
Beginning Balance	$2,725	$439	$1,274	$418	$22	$223	$5,101
Charge-offs	—	—	(340)	—	—	—	(340)
Recoveries	—	—	1	—	—	—	1
Provisions	209	2	60	23	3	(37)	260
Ending balance	$2,934	$441	$995	$441	$25	$186	$5,022

December 31, 2012
Ending balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Ending balance: individually evaluated for impairment	258	7	50	12	—	—	327
Ending balance: collectively evaluted for impairment	$2,892	$315	$983	$371	$24	$160	$4,745

Loans receivables:
Ending balance	$246,545	$54,332	$64,900	$68,737	$1,215	$—	$435,729
Ending balance: individually evaluted for impairment	5,261	2,509	325	1,408	—	—	9,503
Ending balance: collectively evaluated for impairment	$241,284	$51,823	$64,575	$67,329	$1,215	$—	$426,226

The following tables present the activity in the allowance for loan losses and recorded investment in loan receivables for the periods indicated (in thousands):

For the nine months ended:

	Commercial	Residential
September 30, 2013	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Charge-offs	(89)	—	—	—	(22)	—	(111)
Recoveries	—	—	3	—	—	—	3
Provisions	537	4	(50)	108	22	64	685
Ending balance	$3,598	$326	$986	$491	$24	$224	$5,649

	Commercial	Residential
September 30, 2012	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	—	(340)	—	—	—	(340)
Recoveries	1	—	2	—	—	—	3
Provisions	525	(29)	506	73	4	(194)	885
Ending balance	$2,934	$441	$995	$441	$25	$186	$5,022

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012, (in thousands):

			90 Days or
	30-59 Days	60-89 Days	More Past	Total Past		Total Loans
September 30, 2013	Past Due	Past Due	Due	Due	Current	Receivables	Nonaccrual
Commercial real estate	$—	$—	$1,700	$1,700	$293,249	$294,949	$1,700
Residential mortgages	—	—	2,608	2,608	51,738	54,346	2,608
Commercial	—	—	50	50	60,029	60,079	50
Home equity	90	—	1,332	1,422	62,058	63,480	1,332
Consumer	—	—	—	—	1,371	1,371	—
Total	$90	$—	$5,690	$5,780	$468,445	$474,225	$5,690

			90 Days or
	30-59 Days	60-89 Days	More Past	Total Past		Total Loans
December 31, 2012	Past Due	Past Due	Due	Due	Current	Receivables	Nonaccrual
Commercial real estate	$—	$—	$1,704	$1,704	$244,841	$246,545	$1,704
Residential mortgages	—	184	2,509	2,693	51,639	54,332	2,509
Commercial	119	—	325	444	64,456	64,900	325
Home equity	—	—	1,408	1,408	67,329	68,737	1,408
Consumer	10	—	—	10	1,205	1,215	—
Total	$129	$184	$5,946	$6,259	$429,470	$435,729	$5,946

If interest on nonaccrual loans had been accrued, such income would have been approximately $74 thousand and $248 thousand, respectively, for the three and nine month periods ended September 30, 2013 and $86 thousand and $260 thousand for the three and nine month periods ended September 30, 2012.  Acutal interest income recognized on these loans during the three and nine months ended September 30, 2013 was $0.  Actual interest income recognized on these loans during the three and nine months ended September 30, 2012, was $1 thousand and $9 thousand, respectively.

Within its nonaccrual loans at September 30, 2013, the Bank had four residential mortgage loans, one commercial real estate loan, and one home equity loan that met the definition of a troubled debt restructuring

(“TDR”).  TDRs are loans where the contractual terms of the loan have been modified to grant a concession to a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2013, nonaccruing TDR loans had an outstanding balance of $4.0 million and had specific reserves of $50 thousand.  None of these loans were performing in accordance with their modified terms.  During the nine months ended September 30, 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  There were no new TDRs for the three months ended September 30, 2013.  There were no new TDRs during the three and nine months ended September 30, 2012.

The Bank had no loans greater than ninety days delinquent and accruing interest.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of September 30, 2013 and December 31, 2012 (in thousands):

	Commercial	Residential
September 30, 2013	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$291,131	$48,865	$58,529	$61,148	$1,371	$461,044
Special Mention	2,118	2,873	1,500	1,000	—	7,491
Substandard	1,690	2,608	50	1,332	—	5,680
Doubtful	—	—	—	—	—	—
Total	$294,949	$54,346	$60,079	$63,480	$1,371	$474,225

	Commercial	Residential
December 31, 2012	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$241,682	$51,823	$63,075	$67,329	$1,215	$425,124
Special Mention	—	—	1,500	—	—	1,500
Substandard	4,863	2,509	325	1,408	—	9,105
Doubtful	—	—	—	—	—	—
Total	$246,545	$54,332	$64,900	$68,737	$1,215	$435,729

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

		Unpaid
	Recorded	Principal	Related
September 30, 2013	Investment	Balance	Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$220
Residential mortgages	973	1,185	52
Commercial	50	50	50
Home equity	1,000	1,000	150
Total impaired loans with specific reserves	2,980	3,192	472

Impaired loans with no specific reserves:
Commercial real estate	3,258	3,258	—
Residential mortgages	4,688	4,688	—
Commercial	—	—	—
Home equity	1,392	1,493	—
Consumer	—	—	—
Total impaired loans with no specific reserves	9,338	9,439	—
Total impaired loans	$12,318	$12,631	$472

		Unpaid
	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$258
Residential mortgage	629	840	7
Commercial	50	50	50
Home equity	523	523	12
Total impaired loans with specific reserves	2,159	2,370	327

Impaired loans with no specific reserves:
Commercial real estate	4,304	4,304	—
Residential mortgage	1,880	1,880	—
Commercial	275	275	—
Home equity	885	986	—
Total impaired loans with no specific reserves	7,344	7,445	—
Total impaired loans	$9,503	$9,815	$327

The following table provides information about the Bank’s impaired loans for the three month periods ended September 30, 2013 and 2012, and the nine month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$957	$—	$957	$—
Residential mortgages	975	—	797	1
Commercial	50	—	220	—
Home equity	1,000	8	180	—
Total impaired loans with specific reserves	2,982	8	2,154	1

Impaired loans with no specific reserves:
Commercial real estate	3,261	6	1,157	6
Residential mortgages	4,688	36	1,678	—
Commercial	137	—	275	—
Home equity	1,429	—	1,253	—
Consumer	11	—	—	—
Total impaired loans with no specific reserves	9,526	42	4,363	6
Total impaired loans	$12,508	$50	$6,517	$7

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$957	$—	$957	$—
Residential mortgages	975	—	798	9
Commercial	50	—	135	—
Home equity	750	24	135	—
Total impaired loans with specific reserves	2,732	24	2,025	9

Impaired loans with no specific reserves:
Commercial real estate	2,892	18	1,164	—
Residential mortgages	3,962	72	1,767	18
Commercial	206	—	275	—
Home equity	1,434	—	1,253	—
Consumer	6	—	—	—
Total impaired loans with no specific reserves	8,500	90	4,459	18
Total impaired loans	$11,232	$114	$6,484	$27

At September 30, 2013, in addition to the six nonaccruing TDR loans, the Bank had five accruing loans which met the definition of a TDR and as such are also classified as impaired.

The following table summarizes information relative to troubled debt restructurings by loan portfolio class as of September 30, 2013 and December 31, 2012 (in thousands):

	Pre-Modification	Post-Modification
	Outstanding	Outstanding	Recorded
	Recorded	Recorded	Investment at
	Investment	Investment	Period End
September 30, 2013
Accruing troubled debt restructurings:
Commercial real estate	$3,557	397	$397
Residential mortgage	184	3,057	3,053
Home equity	60	1,060	1,060
Total accruing troubled debt restructurings	3,801	4,514	4,510
Nonaccruing troubled debt restructurings:
Commercial real estate	746	746	742
Residential mortgage	2,743	2,743	2,514
Home equity	730	730	730
Total nonaccruing troubled debt restructurings	4,219	4,219	3,986
Total troubled debt restructurings	$8,020	$8,733	$8,496

December 31, 2012
Accruing troubled debt restructurings:
Commercial real estate	$3,557	$3,557	$3,557
Total accruing troubled debt restructurings	3,557	3,557	3,557
Nonaccruing troubled debt restructurings:
Commercial real estate	746	746	746
Residential mortgage	2,499	2,499	2,285
Home equity	730	730	730
Commercial	275	275	275
Total nonaccruing troubled debt restructurings	4,250	4,250	4,036
Total troubled debt restructurings	$7,807	$7,807	$7,593

During the nine months ended September 30, 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  One loan was a single family residential mortgage, and the second was a home equity loan.  They are performing in accordance with their modified terms.  During the three months ended September 30, 2013, the Bank had no new loans classified as TDRs.  During the three and nine month periods ended September 30, 2012, the Bank had no new loans classified as TDRs.

During the nine months ended September 30, 2013 and 2012, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2013, the Bank had $2.8 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2013 for guarantees under standby letters of credit issued is not material.

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

For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012, respectively, are as follows (in thousands):

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets for	Significant Other	Significant
Description	September 30, 2013	Identical Assets	Observable Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,399	$—	$6,399	$—
Government Sponsored
Enterprise obligations	47,970	—	47,970	—
Total securities available for sale	$54,369	$—	$54,369	$—

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets for	Significant Other	Significant
Description	December 31, 2012	Identical Assets	Observable Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$18,177	$—	$18,177	$—
Government Sponsored
Enterprise obligations	70,303	—	70,303	—
Total securities available for sale	$88,480	$—	$88,480	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012, respectively, follows (in thousands):

		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets for	Significant Other	Significant
Description	September 30, 2013	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$2,509	$—	$—	$2,509
Other real estate owned	234	—	—	234

(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets for	Significant Other	Significant
Description	December 31, 2012	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$1,982	$—	$—	$1,982

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable
September 30, 2013	Estimate	Techniques	Input	Range (Weighted Average)

Impaired Loans	$2,509	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 25.7% (-7.8%)

			Liquidation Expenses (2)	0% - 78.8% (-61.5%)

Other real estate owned	$234	Appraisal of Collateral (1)	Appraisal Adjustments (2)	13.6%

			Liquidation Expenses (2)	7.0%

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

The carrying amounts and fair values set forth below for the Company’s financial instruments, excluding financial instruments for which fair value approximates cost, is as follows at September 30, 2013 and December 31, 2012 (in thousands):

			(Level 1)
			Quoted Prices in		(Level 3)
			Active Markets	(Level 2)	Significant
	September 30, 2013		for Identical	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Assets	Observable Inputs	Inputs

Financial assets:
Securities available for sale	$54,369	$54,369	$—	$54,369	$—
Securities held to maturity	21,610	21,613	—	21,613	—
Net loans	468,283	471,100	—	—	471,100
Financial liabilities:
Deposits	528,190	530,494	217,283	313,211	—

	December 31, 2012
	Carrying amount	Estimated Fair Value

Financial assets:
Securities available for sale	$88,480	$88,480	$—	$88,480	$—
Securities held to maturity	5,482	5,482	—	5,482	—
Net loans	430,477	433,268	—	—	433,268
Financial liabilities:
Deposits	515,735	514,744	207,826	306,918	—

The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at September 30, 2013 and December 31, 2012:

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

Limitation

The preceding fair value estimates were made at September 30, 2013 and December 31, 2012 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at September 30, 2013 and December 31, 2012, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

Note 10. Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three and nine month periods ended September 30, 2013 are as follows (in thousands);

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Income
Three months ended September 30, 2013
Available for Sale Securities
Realized loss on sale of securities	$2	(Loss) gains on sale of securities
	(1)	Income tax expense
Total reclassifications	$1	Net of tax

Nine months ended September 30, 2013
Available for Sale Securities
Realized loss on sale of securities	$195	(Loss) gains on sale of securities
	(63)	Income tax expense
Total reclassifications	$132	Net of tax

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

Results of Operations

Three Months Ended September 30, 2013 and 2012 and Nine Months Ended September 30, 2013 and 2012

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

Net Income

Net income for the third quarter of 2013 was $1.2 million compared to net income of $1.1 million for the third quarter of 2012, an increase of $83 thousand, or 7.3%.  This increase was primarily due to an increase in net interest income, which increased approximately $335 thousand, or 7.5%, and a decrease in the provision for loan losses of $35 thousand, or 13.5%, offset by a decrease in gains on the sales of investment securities of $240 thousand, or 101%, and an increase in income taxes of $62 thousand, or 8.3%.

Net income for the nine months ended September 30, 2013 was approximately $3.5 million compared to net income of approximately $3.0 million for the nine months ended September 30, 2012, an increase of $454 thousand, or 15.0%.  The increase was due to an increase in net interest income of $1.2 million and a decrease in the provision for loan losses of $200 thousand, offset by increases in non-interest expenses and income tax expense of $608 thousand and $296 thousand, respectively.

On a per share basis, basic and diluted earnings per share were $0.23 for the third quarter of 2013 as compared to basic and diluted earnings per share of $0.22 for the third quarter of 2012, an increase of $0.01 per share, or 4.5%.  Basic and diluted earnings per share were $0.66 and $0.65, respectively, for the nine months ended September 30, 2013 as compared to basic and diluted earnings per share of $0.58 for the nine months ended September 30, 2012, an increase of $.08, or 13.8% for basic earnings per share, and $.07, or 12.1%, per share for diluted earnings per share.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended September 30, 2013, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $551 thousand for the three months ended September 30, 2013 as compared to the same period last year.  This increase in interest income was due to a $60.4 million increase in the average balance of loans during the quarter ended September 30, 2013, up to $469.9 million as compared to the third quarter of 2012 average loan balance of $409.5 million, offset somewhat by a decrease in the average rate earned on loans, from 5.38% for the three months ended September 30, 2012 down to 5.16% for the three months ended September 30, 2013, a decrease of 22 basis points.  Interest expense decreased by $43 thousand year over year and was due in most part to the decrease in the average rate paid on interest bearing deposits of 14 basis points, down to 1.32% for the three months ended September 30, 2013 from 1.46% for the three months ended September 30, 2012, offset somewhat by an increase in the average balance of interest bearing deposits of $36.1 million up to $462.1 million for the quarter ended September 30, 2013 from $426.0 million for the quarter ended September 30, 2012.

During the nine months ended September 30, 2013, net interest income reached $14.0 million compared to $12.8 million for the nine months ended September 30, 2012, an increase of $1.2 million, or 9.3%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in average loans.    Interest income from loans, including fees, securities and federal funds sold reached $18.5 million for the nine months ended September 30, 2013 from $17.3 million for the nine months ended September 30, 2012, an increase of $1.2 million, or 7.0%.  At the same time, total interest expense increased by $23 thousand for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.  The increase in interest expense was primarily due to the increase in the average balance of interest bearing deposits of $46.7 million, up to $455.3 million for the nine months ended September 30, 2013 from $408.6 million on average for the nine months ended September 30, 2012.  The increase in the average balance of interest bearing deposits was offset by a decrease in the average rate paid on interest bearing deposits for the nine months ended September 30, 2013 of 14 basis points to 1.34% from 1.48% for the same period last year.

Provision for Loan Losses

The provision for loan losses is a recorded expense that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  Through the application of our ALLL methodology, the provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to new loans and newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses was $225 thousand for the three months ended September 30, 2013 as compared to $260 thousand for the three months ended September 30, 2012, a decrease of $35 thousand.  During the nine months ended September 30, 2012, the provision for loan losses was $685 thousand as compared to $885 thousand during the nine months ended September 30, 2012, a decrease of $200 thousand.  At September 30, 2013, the ALLL was approximately $5.6 million, or 1.19% of total loans, as compared to $5.1 million and 1.16% of total loans at December 31, 2012.   In both the three and nine month periods, the decrease in the provision for loan losses reflects the overall credit quality of the loan portfolio and the stabilization of nonperforming loans, as well as other factors impacting allowances for loan losses methodology and calculation.  Nonaccruing loans totaled $5.7 million, or 1.20% of total loans at September 30, 2013, $5.9 million, or 1.36% of total loans at December 31, 2012, and $5.9 million, or 1.42% of total loans at September 30, 2012.

Non-interest Income

For the three months and nine months ended September 30, 2013, non-interest income decreased by $241 thousand and $27 thousand, respectively, as compared to the three months and nine months ended September 30, 2012.  For each of the periods noted, the decreases were primarily due to decreases in the realized gains on the sales of securities.  For the three months ended September 30, 2013, the Company recorded a loss of $2 thousand on the sale of securities compared to a gain of $238 thousand on the sale of securities for the three months ended September 30, 2012, a decrease of $240 thousand.  For the nine months ended September 30, 2013, the gain on the sale of securities decreased by $43 thousand to $195 thousand from $238 thousand  for the nine months ended September 30, 2012.

Non-interest Expense

Non-interest expense totaled $2.6 million during the third quarter of 2013, and 2012, basically staying flat.  Salaries and employee benefits and occupancy and equipment expense increased by $134 thousand and $53 thousand, respectively, to $1.4 million and $587 thousand, respectively, for the three months ended September 30, 2013, from $1.3 million and $534 thousand, respectively, for the three months ended

September 30, 2012.  These increases in salaries and employee benefits and occupancy and equipment expense were due in part to general increases in staff, salaries and benefits as well as occupancy costs associated with the new location in Woodcliff Lake.  Offsetting these increases somewhat were decreases in other expenses and professional fees, down to $214 thousand and $83 thousand, respectively, for the three months ended September 30, 2013, from $335 thousand and $180 thousand for the three months ended September 30, 2012.

During the nine months ended September 30, 2013, non-interest expense reached approximately $7.9 million from approximately $7.2 million for the nine months ended September 30, 2012, an increase of $608 thousand, or 8.4%.  The nine month increases were due in most part to increases in salaries and benefits and occupancy and equipment expenses of $366 thousand and $269 thousand, respectively. The increases in salaries and employee benefits and occupancy and equipment were primarily due to the opening of a branch, Cliffside Park, in March of 2012, which expenses were only partially recognized for the nine months ended September 30, 2012 but were fully recognized during the nine months ended September 30, 2013.  Occupancy and equipment expense for the nine months ended September 30, 2013 also include occupancy costs for the new location in Woodcliff Lake.

Income Tax Expense

The income tax provision reached $807 thousand for the quarter ended September 30, 2013 as compared to $745 thousand for the quarter ended September 30, 2012, representing an increase of $62 thousand, or 8.3%.  For the nine months ended September 30, 2013, income tax expense was $2.3 million as compared to $2.0 million for the nine months ended September 30, 2012, representing an increase of $296 thousand, or 14.9%.  The increase in the income tax expense for both periods of 2013 as compared to 2012 was due to the increase in pretax income for both 2013 periods as compared to the 2012 periods.  The effective tax rate for the three and nine month periods ended September 30, 2013, were 39.7% and 39.5%, respectively, compared to 39.5% and 39.5%, respectively, for the same periods in 2012.

FINANCIAL CONDITION

Total consolidated assets increased $14.6 million, or approximately 2.6%, from $571.4 million at December 31, 2012 to $586.0 million at September 30, 2013.  Total deposits increased from $515.7 million at December 31, 2012 to $528.2 million at September 30, 2013, an increase of $12.5 million, or approximately 2.4%.  Loans receivable, or “total loans,” increased from $435.7 million at December 31, 2012 to $474.2 million at September 30, 2013, an increase of $38.5 million, or approximately 8.8%.

Loans

Our loan portfolio is the primary component of our total assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 8.8% to reach $474.2 million at September 30, 2013 from $435.7 million at December 31 2012.  The growth in the loan portfolio was primarily in commercial real estate loans, which increased by $48.4 million, or 19.6%, offset somewhat by decreases in home equity loans and commercial loans of $5.3 million and $4.8 million, respectively.  The decreases in home equity loans and commercial loans were due to loan pay downs and payoffs, some of which are attributable to refinancing of loans at other financial institutions.  Residential mortgages and consumer loans basically stayed flat.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

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

As of September 30, 2013 the Bank had twelve nonaccrual loans totaling approximately $5.7 million, of which seven loans totaling approximately $2.0 million had specific reserves of $322 thousand and five loans totaling approximately $3.7 million had no specific reserve.  If interest had been accrued, such income would have been approximately $74 thousand and $248 thousand, respectively, for the three and nine month periods ended September 30, 2013 and $86 thousand and $260 thousand for the three and nine month periods ended September 30, 2012.  Acutal interest income recognized on these loans during the three and nine months ended September 30, 2013 was $0.  Actual interest income recognized on these loans during the three and nine months ended September 30, 2012, was $1 thousand and $9 thousand, respectively.

Within its nonaccrual loans at September 30, 2013, the Bank had four residential mortgage loans, one commercial real estate loan, and one home equity loan that met the definition of a troubled debt restructuring (“TDR”).  TDRs are loans where the contractual terms of the loan have been modified to grant a concession to a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2013, nonaccruing TDR loans had an outstanding balance of $4.0 million and had specific reserves of $50 thousand.  None of these loans were performing in accordance with their modified terms.

During the nine months ended September 30, 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  One loan was a single family residential mortgage, and the second was a home equity loan.  They are performing in accordance with their modified terms.  Also during the first quarter of 2013, a loan that was classified as an accruing TDR at December 31, 2012, was modified into two loans.  One of the loans is a single family residential mortgage and the second is a home equity loan.  The fair value of the single family residential mortgage is greater than the carrying amount of the mortgage and therefore there was no recognition of an impairment.  The home equity loan has a specific reserve of $150 thousand connected with it.  Both loans are performing in accordance with their modified terms.  During the three months ended September 30, 2013, the Bank had no new loans classified as TDRs.  During the three and nine month periods ended September 30, 2012, the Bank had no new loans classified as TDRs.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at September 30, 2013 and December 31, 2012.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were approximately $54.4 million at September 30, 2013 compared to $88.5 million at December 31, 2012.  This decrease in the AFS category was due in most part to the sale of $47.3 million of securities along with the maturity or call of an additional $18.0 million, offset somewhat by the purchase of $34.0 million of securities during the nine months ended September 30, 2013.  The sale of the securities available for sale was due to the Bank’s strategy to reduce its longer term securities as part of its overall interest rate risk management.  Securities held to maturity increased $16.1 million to $21.6 million at September 30, 2013 from $5.5 million at December 31, 2012 as a result of securities purchased.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $528.2 million at September 30, 2013 from $515.7 million at December 31, 2012, an increase of $12.5 million, or 2.4%.  Time deposits and noninterest bearing transaction accounts increased by $8.4 million and $5.6 million, respectively, while savings and interest bearing transaction accounts decreased by $1.6 million.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $528.2 million and $515.7 million, respectively, at September 30, 2013 and December 31, 2012.  The increase in deposits and the proceeds of the sales and maturities of securities available for sale funded the increase in loans.

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

As of September 30, 2013, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at September 30, 2013.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2013, as well as the applicable minimum ratios:

			Minimum
			Regulatory
	September 30, 2013	December 31, 2012	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	11.68%	12.07%	4.00%
Total Capital Ratio	12.85%	13.21%	8.00%
Leverage Ratio	9.55%	9.63%	4.00%

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

As of September 30, 2013, the Company’s management including the Chief Executive Officer (our Principal Executive Officer) and President and Chief Operating Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2013, the Company’s Chief Executive Officer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.         Legal Proceedings

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there is any pending proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

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

Bancorp of New Jersey, Inc.

Date: November 14, 2013		By:	/s/ Albert F. Buzzetti
Albert F. Buzzetti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Lesler
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