Form 10-K
period 2013-12-31
Bancorp of New Jersey, Inc.
filed 2014-03-31
CIK 1390312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

for the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $59,896,000 based on the last sale price as of such date.

The number of shares outstanding of the registrant’s common stock, no par value, outstanding as of March 17, 2013 was 5,343,484.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders to be held May 22, 2014, are incorporated by reference in Part III of this annual report on Form 10-K.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional eight branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, 4 Park Street, Harrington Park, New Jersey, 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge

Road, Woodcliff Lake, NJ 07677.  A tenth location at 750 East Palisade Avenue, Englewood Cliffs, NJ, 07632 has received approval from the New Jersey Department of Banking and Insurance, sometimes referred to as “NJDOBI”, and the Federal Deposit Insurance Corporation, or “FDIC”.  The branch is expected to open in 2014.

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

Market Area

The principal market for our deposit gathering and lending activities lies within Bergen County in New Jersey.  The market is dominated by offices of large statewide and interstate banking institutions.  The market area has a relatively large affluent base for our services and a diversified mix of commercial businesses and residential neighborhoods.  In order to meet the demands of this market, the Company operates its main office in Fort Lee, New Jersey and eight additional branch offices, two in Fort Lee, one in Hackensack, one in Haworth, one in Harrington Park, one in Englewood, one in Cliffside Park, and one in Woodcliff Lake, all in Bergen County, New Jersey.

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

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 87.5% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2013.

Employees

At December 31, 2013, the Company employed sixty-six full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

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

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital, the sum of Tier 1 capital and limited amounts of Tier 2 capital, and Tier 1 capital.

•                  “Tier 1”, or core capital, includes common equity, perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.

•                  “Tier 2”, or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 2013, the Company met both requirements with Tier 1 and Total capital ratios of 11.89% and 13.08%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. At December 31, 2013, the Company’s leverage ratio was 9.45%.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

•                  limitations on its ability to pay dividends;

•                  the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to undercapitalized institutions.

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•                  A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.

•                  A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•                  A minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule).

•                  A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Company is in the process of assessing the impact of these changes on the regulatory ratios of the Bank and the Company on the capital, operations, liquidity and earnings of the Bank and the Company.

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

As of December 31, 2013, the Bank was classified as “well capitalized.” This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2013, the bank maintains a “satisfactory” CRA rating.

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

The Dodd-Frank Act creates the CFPB of Consumer Financial Protection (“CFPB”), which is an independent CFPB within the Federal Reserve System with broad authority to regulate the consumer finance industry including regulated financial institutions such as us, and non-banks and others who are involved in the consumer finance industry.  The CFPB has exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee non federally regulated entities, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive (“UDA”).  The federal consumer finance laws and all of the functions and responsibilities associated with them were transferred to the CFPB on July 21, 2011. While the CFPB has the exclusive power to interpret, administer and enforce federal consumer finance laws and UDA, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over us relating to the matters within the jurisdiction of the CFPB because it has less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

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

•                  Makes permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;

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

Ability to Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule on January 10, 2013 (which became effective January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

•                  current or reasonably expected income or assets;

•                  current employment status;

•                  the monthly payment on the covered transaction;

•                  the monthly payment on any simultaneous loan;

•                  the monthly payment for mortgage-related obligations;

•                  current debt obligations, alimony, and child support;

•                  the monthly debt-to-income ratio or residual income; and

•                  credit history.

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on our lending activities or our results of operations or financial condition.

Jumpstart Our Business Startups (JOBS) Act

In April 2012, the JOBS Act became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

•                  Raising the threshold requiring registration under the Securities Exchange Act of 1934 (Exchange Act) for banks and bank holding companies from 500 to 2,000 holders of record;

•                  Raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;

•                  Raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

•                  Permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;

•                  Allowing private companies to use “crowd funding” to raise up to $1 million in any 12-month period, subject to certain conditions; and

•                  Creating a new category of issuer, called an “Emerging Growth Company”, for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering (IPO) and complying with public company reporting obligations for up to five years.

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

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2015
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	November, 2018
Harrington Park, NJ, 07640

104 Grand Avenue	Leased	January, 2017
Englewood, NJ 07631

354 Palisade Avenue	Leased	January, 2017
Cliffside Park, NJ 07010

585 Chestnut Ridge Road	Leased	August, 2017
Woodcliff Lake, NJ 07677

An additional location, at 750 East Palisade Avenue, Englewood Cliffs, NJ 07632, has received approval from the NJDOBI and the FDIC, and is expected to open in 2014.

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

The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low
Year Ended December 31, 2013
Fourth quarter	$14.41	$12.74
Third quarter	15.59	13.39
Second quarter	15.00	12.55
First quarter	14.62	12.50

Year Ended December 31, 2012
Fourth quarter	$14.00	$10.00
Third quarter	10.95	9.16
Second quarter	9.81	9.05
First quarter	10.22	8.59

Holders

As of March 18, 2014 there were approximately 1,018 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Dividends

In 2013, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2013, June 28, 2013, September 30, 2013 and December 31, 2013, respectively, and the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future.

In 2012, the Company declared four quarterly cash dividends.  Cash dividends of $0.06 per share were paid to shareholders on March 31, 2012, June 29, 2012, September 28, 2012 and December 20, 2012.

In addition, the Company also declared a special cash dividend of $0.24 per share to shareholders of record as of December 10, 2012 which was paid on December 20, 2012.  This was a special and non-recurring dividend.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following tables summarize our equity compensation plan information as of December 31, 2013:

			Number of shares
	Number of shares		of common stock
	of common stock		remaining
	to be issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	187,900	$10.24	30,084

2007 Non-Qualified Stock Option Plan for Directors	331,334	$11.50	43,334

2011 Equity Incentive Plan	—	N/A	170,000

Equity compensation plans not approved by security holders	—	—	—

Total	519,234	$11.11	243,418

	2013
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested resticted stock, beginning of year	—	N/A
Granted	90,000	13.00
Forfeited	(10,000)	13.00
Vested	—	—
Non-vested resticted stock, end of year	80,000	$13.00

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

In addition to historical information, this discussion and analysis contains forward-looking statements.  The forward-looking statements contained herein are subject to numerous assumptions, risks and uncertainties, all of which can change over time, and could cause actual results to differ materially from those projected in the forward-looking statements.  We assume no duty to update forward-looking statements, except as may be required by applicable law or regulation.  Important factors that might cause such a difference include, but are not limited to, those discussed in this section, and also include economic conditions, particularly those affecting the financial industry; changes in interest rates and shape of the yield curve; credit risk associated with our lending activities; risks relating to our market area, significant real estate collateral and the real estate market; operating, legal and regulatory risk; fiscal and monetary policy; economic, political and competitive forces affecting the Company’s business; and that management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful, as well as a variety of other matters, most, if not all of which, are beyond the Company’s control.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date, except as may be required by applicable law or regulation.

OVERVIEW AND STRATEGY

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006.  On July 31, 2007, the Company became the bank holding company of the Bank.  On June 3, 2008, the Company’s common stock was listed on the American Stock Exchange, now NYSE MKT LLC.  We currently operate an eight branch network and have received FDIC and NJDOBI approval to open our ninth location.  Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current eight additional offices are located at 204 Main Street, Fort Lee, NJ 07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 4 Park Street, Harrington Park, NJ 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.  Our ninth location will be located at 750 East Palisade Avenue, Englewood Cliffs, NJ 07632 and is expected to open during 2014.

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

Critical Accounting Policies and Judgments

Our financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8 of this report.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or future periods.  Financial assets and liabilities required to be recorded at, or adjusted to reflect, fair value require the use of estimates, assumptions, and judgments.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our financial condition and results of operations.

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

Although specific and general reserves are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to maintain the allowance for loan losses at an adequate level.  For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make additional provisions for loan losses. Any provision reduces our net income. While the allowance is increased by the provision for loan losses, it is decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance      for loan losses, and subsequent recoveries, if any, are credited to the allowance. A change in economic conditions could adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require additional provisions for loan losses. Furthermore, growth or a change in the composition of our loan portfolio could require additional provisions for loan losses.

At December 31, 2013 and 2012, respectively, we consider the ALLL of $5.8 million and $5.1 million adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2013 and 2012, the bank had eighteen and sixteen impaired loans, respectively.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).  Unrealized losses at December 31, 2013 consisted of losses on twenty five investments in government sponsored enterprise obligations, and three in U. S. Treasury Securities, which were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.  Nine of the investments with unrealized losses at December 31, 2013 were in a loss position for more than twelve months.  At December 31, 2013 and 2012, respectively, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS - 2013 versus 2012

Our results of operations depend primarily on our net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on interest-bearing liabilities, primarily deposits, which support our assets.  Net interest margin is net interest income expressed as a percentage of average interest earning assets. Net income is also affected by the amount of non-interest income and non-interest expense, the provision for loan losses and income tax expense.

NET INCOME

For the year ended December 31, 2013, net income increased by $454 thousand, to $4.7 million from $4.2 million for the year ended December 31, 2012.  The increase in net income for the year ended December 31, 2013 compared to 2012 was driven by an increase in our net interest income.  The increase in net interest income is reflective of the growth in interest-earning assets as well as management’s focus on disciplined pricing of the deposit portfolio.  The increase in net interest income more than offset the increases in non-interest expenses and income tax expense.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2013 were $0.88 and $0.87, respectively, as compared to basic and diluted earnings per share of $0.81 for the year ended December 31, 2012.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the average volumes of interest-earning assets and interest bearing liabilities and the yield earned or the interest paid on them.  For the year ended December 31, 2013, net interest income increased by $1.4 million, or 7.8%, to $18.7 million from $17.3 million for the year ended December 31, 2012.  This increase in net interest income was primarily the result of an increase in average loans of $59.6 million, or 14.9%, during 2013, as compared to 2012, as well as a decrease in the cost of interest bearing liabilities, which decreased by 14 basis points for 2013.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2013, 2012 and 2011, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2013, 2012, and 2011 was $16, $6, and $3 thousand, respectively.  Securities available for sale are reflected in the following table at amortized cost.  Nonaccrual loans are included in the average loan balance.  Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 40% in 2013, 2012 and 2011.

For the years ended December 31,

(dollars in thousands)

	2013			2012			2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$460,492	23,635	5.13%	$400,854	$21,566	5.38%	$337,932	$18,903	5.59%
Securities	78,040	1,099	1.41	82,524	1,788	2.17	42,600	912	2.14
Federal Funds Sold	2,061	9	0.44	2,673	8	0.30	2,260	6	0.27
Interest-earning cash accounts	33,378	70	0.21	30,251	66	0.22	20,483	43	0.21
Total interest-earning Assets	573,971	24,813	4.32%	516,302	23,428	4.54%	403,275	19,864	4.93%
Non-interest earning Assets	17,332			16,389			16,706
Allowance for Loan Losses	(5,423)			(4,889)			(4,421)
	$585,880			$527,802			$415,560

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Demand Deposits	$23,538	$52	0.22%	$16,158	$38	0.24%	$9,741	$27	0.28%
Savings Deposits	15,617	104	0.67	8,259	41	0.50	7,011	29	0.41
Money Market Deposits	112,406	640	0.57	87,252	442	0.51	53,885	173	0.32
Time Deposits	309,349	5,303	1.71	303,128	5,554	1.83	248,529	4,513	1.82
Short Term Borrowings	1	—	—	3	—	—	222	3	1.35
Total Interest Bearing Liabilities	460,911	6,099	1.32%	414,800	6,075	1.46%	319,388	4,745	1.49%
Non-Interest Bearing Liabilities:
Demand Deposits	67,562			57,355			42,274
Other Liabilities	2,451			2,117			2,332
Total Non-Interest Bearing Liabilities	70,013			59,472			44,606
Stockholders’ Equity	54,956			53,530			51,566
LIABILITIES AND STOCKHOLDERS’ EQUITY:	$585,880			$527,802			$415,560

Net Interest Income
(Tax Equivalent Basis)		$18,714			$17,353			$15,119
Tax Equivalent Basis adjustment		(16)			(6)			(3)
Net Interest Income		$18,698			$17,347			$15,116
Net Interest Rate Spread			3.00%			3.08%			3.44%
Net Interest Margin			3.26%			3.36%			3.75%
Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	1.25			1.24			1.26

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2013 and 2012, respectively (in thousands):

	Year ended December 31,			Year ended December 31,
	2013 compared with 2012			2012 compared with 2011
		Increase (Decrease)			Increase (Decrease)
		Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$3,009	$(940)	$2,069	$3,336	$(673)	$2,663
Securities	(92)	(607)	(699)	860	13	873
Federal funds sold	(1)	2	1	1	1	2
Interest bearing deposits in banks	7	(3)	4	21	2	23
Total interest income	2,923	(1,548)	1,375	4,218	(657)	3,561

Interest expense:
Demand deposits	17	(3)	14	14	(3)	11
Savings deposits	46	17	63	5	7	12
Money market deposits	141	57	198	137	132	269
Time deposits	114	(365)	(251)	1,016	25	1,041
Short-term borrowings	—		—	(3)	—	(3)
Total interest expense	318	(294)	24	1,169	161	1,330
Change in net interest income
	$2,605	$(1,254)	$1,351	$3,049	$(818)	$2,231

PROVISION FOR LOAN LOSSES

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio.  See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  For the year ended December 31, 2013, the Company’s provision for loan losses was $810 thousand, a decrease of $388 thousand from the provision of $1.2 million for the year ended December 31, 2012.  The overall credit quality of the loan portfolio and the stabilization of nonperforming loans is reflected in the provision decreasing for 2013 as compared to 2012.

NON-INTEREST INCOME

Non-interest income which consists primarily of service fees received from deposit accounts and gains on the sales of securities for the year ended December 31, 2013, was $379 thousand, a decrease of $36 thousand from the $415 thousand received during the year ended December 31, 2012.  The decrease in non-interest income was primarily due to a $48 thousand decrease in gains on the sales of securities to $195 thousand in 2013 from of $243 thousand in 2012.

NON-INTEREST EXPENSES

Non-interest expenses for the year ended December 31, 2013 amounted to $10.6 million, an increase of $941 thousand, or 9.8% over the $9.6 million for the year ended December 31, 2012.  This increase was due in most part to increases in salaries and employee benefits and occupancy and equipment expense of $524 thousand and $386 thousand, respectively.  The increases in salaries and employee benefits and occupancy and equipment were primarily due to the opening of a branch, Cliffside Park, in March of 2012, with 2013 reflecting a full year of additional expenses.  Occupancy and equipment expense for the year ended December 31, 2013 also include occupancy costs for the new location in Woodcliff Lake.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2013 and 2012 was $3.1 million and $2.7 million, respectively.  The increase in income tax expense during 2013 resulted from the increased pre-tax income in 2013.  The effective tax rate for 2013 was 39.6% compared to 39.5% for 2012.

FINANCIAL CONDITION

Total consolidated assets increased $39.4 million, or 6.9%, from $571.4 million at December 31, 2012 to $610.8 million at December 31, 2013.  Total loans increased from $435.7 million at December 31, 2012 to $472.5 million at December 31, 2013, an increase of $36.7 million or 8.4%.  Total deposits increased from $515.7 million on December 31, 2012 to $553.3 million at December 31, 2013, an increase of $37.6 million, or 7.3%.

LOANS

Our loan portfolio is the primary component of our assets.  Total loans, excluding net deferred fees and costs and the allowance for loan losses, increased by 8.4% from $435.7 million at December 31, 2012, to $472.5 million at December 31, 2013.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders, our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to future consolidation of banking institutions within our market, which we expect to see as a result of increased regulatory standards, market pressures, and the overall economy.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.

Our loan portfolio consists of commercial loans, real estate loans, consumer loans and home equity loans.  Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property.  Consumer loans including home equity loans, are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being owned or being purchased.

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

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2013, 2012, 2011, 2010 and 2009 (in thousands):

	December 31,
	2013	2012	2011	2010	2009

Commercial real estate	$298,548	$246,545	$186,187	$142,198	$121,504
Residential mortgages	53,601	54,332	52,595	52,407	55,527
Commercial	57,634	64,900	57,464	46,073	36,036
Home equity	61,204	68,737	67,895	60,378	49,969
Consumer	1,478	1,215	1,019	1,047	895

Total Loans	$472,465	$435,729	$365,160	$302,103	$263,931

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2013 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial real estate	$20,513	$26,536	$235,608	$282,657
Residential mortgages	1,635	—	51,037	52,672
Commercial	3,955	2,755	5,391	12,101
Home equity	220	6,414	3,454	10,088
Consumer	264	808	282	1,354

Loans with Adjustable Rate
Commercial real estate	$11,948	$3,943	$—	15,891
Residential mortgages	—	—	929	929
Commercial	40,679	3,940	914	45,533
Home equity	333	1,500	49,283	51,116
Consumer	124	—	—	124

LOAN QUALITY

As mentioned above, our principal assets are our loans.  Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms.  Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.

Non-performing assets include loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more and accruing loans that are 90 days past due, troubled debt restructuring loans and foreclosed assets.  When a loan is classified as nonaccrual, interest accruals discontinue and all current year past due interest is reversed against loan interest income and any past due interest applicable to prior years, is reversed against the allowance for loan losses.  Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.  In the case of modified loans that meet the definition of a troubled debt restructuring loan (“TDR”), loan payments are applied as contractually agreed to in the TDR modification.

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

As of December 31, 2013 the Bank has twelve nonaccrual loans totaling approximately $5.0 million, of which nine loans totaling approximately $2.6 million have specific reserves of $454 thousand and three loans totaling approximately $2.5 million have no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $295 thousand for the year ended December 31, 2013.  Within its nonaccrual loans at December 31, 2013, the Bank has four residential mortgage loans and one commercial real estate mortgage loan that met the definition of a TDR loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2013, three of these residential TDR loans have a cumulative balance of $879 thousand, have specific reserves connected with them of $53 thousand and are not performing in accordance with their modified terms.  The fourth residential loan classified as a TDR has an outstanding balance of $1.6 million, has no specific reserve and is not performing in accordance with its modified terms.  The commercial real estate mortgage loan classified as a TDR has an outstanding balance of $746 thousand, has no specific reserve and is not performing in accordance with its modified terms.

As of December 31, 2012 the Bank had fourteen nonaccrual loans totaling approximately $5.9 million, of which six loans totaling approximately $2.2 million had specific reserves of $327 thousand and eight loans totaling approximately $3.8 million had no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income would have been approximately $354 thousand for the year ended December 31, 2012.  Within its nonaccrual loans at December 31, 2012, the Bank had three residential mortgage loans, one commercial real estate mortgage loan, one home equity loan and one commercial loan that met the definition of a TDR loan.  At December 31, 2012, two of these residential TDR loans had a cumulative balance of $629 thousand, had a specific reserve connected with them for $7 thousand and were not performing in accordance with their modified terms.  The third residential loan classified as a TDR had an outstanding balance of $1.7 million, had no specific reserve and was not performing in accordance with its modified terms.  The commercial real estate mortgage loan classified as a TDR had an outstanding balance of $746 thousand, had no specific reserve and was not performing in accordance with its modified terms.  The home equity loan and the commercial loan, each classified as a TDR, had outstanding balances of $730 thousand and $275 thousand, respectively, had no specific reserves and were not performing in accordance with their modified

The following table sets forth certain information regarding the Company’s nonaccrual loans, troubled debt restructured loans, accruing loans 90 days or more past due, and OREO as of December 31, 2013, 2012, 2011, 2010 and 2009:

	2013	2012	2011	2010	2009
Nonaccrual loans
Commercial real estate	1,700	$1,704	$1,733	$1,580	$780
Residential mortgages	2,608	2,509	2,487	554	2,789
Commercial	50	325	325	—	—
Home equity	673	1,408	1,253	25	389
Total nonaccrual loans	5,031	5,946	5,798	2,159	3,958

Performing troubled debt restructured loans
Commercial real estate	397	3,557	—	—	—
Residential mortgages	3,053	—	254	972	—
Home equity	1,060	—	—	—	—
Total performing troubled debt restructured loans	4,510	3,557	254	972	—
Total nonperforming loans	9,541	9,503	6,052	3,131	3,958
Other real estate owned	964	—	—	1,938	—
Total nonperforming assets and performing troubled debt restructured loans	$10,505	$9,503	$6,052	$5,069	$3,958

In each of the years noted in the table above, the Bank had no loans greater than 90 days delinquent that were accruing interest.

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

ALLOWANCE FOR LOAN LOSSES

Our ALLL totaled $5.8 million, $5.1 million and $4.5 million respectively, at December 31, 2013, 2012, and 2011.  The growth of the allowance is primarily due to the growth and composition of the loan portfolio, including growth in commercial real estate loans as a percentage of the portfolio.

The following is an analysis of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	2013	2012	2011	2010	2009

Balance, January 1	$5,072	$4,474	$3,749	$2,792	$2,371

Charge-offs:
Residential mortgages	—	(168)	(43)	(160)	—
Consumer loans	(22)	—	—	(219)	(4)
Home equity	—	(101)	(25)	—	—
Commercial	—	(340)	—	—	—
Commercial real estate	(89)	—	(394)	—	—

Recoveries:
Commercial real estate	—	6	2	—	—
Commercial	4	3	—	—	—
Consumer loans	—	—	2	1	1

Net charge-offs	(107)	(600)	(458)	(378)	(3)

Provision charged to expense	810	1,198	1,183	1,335	424
Balance, December 31	$5,775	$5,072	$4,474	$3,749	$2,792

Ratio of net charge-offs to average loans Outstanding	0.02%	0.15%	0.14%	0.14%	*

*                 Less than 0.01%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated (dollars in thousands) :

	2013			2012
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$4,032	69.82%	74.54%	$3,472	68.46%	69.05%
Commercial	969	16.78%	12.20%	1,033	20.37%	14.89%
Home equity	593	10.27%	12.95%	383	7.55%	15.78%
Consumer	26	0.45%	0.31%	24	0.47%	0.28%

	5,620	97.32%	100.00%	4,912	96.85%	100.00%
Unallocated reserves	155	2.68%		160	3.15%

	$5,775	100.00%		$5,072	100.00%

	2011			2010			2009
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$2,878	64.33%	65.39%	$2,328	62.10%	65.25%	$2,032	72.83%	80.92%
Commercial	827	18.48%	15.74%	627	16.72%	23.37%	213	7.63%	8.48%
Home equity	368	8.23%	18.59%	358	9.55%	10.72%	247	8.86%	9.92%
Consumer	21	0.47%	0.28%	22	0.59%	0.66%	17	0.61%	0.68%

	4,094	91.51%	100.00%	3,335	88.96%	100.00%	2,509	89.93%	100.00%
Unallocated reserves	380	8.49%		414	11.04%		281	10.07%

	$4,474	100.00%		$3,749	100.00%		$2,790	100.00%

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

INVESTMENT SECURITIES

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2013 and 2012, the portfolio was composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

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

At December 31, 2013, total securities aggregated $86.0 million, of which $68.0 million were classified as AFS and $18.0 million were classified as HTM.  The Bank had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2013, 2012, and 2011, respectively (in thousands):

	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprise obligations	$64,000	$61,729	$70,051	$70,303	$45,069	$45,321
U.S. Treasury obligations	6,733	6,319	17,985	18,177	11,079	11,324
Total available for sale	70,733	68,048	88,036	88,480	56,148	56,645

Held to Maturity
Obligations of states and political subdivisions	$10,014	$10,014	$5,482	$5,482	$4,787	$4,787
Government sponsored enterprise obligations	3,998	4,008	—	—	—	—
U.S. Treasury obligations	3,999	3,994	—	—	—	—
Total held to maturity	18,011	18,016	5,482	5,482	4,787	4,787
Total Investment Securities	$88,744	$86,064	$93,518	$93,962	$60,935	$61,432

The following tables set forth as of December 31, 2013 and 2012, the maturity distribution of the Company’s debt investment portfolio (in thousands):

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2013	Cost	Value	Cost	Value	Yield (1)

1 year or less
Obligations of states and political subdivisions	$10,014	$10,014	$—	$—	0.58%
	10,014	10,014	—	—	0.58%

After 1 year to 5 years
U.S. Treasury obligations	3,999	3,994	—	—	0.26%
Government sponsored enterprise obligations	3,998	4,008	29,000	28,573	0.88%
	7,997	8,002	29,000	28,573	0.81%

After 5 years to 10 years
U.S. Treasury obligations	—	—	6,733	6,319	1.10%
Government sponsored enterprise obligations	—	—	35,000	33,156	1.45%
	—	—	41,733	39,475	1.40%

Total	$18,011	$18,016	$70,733	$68,048	1.06%

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2012	Cost	Value	Cost	Value	Yield (1)

1 year or less
Obligations of states and political subdivisions	$5,482	$5,482	$—	$—	0.66%
U.S. Treasury obligations	—	—	1,001	1,005	1.19%
Government sponsored enterprise obligations	—	—	1,000	1,015	4.00%
	5,482	5,482	2,001	2,020	2.60%

After 1 year to 5 years
U.S. Treasury obligations	—	—	5,008	5,194	1.80%
Government sponsored enterprise obligations	—	—	6,004	6,097	1.64%
	—	—	11,012	11,291	1.71%

After 5 years to 10 years
U.S. Treasury obligations	—	—	11,976	11,978	1.28%
Government sponsored enterprise obligations	—	—	47,047	47,234	1.89%
	—	—	59,023	59,212	1.77%

After 10 years
Government sponsored enterprise obligations	—	—	16,000	15,957	2.93%
	—	—	16,000	15,957	2.93%

Total	$5,482	$5,482	$88,036	$88,480	1.91%

During 2013, the Company sold sixteen securities from its available for sale portfolio.  It recognized gains of approximately $541 thousand from six of the securities sold and a loss of approximately $346 thousand from the sale of eight of the securities, resulting in net gains of approximately $195 thousand from the transactions. One security was sold at par and no gain or loss was recorded.  During 2012, the Company sold five securities from its available for sale portfolio.  It recognized gains of approximately $252 thousand from two of the securities sold and a loss of approximately $9 thousand from the sale of three of the securities, resulting in net gains of approximately $243 thousand from the transactions. The Company did not sell any securities from its held to maturity portfolio in 2013 or 2012.

DEPOSITS

Deposits are our primary source of funds.  We experienced a growth of $37.6 million, or 7.3%, in deposits from $515.7 million at December 31, 2012 to $553.3 million at December 31, 2013.  This increase consists of increases in savings accounts, time deposits, and noninterest-bearing demand accounts, which increased $22.2 million, $12.3 million, and $3.7 million, respectively, offset somewhat by a decrease in interest-bearing demand accounts, which decreased $702 thousand.  We believe the overall increase in deposits reflects our competitive but disciplined rate structure and the public perception of our safety and soundness.  During this interest rate environment, our deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2013		2012		2011
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest bearing demand	$69,620		$65,910		$49,585
Interest bearing demand and money markets	137,782	0.50%	138,484	0.47%	77,330	0.36%
Savings	31,101	0.66%	8,862	0.50%	8,126	0.51%
Time deposits	314,817	1.71%	302,479	1.83%	281,122	1.82%

	$553,320		$515,735		$416,163

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2013 (in thousands):

Three months or less	$51,900
Over three months through 6 months	24,064
Over six months through twelve months	58,381
Over one year through three years	98,078
Over three years	32,132
$264,555

RETURN ON EQUITY AND ASSETS

The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, equity to assets ratio, or average equity divided by average total assets and dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Fiancial Ratios:	2013	2012	2011
Return on Average Assets (ROA)	0.79%	0.80%	0.80%
Return on Average Equity (ROE)	8.47%	7.91%	6.44%
Equity to Total Assets	9.16%	9.40%	11.05%
Dividend Payout Ratio	27.27%	59.26%	62.50%

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

Our total deposits equaled $553.3 million and $515.7 million, respectively, at December 31, 2013 and 2012.  The growth in funds provided by deposit inflows during this period coupled with our cash position at the end of 2013 has been sufficient to provide for our loan demand.

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

Although we were a net seller of federal funds at December 31, 2013, we have a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  At December 31, 2013, the Bank had no borrowed funds outstanding.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability.  Because we have no interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk.  Our loan maturity assumptions are based upon actual maturities within the loan portfolio.  Equity securities have been included in “Other Assets” as they are not interest rate sensitive.  At December 31, 2013, we were within the target gap range established by ALCO.

Cumulative Rate Sensitive Balance Sheet

December 31, 2013

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$10,014	$10,014	$10,014	$46,585	$39,474	$86,059

Loans:
Commercial	51,603	51,813	52,213	54,420	3,214	57,634
Real Estate	21,772	31,070	55,741	294,272	57,877	352,149
Home Equity	51,933	51,933	51,933	51,933	—	51,933
Consumer	24	253	589	7,810	2,939	10,749

Federal Funds sold and Interest-Bearing Deposits in Banks	36,625	36,625	36,625	36,625	—	36,625
Other Assets	—	—	—	—	15,642	15,642

TOTAL ASSETS	$171,971	$181,708	$207,115	$491,645	$119,146	$610,791

Transaction / Demand Accounts	$26,350	$26,350	$26,350	$26,350	$—	$26,350
Money Market	111,432	111,432	111,432	111,432	—	111,432
Savings Deposits	31,101	31,101	31,101	31,101	—	31,101
Time Deposits	31,181	90,428	160,959	314,817	—	314,817
Other Liabilities	—	—	—	—	71,141	71,141
Equity	—	—	—	—	55,950	55,950

TOTAL LIABILITIES AND EQUITY	$200,064	$259,311	$329,842	$483,700	$127,091	$610,791

Dollar Gap	$(28,093)	$(77,603)	$(122,727)	$7,945
Gap / Total Assets	-4.60%	-12.71%	-20.09%	1.30%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	85.96%	70.07%	62.79%	101.64%

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

We continually evaluate interest rate risk management opportunities.  During 2013, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2013.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2013

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2014	2015	2016	2017	2018	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	5.13%	$160,477	$22,296	$42,286	$77,344	$106,031	$64,031	$472,465	$474,238
Securities net of equity securities	1.41%	10,014	8,985	12,979	1,987	12,620	39,474	86,059	86,059

Fed Funds Sold	0.34%	458	—	—	—	—	—	458	458

Interest-earning cash and time deposits	0.22%	36,168	—	—	—	—	—	36,168	36,168

Interest Rate Sensitive Liabilities :

Interest bearing demand deposits and money market accounts	0.22%	137,782	—	—	—	—	—	137,782	26,350

Savings deposits	0.67%	31,101	—	—	—	—	—	31,101	31,101

Time deposits	1.71%	$160,959	$60,942	$54,493	$21,559	$16,864	—	$314,817	$317,353

The Bank had no borrowed funds at December 31, 2013.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2013 and 2012, as well as regulatory capital category definitions:

			Minimum Requirements
			to be	Minimum Requirements
			“Adequately	to be
	December 31, 2013	December 31, 2012	Capitalized”	“Well Capitalized”
Risk-Based Capital :
Tier 1 Capital Ratio	11.89%	12.07%	4.00%	6.00%
Total Capital Ratio	13.08%	13.21%	8.00%	10.00%
Leverage Ratio	9.45%	9.63%	4.00%	5.00%

The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2013 and 2012, respectively.  As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.

The Bank’s capital ratios as presented in the table above are similar to those of the Company.

See “Regulatory Capital Changes” in Part I, Item 1 of this report for additional information regarding regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2013, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$1,133	$1,940	$1,054	$2,016	$6,143
Remaining contractual maturities of time deposits	160,959	115,435	38,423	—	314,817
Total Contractual Obligations	$162,092	$117,375	$39,477	$2,016	$320,960

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2013 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$80,658
Home equities	23,499
Standby letters of credit and other	2,771
$106,928

OFF-BALANCE SHEET ARRANGEMENTS

The Bank’s commitments to extend credit and letters of credit constitute financial instruments with off-balance sheet risk.  See Note 14 of the notes to consolidated financial statements included in this report for additional discussion of “Off-Balance Sheet” items, which discussion is incorporated in this item by reference.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company and notes thereto, included in Part II, Item 8 of this annual report, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike most industrial companies, nearly all of our assets and liabilities are monetary.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

We have audited the accompanying consolidated balance sheet of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO USA, LLP

New York, New York

March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

We have audited the accompanying consolidated balance sheet of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Wilkes-Barre, Pennsylvania

March 28, 2013

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(Dollars in thousands, except share data)

	2013	2012

Assets

Cash and due from banks	$2,115	$765
Interest bearing deposits	35,168	29,852
Federal funds sold	458	461
Total cash and cash equivalents	37,741	31,078

Interest bearing time deposits	1,000	250

Securities available for sale	68,048	88,480
Securities held to maturity (fair value approximates $18,016 and $5,482 at December 31, 2013 and 2012, respectively)	18,011	5,482
Restricted investment in bank stock, at cost	792	669

Loans:	472,465	435,729
Deferred loan fees and costs, net	(339)	(180)
Allowance for loan losses	(5,775)	(5,072)
Net loans	466,351	430,477

Premises and equipment, net	10,427	10,224
Accrued interest receivable	1,456	1,732
Other real estate owned	964	—
Other assets	6,001	2,982
Total assets	$610,791	$571,374

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$69,620	$65,910

Interest-bearing deposits
Demand, savings, money market and time deposits	219,145	196,369
Time deposits of $100 or more	264,555	253,456
Total deposits	553,320	515,735

Accrued expenses and other liabilities	1,521	1,919
Total liabilities	554,841	517,654

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,340,266 at December 31, 2013 and 5,206,932 at December 31, 2012	50,475	49,689
Retained earnings	7,132	3,747
Accumulated other comprehensive (loss) income	(1,657)	284
Total stockholders’ equity	55,950	53,720
Total liabilities and stockholders’ equity	$610,791	$571,374

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2013 and 2012

(Dollars in thousands, except per share data)

	2013	2012
Interest income:
Loans, including fees	$23,635	$21,566
Securities	1,083	1,782
Interest-earning deposits in banks	70	66
Federal funds sold	9	8
Total interest income	24,797	23,422

Interest expense:
Savings and money markets	796	521
Time deposits	5,303	5,554
Total interest expense	6,099	6,075

Net interest income	18,698	17,347

Provision for loan losses	810	1,198
Net interest income after provision for loan losses	17,888	16,149

Non interest income
Fees and service charges on deposit accounts	178	170
Fees earned from mortgage referrals	6	2
Gains on sale of securities	195	243
Total non interest income	379	415

Non interest expense
Salaries and employee benefits	5,495	4,971
Occupancy and equipment expense	2,415	2,029
FDIC and state assessments	360	327
Legal fees	177	242
Professional fees	330	313
Data processing	747	695
Other operating expenses	1,034	1,040
Total non interest expenses	10,558	9,617

Income before income taxes	7,709	6,947
Income tax expense	3,055	2,747

Net income	$4,654	$4,200

Earnings per share:
Basic	$0.88	$0.81
Diluted	$0.87	$0.81

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012

Net income	$4,654	$4,200
Other comprehensive income:
Net unrealized holding losses on securities available for sale arising during the period, net of income tax benefit of ($1,251) and ($109), respectively	(2,073)	(187)
Reclassification adjustment for gain on sale of securities, net of income tax expense of $63 and $86, respectively	132	157
Other comprehensive (loss) income	(1,941)	(30)
Comprehensive income	$2,713	$4,170

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2013 and 2012

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss) Income	Total
Balance at January 1, 2012	49,546	2,046	314	51,906

Stock based compensation	143	—	—	143
Dividends on common stock ($0.48 per share)	—	(2,499)	—	(2,499)
Net income	—	4,200	—	4,200
Total other comprehensive loss	—	—	(30)	(30)

Balance at December 31, 2012	49,689	3,747	284	53,720

Exercise of stock options (53,334 shares)	614	—	—	614
Stock based compensation	172	—	—	172
Dividends on common stock ($0.24 per share)	—	(1,269)	—	(1,269)
Net income	—	4,654	—	4,654
Total other comprehensive loss	—	—	(1,941)	(1,941)

Balance at December 31, 2013	$50,475	$7,132	$(1,657)	$55,950

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013 and 2012

(in Thousands)

	2013	2012
Cash flows from operating activities:
Net income	$4,654	$4,200
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	810	1,198
Amortization of securities premiums	88	—
Deferred tax benefit	(354)	(99)
Depreciation and amortization	520	490
Stock based compensation	172	143
Accretion of net loan origination fees	231	114
Gain on sale of securities	(195)	(243)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	276	(217)
(Increase) decrease in other assets	(1,477)	191
(Decrease) increase in other liabilities	(398)	146
Net cash provided by operating activities	4,327	5,923

Cash flows from investing activities:
Purchases of securities available for sale	(48,000)	(100,676)
Purchases of securities held to maturity	(24,008)	(5,781)
Proceeds from maturities of securities held to maturity	11,479	5,086
Proceeds from called or matured securities available for sale	18,031	51,294
Proceeds from sales of securities available for sale	47,379	17,737
Purchase of interest bearing time deposits	(750)	—
Purchase of restricted investment in bank stock	(123)	(120)
Net increase in loans	(37,879)	(71,169)
Purchases of premises and equipment	(723)	(511)
Net cash used in investing activities	(34,594)	(104,140)

Cash flows from financing activities:
Net increase in deposits	37,585	99,572
Increase in short term borrowings	—	19,000
Repayment of short term borrowing	—	(19,000)
Proceeds from the exercise of options	614	—
Dividends paid	(1,269)	(2,499)
Net cash provided by financing activities	36,930	97,073

Increase (decrease) in cash and cash equivalents	6,663	(1,144)
Cash and cash equivalents at beginning of year	31,078	32,222
Cash and cash equivalents at end of year	$37,741	$31,078

Supplemental information:
Cash paid during the year for:
Interest	$6,142	$6,005
Taxes	$3,680	$2,747

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$964	$—

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2013 presentation.  These reclassifications did not have an impact on income, stockholders’ equity or cash flows as previously reported.

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

The financial statements have been prepared in conformity with U.S. GAAP.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period indicated.  Actual results could differ significantly from those estimates.

Subsequent Events

The Company has evaluated subsequent events in preparing the December 31, 2013 Consolidated Financial Statements.  Management believes there were no events that occurred after December 31, 2013, but before the financial statements were available to be issued that would require disclosure.

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

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains and losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity.  The Bank held no trading securities at December 31, 2013 and 2012.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 180 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price)

of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Loans classified as TDRs are designated as impaired and evaluated for impairment until they are ultimately repaid in full or foreclosed and sold.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

The Company’s methodology for the determination of the allowance for loan losses includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mentions have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

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

Stock-Based Compensation

ASC Topic 718 Compensation-Stock Compensation addresses the accounting for share-based payment transactions in which an enterprise receives employee service in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Guidance requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees within the income statement using a fair-value-based method.  The Company accounts for stock options under these recognition and measurement principles.

The Company recorded stock-based compensation expense of $172,000 and $143,000 during 2013 and 2012, respectively.  At December 31, 2013, the Company had no unrecognized compensation expense related to stock options.  At December 31, 2013, the Company had $867,000 of unrecognized compensation expense related to unvested restricted stock granted in 2013.

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

As required by ASC Topic 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Bank applied ASC Topic 740 to all tax positions for which the statute of limitations remained open.  There was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $109 thousand and $119 thousand for 2013 and 2012, respectively.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank (FHLB) of $692 thousand and $569 thousand and Atlantic Community Bankers Bank, formerly Atlantic Central Bankers Bank (ACBB) of $100 thousand and $100 thousand, as of December 31, 2013 and 2012, respectively.  Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2013 and 2012.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2013.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At December 31, 2013 and 2012, these reserve balances amounted to $634 thousand and $1.7 million, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.                                              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2013 and 2012 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$10,014	$—	$—	$10,014
Government sponsored enterprise obligations	3,998	10	—	4,008
U.S. Treasury obligations	3,999	—	(5)	3,994
Total securities held to maturity	18,011	10	(5)	18,016

Securities Available for Sale:
U.S. Treasury obligations	6,733	—	(414)	6,319
Government sponsored enterprise obligations	64,000	—	(2,271)	61,729
Total securities available for sale	70,733	—	(2,685)	68,048

Total securities	$88,744	$10	$(2,690)	$86,064

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,482	$—	$—	$5,482

Securities Available for Sale:
U.S. Treasury obligations	17,985	285	(93)	18,177
Government sponsored enterprise obligations	70,051	488	(236)	70,303
Total securities available for sale	88,036	773	(329)	88,480

Total securities	$93,518	$773	$(329)	$93,962

Securities with an amortized cost of $8.4 million and a fair value of $8.1 million were pledged to secure public funds on deposit at December 31, 2013.  Securities with an amortized cost of $13.1 million and a fair value of $13.6 million, were pledged to secure public funds on deposit at December 31, 2012.

For the year ended December 31, 2013, the Company sold sixteen securities from its available for sale portfolio.  It recognized a gain of approximately $541 thousand from the sale of seven securities, a loss of approximately $346 thousand from the sale of eight securities and no gain or loss from the sale of one security, resulting in net gains of approximately $195 thousand from the transactions.  The Company did not sell any securities from its held to maturity portfolio in 2013.  During 2012, the Company sold five securities from its available for sale portfolio.  It recognized gains of approximately $252 thousand from two of the securities sold and a loss of approximately $9 thousand from the sale of three of the securities, resulting in net gains of approximately $243 thousand from the transactions. The Company did not sell any securities from its held to maturity portfolio in 2012.

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at December 31, 2013 and 2012 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$3,994	$5	$—	$—	$3,994	$5

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,319	414	6,319	414
Government Sponsored Enterprise obligations	41,757	1,243	16,972	1,028	58,729	2,271
Total securities available for sale	41,757	1,243	23,291	1,442	65,048	2,685

Total securities	$45,751	$1,248	$23,291	$1,442	$69,042	$2,690

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2012	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury obligation	$6,749	$93	$—	$—	$6,749	$93
Government Sponsored Enterprise obligations	32,765	236	—	—	32,765	236
Total securities available for sale	$39,514	$329	$—	$—	$39,514	$329

Unrealized losses at December 31, 2013 consisted of losses on twenty five investments in government sponsored enterprise obligations, and three in U. S. Treasury Securities, all of which were caused by interest rate increases.  Nine of the investments with unrealized losses at December 31, 2013 were in a loss position for more than twelve months.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

The following table sets forth as of December 31, 2013, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	2013
	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
1 year or less	$10,014	$10,014	$—	$—
After 1 year to 5 years	7,997	8,002	29,000	28,573
After 5 years to 10 years	—	—	41,733	39,475
After 10 years	—	—	—	—
	$18,011	$18,016	$70,733	$68,048

NOTE 3.               Loans and Allowance for Loan Losses

Loans at December 31, 2013 and 2012, are summarized as follows (in thousands):

	2013	2012

Commercial real estate	$298,548	$246,545
Residential mortgages	53,601	54,332
Commercial	57,634	64,900
Home equity	61,204	68,737
Consumer	1,478	1,215

	$472,465	$435,729

The Bank grants loans primarily to New Jersey residents and businesses within its local market area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss.  The Bank designs its lending policies and procedures to manage the exposure to such risks and that the allowance for loan losses is maintained at a level which is believed to be adequate to provide for losses known and inherent in our loan portfolio that are both probable and reasonable to estimate.

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2013 (in thousands):

	Commercial	Residential
	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Charge-offs	(89)	—	—	—	(22)	—	(111)
Recoveries	—	—	4	—	—	—	4
Provisions	646	3	(68)	210	24	(5)	810
Ending balance	$3,707	$325	$969	$593	$26	$155	$5,775
Ending balance: individually evaluated for impairment	$237	$56	$50	$261	$—	$—	$604
Ending balance: collectively evaluated for impairment	$3,470	$269	$919	$332	$26	$155	$5,171

Loan receivables:
Ending balance	$298,548	$53,601	$57,634	$61,204	$1,478	$—	$472,465
Ending balance: individually evaluated for impairment	$4,204	$5,661	$50	$1,733	$—	$—	$11,648
Ending balance: collectively evaluated for impairment	$294,344	$47,940	$57,584	$59,471	$1,478	$—	$460,817

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2012 (in thousands):

	Commercial	Residential
	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,408	$470	$827	$368	$21	$380	$4,474
Charge-offs	—	(168)	(340)	(101)	—	—	(609)
Recoveries	6	—	3	—	—	—	9
Provisions	736	20	543	116	3	(220)	1,198
Ending balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Ending balance: individually evaluated for impairment	$258	$7	$50	$12	$—	$—	$327
Ending balance: collectively evaluated for impairment	$2,892	$315	$983	$371	$24	$160	$4,745

Loan receivables:
Ending balance	$246,545	$54,332	$64,900	$68,737	$1,215	$—	$435,729
Ending balance: individually evaluated for impairment	$4,863	$2,509	$325	$1,408	$—	$—	$9,105
Ending balance: collectively evaluated for impairment	$241,682	$51,823	$64,575	$67,329	$1,215	$—	$426,624

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012 (in thousands):

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
2013	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$—	$—	$1,700	$1,700	$296,848	$298,548	$1,700
Residential mortgages	—	—	2,608	2,608	50,993	53,601	2,608
Commercial	—	—	50	50	57,584	57,634	50
Home equity	160	—	673	833	60,371	61,204	673
Consumer	—	35	—	35	1,443	1,478	—
Total	$160	$35	$5,031	$5,226	$467,239	$472,465	$5,031

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
2012	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$—	$—	$1,704	$1,704	$244,841	$246,545	$1,704
Residential mortgages	—	184	2,509	2,693	51,639	54,332	2,509
Commercial	119	—	325	444	64,456	64,900	325
Home equity	—	—	1,408	1,408	67,329	68,737	1,408
Consumer	10	—	—	10	1,205	1,215	—
Total	$129	$184	$5,946	$6,259	$429,470	$435,729	$5,946

As of December 31, 2013 the Bank had no accruing loans greater than 90 days delinquent.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2013 and 2012 (in thousands):

	Commercial	Residential
2013	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$294,741	$48,120	$56,084	$59,531	$1,478	$459,954
Special Mention	2,107	2,873	1,500	1,000	—	7,480
Substandard	1,700	2,608	50	673	—	5,031
Doubtful	—	—	—	—	—	—
Total	$298,548	$53,601	$57,634	$61,204	$1,478	$472,465

	Commercial	Residential
2012	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$241,682	$51,823	$63,075	$67,329	$1,215	$425,124
Special Mention	—	—	1,500	—	—	1,500
Substandard	4,863	2,509	325	1,408	—	9,105
Doubtful	—	—	—	—	—	—
Total	$246,545	$54,332	$64,900	$68,737	$1,215	$435,729

The following tables provide information about the Bank’s impaired loans as of and for the years ended December 31, 2013 and  2012 (in thousands):

		Unpaid
	Recorded	Principal	Related
2013	Investment	Balance	Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$237
Residential mortgages	974	1,185	56
Commercial	50	50	50
Home equity	1,594	1,594	261
Total impaired loans with specific reserves	3,575	3,786	604

Impaired loans with no specific reserves:
Commercial real estate	3,247	3,247	—
Residential mortgages	4,687	4,687	—
Home equity	139	240	—
Total impaired loans with no specific reserves	8,073	8,174	—
Total impaired loans	$11,648	$11,960	$604

		Unpaid
	Recorded	Principal	Related
2012	Investment	Balance	Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$258
Residential mortgages	629	840	7
Commercial	50	50	50
Home equity	523	523	12
Total impaired loans with specific reserves	2,159	2,370	327

Impaired loans with no specific reserves:
Commercial real estate	4,304	4,304	—
Residential mortgages	1,880	1,880	—
Commercial	275	275	—
Home equity	885	986	—
Total impaired loans with no specific reserves	7,344	7,445	—
Total impaired loans	$9,503	$9,815	$327

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$957	$—	$958	$—
Residential mortgages	975	—	764	9
Commercial	50	—	50	—
Home equity	1,383	42	523	—
Total impaired loans with specific reserves	3,365	42	2,295	9

Impaired loans with no specific reserves:
Commercial real estate	2,963	51	1,792	201
Residential mortgages	4,107	164	1,722	18
Commercial	165	—	275	—
Home equity	711	3	869	3
Total impaired loans with no specific reserves	7,946	218	4,658	222
Total impaired loans	$11,311	$260	$6,953	$231

The following table presents TDR loans as of December 31, 2013 and 2012 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
2013	Status	Loans	Status	Loans	Total
Residential mortgages	$3,053	2	$2,514	4	$5,567
Commercial real estate	397	1	742	1	1,139
Home equity	1,060	2	—	—	1,060
	$4,510	5	$3,256	5	$7,766

	Accrual	Number of	Nonaccrual	Number of
2012	Status	Loans	Status	Loans	Total
Residential mortgages	$—	—	$2,285	3	$2,285
Commercial real estate	3,557	2	746	1	4,303
Commercial	—	—	275	1	275
Home equity	—	—	730	1	730
	$3,557	2	$4,036	6	$7,593

The following table summarizes information in regards to troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012 (in thousands):

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2013	Loans	Investments	Investments

Residential mortgages	1	$179	$179
Home equity	1	60	60
	2	$239	$239

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2012	Loans	Investments	Investments

Residential mortgages	1	$1,656	$1,656
Commercial real estate	2	3,906	3,906
Commercial loan	1	275	275
Home equity	1	730	730
	5	$6,567	$6,567

The following table displays the nature of modifications during the years ended December 31, 2013 and 2012 (in thousands):

	Rate	Term	Interest Only	Payment	Combination	Total
2013	Modification	Modification	Modification	Modification	Modification	Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$179	$—	$—	$—	$—	$179
Home equity	60	—	—	—	—	60
	$239	$—	$—	$—	$—	$239

	Rate	Term	Interest Only	Payment	Combination	Total
2012	Modification	Modification	Modification	Modification	Modification	Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$—	$—	$—	$—	$1,656	$1,656
Commercial real estate					3,906	3,906
Commercial					275	275
Home equity					730	730
	$—	$—	$—	$—	$6,567	$6,567

During the the year ended December 31, 2013, the Bank had one residential mortgage loan meeting the definition of a TDR which had a payment default.  This loan had an accumulated unpaid principal balance of $250 thousand at December 31, 2013.  This loan also had a total of $15 thousand of specific reserves.

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

NOTE 4.                                              Premises and Equipment

At December 31, 2013 and 2012, premises and equipment consists of the following (in thousands):

	2013	2012

Land	$4,828	$4,828
Building	6,127	5,791
Furniture and fixtures	765	637
Equipment	1,595	1,336
	13,315	12,592
Less accumulated depreciation and amortization	2,888	2,368
Total premises and equipment, net	$10,427	$10,224

Depreciation expense amounted to $520 thousand and $490 thousand for the years ended December 31, 2013 and 2012, respectively.

NOTE 5.                                              Deposits

At December 31, 2013 and 2012, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2013	2012
3 months or less	$61,181	$50,113
Over 3 months through 12 months	99,778	122,260
Over 1 year through 2 years	60,942	35,811
Over 2 years through 3 years	54,493	21,503
Over 3 years through 4 years	21,559	51,947
Over 4 years through 5 years	16,864	20,845
	$314,817	$302,479

NOTE 6.                                              Short Term Borrowings

At December 31, 2013 and 2012, the Bank has no borrowed funds outstanding.  The Bank has a $12 million overnight line of credit facility available with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the Federal Home Loan Bank of New York (FHLBNY).  The FHLBNY relationship could provide additional sources of liquidity, if required.

NOTE 7.                                              Income Taxes

Income tax expense from operations for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Current tax expense:
Federal	$2,659	$2,229
State	750	617
Deferred income tax benefit:
Federal	(252)	(42)
State	(102)	(57)

Income tax expense	$3,055	$2,747

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Start up expenses	$257	$292
Allowance for loan losses	2,248	1,942
Accrued expenses	272	170
Stock compensation plans	428	445
Unrealized loss on AFS securities	1,028	—
Total gross deferred tax assets	4,233	2,849

Deferred tax liabilities:
Unrealized gain on AFS securities	—	(160)
Deferred loan costs	(81)	(82)
Prepaid expenses	(78)	(61)
Other	(55)	(69)
Total gross deferred tax liabilities	(214)	(372)

Net deferred tax asset	$4,019	$2,477

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2013 and 2012, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2013	2012

Computed “expected” tax expense	$2,621	$2,362
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax expense	428	370
Tax exempt income	(16)	(6)
Stock-based compensation	20	18
Meals and entertainment	7	6
Other	(5)	(3)
	$3,055	$2,747

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  Corporate tax returns for the years 2010 through 2013 remain open to examination by taxing authorities.

NOTE 8.                                              Leases

The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to $1.2 million and $979 thousand, respectively, for the years ended December 31, 2013 and December 31, 2012.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2013 (in thousands):

Year ending December 31,

2014	1,133
2015	1,012
2016	928
2017	648
2018	406
Thereafter	2,016
$6,143

NOTE 9.                                              Related-party Transactions

The Bank has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Bank’s board of directors.  None of such loans at December 31, 2013 and 2012, respectively, were nonaccrual, past due, or restructured, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following table represents a summary of related-party loan activity during the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Outstanding loans at beginning of the year	$31,701	$37,568
Advances	6,947	5,359
Repayments	(4,639)	(11,226)
Outstanding loans at end of the year	$34,009	$31,701

Two of our directors have acted as the Bank’s counsel on several loan closings.  During 2013 and 2012 the total cost of such work has been reimbursed by the respective loan customers and totals $326 thousand and $307 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $22 thousand and $42 thousand for the years ended December 31, 2013 and 2012, respectively.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $153 thousand and $126 thousand for the years ended December 31, 2013 and 2012, respectively.

The Bank rents office space from entitites related to some of the Company’s directors.  The total amount of rent expense to these entities was $312 thousand and $162 thousand for the years ended December 31, 2013 and 2012, respectively.

Our audit committee or the disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests and have approved each such transaction and relationship.

NOTE 10.                                       Earnings Per Share

The Company’s calculation of earnings per share is as follows for the years ended December 31, 2013 and 2012 (in thousands except per share data):

	2013	2012
Net income applicable to common stock	$4,654	$4,200
Weighted average number of common shares outstanding - basic	5,289	5,207
Basic earnings per share	$0.88	$0.81

Net income applicable to common stock	$4,654	$4,200
Weighted average number of common shares outstanding	5,289	5,207
Effect of dilutive options	79	8
Weighted average number of common shares outstanding- diluted	5,368	5,215
Diluted earnings per share	$0.87	$0.81

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 80,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the year ended December 31, 2013.  Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the year ended December 31, 2012, because they were anti-dilutive.  Incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the year ended December 31, 2012.

NOTE 11.                                       Stockholders’ Equity and Dividend Restrictions

Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share.  The stock offering resulted in net proceeds of approximately $42.7 million.

In 2013, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2013, June 28, 2013, September 30, 2013 and December 31, 2013, respectively, and the Company expects that comparable quarterly cash dividends will continue to be paid in the future.  The cash dividends were paid from the retained earnings of the Company.

In 2012, the Company declared four quarterly cash dividends.  Cash dividends of $0.06 per share were paid to shareholders on March 31, 2012, June 29, 2012, September 28, 2012 and December 20, 2012.

In addition, the Company also declared a special cash dividend of $0.24 per share to shareholders of record as of December 10, 2012 which was paid on December 20, 2012.  This was a special dividend and a non-recurring dividend.

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

NOTE 12.                                       Benefit Plans

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  The option price per share is the market value of the Company’s stock on the date of grant.  At December 31, 2013 and 2012, incentive stock options to purchase 210,900 shares have been granted to employees of the Bank.

A summary of stock option activity under the 2006 Stock Option Plan during the year ended December 31, 2013 is presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2012	187,900	$10.24

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2013	187,900	$10.24	$591,070	3.44

Exercisable at December 31, 2013	187,900	$10.24	$591,070	3.44

(1)   The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2013.  This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2006 Stock Option Plan, there were no unvested options at December 31, 2013.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  The option price per share is the market value of the Company’s common stock on the date of grant.  At December 31, 2013 and 2012, non-qualified options to purchase 331,334 and 414,668 shares of the Company’s stock were issued to non-employee directors of the Company.

A summary of the stock option activity under the 2007 Non-Qualified Stock Option Plan for the year ended 2013 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at December 31, 2012	414,668	$11.50

Granted	—	—
Forfeited	(30,000)	$11.50	$56,700
Exercised	(53,334)	$11.50	$100,801

Outstanding at December 31, 2013	331,334	$11.50	$626,221	3.81

Exercisable at December 31, 2013	331,334	$11.50	$626,221	3.81

(1)    The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2013. This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2007 Directors Stock Option Plan, there were no unvested options at December 31, 2013.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan.  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the Plan, provided, that only employees are eligible to receive incentive stock options.  During the year ended December 31, 2013, 90,000 shares of restricted stock were granted to the executive officers and directors of the Company subject to forfeiture during a five year vesting term and 10,000 of these shares were forfeited back to the Company.  The awards have been recorded at their fair market value of $13.00 per share at the date of the grant and are being amortized to expense over the vesting period.  For the twelve months ended December 31, 2013, $173,000 was recorded as expense for these awards and approximately $867,000 remains to be expensed over the next 50 months.  At December 31, 2013, no shares were vested.

Defined Contribution Plan

The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit.  The Company matches a percentage of employee contributions at the board’s discretion.  The Company made a matching contribution of approximately $69 thousand and $66 thousand during 2013 and 2012, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-wieghted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2013 and 2012, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

			FDIC requirements
			Minimum Capital		For Classification
	Bank actual		Adequacy		As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Leverage (Tier 1) capital	$57,607	9.45%	$24,376	4.00%	$30,470	5.00%
Risk-based capital:
Tier 1	$57,607	11.89%	$19,386	4.00%	$29,079	6.00%
Total	$63,382	13.08%	$38,773	8.00%	$48,466	10.00%

2012
Leverage (Tier 1) capital	$53,436	9.63%	$22,189	4.00%	$27,737	5.00%
Risk-based capital:
Tier 1	$53,436	12.07%	$17,716	4.00%	$26,573	6.00%
Total	$58,508	13.21%	$35,431	8.00%	$44,289	10.00%

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

The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans at December 31, 2013 totaled $104.2 million compared to $67.6 million at December 31, 2012.

Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2013 and 2012, the Bank had outstanding letters of credit to customers totaling $2.8 million and $2.4 million, respectively, whereby the Bank guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2013 and 2012, such amounts were deemed not material.

NOTE 15.                                       Financial Information of Parent Company

The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006.  The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007.  The following information represents the parent only balance sheets as of December 31, 2013 and 2012, respectively, the Statements of Income for the twelve months ended December 31, 2013 and December 31, 2012, and the Statements of Cash Flows for the twelve months ended December 31, 2013 and December 31, 2012 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheet

(in thousands)

	December 31,
	2013	2012
Assets:
Investment in subsidiary, net	$55,950	$53,720
Total assets	$55,950	$53,720

Liabilities and stockholders’ equity:
Stockholders’ equity	$55,950	$53,720
	$55,950	$53,720

Statement of Income

Years ended December 31,

(in thousands)

	2013	2012
Equity in undistributed earnings of subsidiary bank	$4,654	$4,200
Net income	$4,654	$4,200

Statement of Cash Flow

Years ended December 31,

(in thousands)

	2013	2012
Cash flow from operating activities:
Net income	$4,654	$4,200
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(4,654)	(4,200)
Net cash provided by operating activities:	—	—

Cash flows from investing activites:
Cash dividends received from subsidiary bank	1,269	2,499
Net cash used in financing activities	1,269	2,499

Cash flows from financing activities:
Cash dividends paid	(1,269)	(2,499)
Net cash provided by financing activities	(1,269)	(2,499)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

NOTE 16.                                       Fair Value Measurement and Fair Value of Financial Instruments

U. S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and December 31, 2012, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2013	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,319	$—	$6,319	$—
Government sponsored enterprise obligations	61,729	—	61,729	—
Total securities available for sale	$68,048	$—	$68,048	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2012	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$18,177	$—	$18,177	$—
Government sponsored enterprise obligations	70,303	—	70,303	—
Total securities available for sale	$88,480	$—	$88,480	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and December 31, 2012, repectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2013	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$2,971	$—	$—	$2,971

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2012	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$1,982	$—	$—	$1,982

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,971	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 28.1% (-15.8%)
			Liquidation Expenses (2)	0% - 41.8% (-21.2%)

December 31, 2012

Impaired loans	$1,982	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 36.0% (-23.6%)
			Liquidation Expenses (2)	0% - 43.0% (-20.4%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments presented in the table below at December 31, 2013 and 2012:

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2013 and 2012 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2013		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$37,741	$37,741	$37,741	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	68,048	68,048	—	68,048
Securities held to maturity	18,011	18,016	—	18,016
Restricted investment in bank stock	792	792	—	792	—
Net loans	466,351	468,463	—	—	468,463
Accrued interest receivable	1,456	1,456	—	1,456	—
Financial liabilities:
Deposits	553,320	544,483	229,666	314,817	—
Accrued interest payable	635	635	—	635	—

			Quoted Prices in		Significant
	December 31, 2012		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$31,078	$31,078	$31,078	$—	$—
Interest bearing time deposits	250	250	—	250	—
Securities available for sale	88,480	88,480	—	88,480
Securities held to maturity	5,482	5,482	—	5,482
Restricted investment in bank stock	669	669	—	669	—
Net loans	430,477	433,268	—	—	433,268
Accrued interest receivable	1,732	1,732	—	1,732	—
Financial liabilities:
Deposits	515,735	514,744	207,826	306,918	—
Accrued interest payable	678	678	—	678	—

Cash and Cash Equivalents and Interest Bearing Time Deposits

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

Loans Receivable

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and the interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values approximate carrying values.

Impaired loans

Impaired loans are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flows based upon the expected proceeds.  Fair value is generally based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

Other real estate owned

Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  The fair value of other real estate owned is based upon independent third party appraisal values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

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

Limitation

The preceding fair value estimates were made at December 31, 2013 and 2012 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2013 and 2012, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17.                                       Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013 are as follows (in thousands):

	Amount Reclassified from
Details About Accumulated Other	Accumulated Other	Affected Line Item in the
Comprehensive Income Components	Comprehensive Income	Statements of Income
Year ended December 31, 2013
Available for Sale Securities
Realized gain on sale of securities	$195	Gains on sale of securities
	(63)	Income tax expense
Total reclassifications	$132	Net of tax

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

ASU 2014-04; In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014.The implementation of ASU 2014-01 should not have a material impact on our financial position or results of operation.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form10-K, the Company’s management including the Chief Executive Officer and President (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of December 31, 2013, the Company’s Chief Executive Officer and President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and President and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 using the “Internal Control - Integrated Framework” (1992) set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2013, our internal control over financial reporting was effective.

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

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders to be held May 22, 2014.

ITEM 11.                                         EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders to be held May 22, 2014.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders to be held May 22, 2014.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders to be held May 22, 2014.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders to be held May 22, 2014.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)                                     Consolidated Balance Sheets as of December 31, 2013 and 2012.

(ii)                                  Consolidated Statements of Income for the years ended December 31, 2013 and 2012.

(iii)                               Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012.

(iv)                              Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012.

(v)                                 Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.

(vi)                              Notes to Consolidated Financial Statement

(vii)                           Reports of Independent Registered Public Accounting Firms

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
Michael Lesler
Vice Chairman, Chief Executive Officer and President
(Principal Executive Officer)

BANCORP OF NEW JERSEY, INC.
	By:	/s/ Richard Capone
Richard Capone
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated : March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerald A. Calabrese, Jr.	Chairman	March 31, 2014
Gerald a. Calabrese, Jr.

/s/ Michael Lesler	Vice Chairman, President	March 31, 2014
Michael Lesler	and Chief Executive Officer

/s/ Michael Bello	Director	March 31, 2014
Michael Bello

/s/ Jay Blau	Director	March 31, 2014
Jay Blau

/s/ Albert L. Buzzetti	Director	March 31, 2014
Albert L. Buzzetti

/s/ Stephen Crevani	Director	March 31, 2014
Stephen Crevani

/s/ John K. Daily	Director	March 31, 2014
John K. Daily

/s/ Anthony M. Lo Conte	Director	March 31, 2014
Anthony M. Lo Conte

/s/ Carmelo Luppino, Jr.	Director	March 31, 2014
Carmelo Luppino, Jr.

/s/ Rosario Luppino	Director	March 31, 2014
Rosario Luppino

/s/ Joel P. Paritz	Director	March 31, 2014
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 31, 2014
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 31, 2014
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 31, 2014
Mark Sokolich

/s/ Diane M. Spinner	Director and	March 31, 2014
Diane M. Spinner	Executive Vice President

Exhibit
No.		Description
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(A)	Change In Control Agreement between the Bank and Michael Lesler*
10.2	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*
10.3	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*
10.4	(A)	2006 Stock Option Plan*
10.5	(A)	Form of Stock Option Award Agreement*
10.6	(C)	2007 Non-Qualified Stock Option Plan For Directors*
10.7	(D)	Form of Stock Option Award Agreement*
10.8	(E)	2011 Equity Incentive Plan*
10.9	(F)	Form of Restricted Stock Award Agreement*
21		Subsidiaries of the Registrant
23.1		Consent of BDO USA, LLP
23.2		Consent of ParenteBeard LLC
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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