Form 10-Q
period 2014-03-31
Bancorp of New Jersey, Inc.
filed 2014-05-15
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2014 there were 5,343,484 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2014	December 31, 2013

ASSETS

Cash and due from banks	$2,282	$2,115
Interest bearing deposits	25,970	35,168
Federal funds sold	458	458
Total cash and cash equivalents	28,710	37,741

Interest bearing time deposits	1,000	1,000

Securities available for sale	68,389	68,048
Securities held to maturity (fair value approximates $11,121 and $18,016, at March 31, 2014 and December 31, 2013, respectively)	11,125	18,011
Restricted investment in bank stock, at cost	792	792

Loans receivable	503,257	472,465
Deferred loan fees and unamortized costs, net	(356)	(339)
Less: allowance for loan losses	(5,978)	(5,775)
Net loans	496,923	466,351
Premises and equipment, net	10,332	10,427
Accrued interest receivable	2,186	1,456
Other real estate owned	478	964
Other assets	4,167	6,001
TOTAL ASSETS	$624,102	$610,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing	$71,845	$69,620
Savings and interest bearing transaction accounts	175,628	168,882
Time deposits under $100	50,399	50,263
Time deposits $100 and over	267,690	264,555
Total deposits	565,562	553,320

Accrued interest payable and other liabilities	1,718	1,521
TOTAL LIABILITIES	567,280	554,841

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,343,484 and 5,340,266 at March 31, 2014 and December 31, 2013, respectively	50,570	50,475
Retained earnings	7,682	7,132
Accumulated other comprehensive loss	(1,430)	(1,657)
Total stockholders’ equity	56,822	55,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,102	$610,791

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013

INTEREST INCOME
Loans, including fees	$6,029	$5,679
Securities	245	375
Federal funds sold and other	20	15
TOTAL INTEREST INCOME	6,294	6,069

INTEREST EXPENSE
Savings and money markets	227	201
Time deposits	1,288	1,307
TOTAL INTEREST EXPENSE	1,515	1,508

NET INTEREST INCOME	4,779	4,561
Provision for loan losses	440	140
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,339	4,421
NON-INTEREST INCOME
Fees and service charges on deposit accounts	54	45
Fees earned from mortgage referrals	—	6
Gains on sale of securities	—	53
TOTAL NON-INTEREST INCOME	54	104

NON-INTEREST EXPENSE
Salaries and employee benefits	1,529	1,326
Occupancy and equipment expense	682	596
FDIC premiums and related expenses	93	92
Data processing	205	179
Professional fees	136	160
Other expenses	305	285
TOTAL NON-INTEREST EXPENSE	2,950	2,638
Income before provision for income taxes	1,443	1,887
Income tax expense	572	742
Net income	871	1,145

PER SHARE OF COMMON STOCK
Basic	$0.16	$0.22
Diluted	$0.16	$0.21

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2014	2013

Net income	$871	$1,145
Other comprehensive income
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income tax (expense) benefit of ($141) and $139, respectively	227	(247)
Reclassification adjustment for gain on sale of securities, net of tax expense of $0 and $(15), respectively	—	38
Comprehensive income	$1,098	$936

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$871	$1,145
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	440	140
Amortization of securities premiums	25	35
Depreciation and amortization	141	124
Stock based compensation	94	19
Accretion of net loan origination fees
Gain on sale of securities	—	(53)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(730)	(297)
Decrease in other assets	1,693	115
Increase in other liabilities	197	60
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,731	1,288

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale, net	—	(11,000)
Purchases of securities held to maturity, net	(7,126)	(4,541)
Proceeds from maturities of securities held to maturity	14,015	700
Proceeds from called or matured securities available for sale	—	12,000
Proceeds from sales of securities available for sale	—	36,230
Proceeds from sales of other real estate owned	730	—
Net increase in loans	(31,256)	(9,799)
Purchases of premises and equipment	(46)	(116)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(23,683)	23,474

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	12,242	(10,626)
Dividends	(321)	(312)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,921	(10,938)

Net (decrease) increase in cash and cash equivalents	(9,031)	13,824
Cash and cash equivalents, beginning of year	37,741	31,078
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,710	$44,902

Supplemental information:
Cash paid during the period for:
Interest	$1,535	$1,525
Income taxes	$513	$525

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$244	$—

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (together with its subsidiary, the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”) and the Bank’s wholly-owned subsidiary, BONJ-New York Corp.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of New Jersey to serve as a holding company for the Bank and to acquire all the capital stock of the Bank (referred to herein as the “holding company reorganization”).

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

Note 2.  Stockholders’ Equity and Related Transactions

During the quarter ended March 31, 2014, the Company issued 3,218 shares of common stock to certain members of the Bank’s management team.  During the quarter ended March 31, 2013, the Company issued 85,000 shares of restricted common stock to its executive officers and directors.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  This plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2014, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 187,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at March 31, 2014 and accordingly no unrecognized share based compensation expense.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2014.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2014, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan and approximately 331,334 were outstanding at March 31, 2014.  No options were granted, exercised or forfeited during the first three months of 2014.

Under the 2007 Director Plan, there were no unvested options at March 31, 2014 and accordingly no unrecognized share based compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, no share based compensation expense was recognized for the three months ended March 31, 2014 and 2013.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2014.  This amount changes based on the changes in the market value in the Company’s common stock.

The aggregate intrinsic value of options outstanding as of March 31, 2014 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.3 million.

The aggregate intrinsic value of options outstanding as of March 31, 2013 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.1 million.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan ( the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  During the quarter ended March 31, 2014, 3,218 shares of common stock were issued to certain members of the Bank’s management team under the 2011 Plan.  These awards were vested immediately and expensed at their fair market value at the date of the grant.  For the three months ended March 31, 2014, $42 thousand was recorded as expense and nothing remains to be expensed.  During the quarter ended March 31, 2013, 85,000 shares of restricted stock were issued to the executive officers and directors of the Company under the 2011 Plan subject to forfeiture during a five year vesting term.  The awards were recorded at their fair market value at the date of the grant and are being amortized to expense over the vesting period.  For the three months ended March 31, 2014 and 2013, $52,000 and

$19,000, respectively, was recorded as expense for these awards.

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

The following schedule shows earnings per share for the three month periods presented:

	For the Quarter Ended
	March 31,
(In thousands except per share data)	2014	2013
Net income applicable to common stock	$871	$1,145
Weighted average number of common shares outstanding - basic	5,343	5,292
Basic earnings per share	$0.16	$0.22

Net income applicable to common stock	$871	$1,145
Weighted average number of common shares outstanding	5,343	5,292
Effect of dilutive options	75	72
Weighted average number of common shares and common share equivalents- diluted	5,418	5,364
Diluted earnings per share	$0.16	$0.21

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended March 31, 2014.

Non-qualified options to purchase 414,668 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended March 31, 2013.

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at March 31, 2014 and December 31, 2013 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,126	$—	$—	$7,126
U.S. Treasury obligations	3,999	—	(4)	3,995
Total securities held to maturity	11,125	—	(4)	11,121

Securities Available for Sale:
U.S. Treasury obligations	6,706	—	(375)	6,331
Government Sponsored Enterprise obligations	64,000	—	(1,942)	62,058
Total securities available for sale	70,706	—	(2,317)	68,389

Total securities	$81,831	$—	$(2,321)	$79,510

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$10,014	$—	$—	$10,014
Government sponsored enterprise obligations	3,998	10	—	4,008
U.S. Treasury obligations	3,999	—	(5)	3,994
Total securities held to maturity	18,011	10	(5)	18,016

Securities Available for Sale:
U.S. Treasury obligations	6,733	—	(414)	6,319
Government sponsored enterprise obligations	64,000	—	(2,271)	61,729
Total securities available for sale	70,733	—	(2,685)	68,048

Total securities	$88,744	$10	$(2,690)	$86,064

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$3,995	$(4)	$—	$—	$3,995	$(4)

Securities Available for Sale:
U.S. Treasury obligations	$6,332	$(375)	$—	$—	$6,332	$(375)
Government Sponsored Enterprise obligations	22,995	(1,004)	39,062	(938)	62,057	(1,942)
Total securities available for sale	29,327	(1,379)	39,062	(938)	68,389	(2,317)

Total securities	$33,322	$(1,383)	$39,062	$(938)	$72,384	$(2,321)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$3,994	$(5)	$—	$—	$3,994	$(5)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,319	(414)	6,319	(414)
Government Sponsored Enterprise obligations	41,757	(1,243)	16,972	(1,028)	58,729	(2,271)
Total securities available for sale	41,757	(1,243)	23,291	(1,442)	65,048	(2,685)

Total securities	$45,751	$(1,248)	$23,291	$(1,442)	$69,042	$(2,690)

The amortized cost and fair value of securities held to maturity and securities available for sale at March 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$7,126	$7,126	$—	$—
After one to five years	3,999	3,995	33,000	32,493
After five to ten years	—	—	37,706	35,896
Total	$11,125	$11,121	$70,706	$68,389

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

At March 31, 2014, the Company’s available for sale securities portfolio consisted of 28 securities, of which 17 were in an unrealized loss position for less than twelve months and eleven were in an unrealized loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2014. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $10.4 million and a fair value of $10.0 million, respectively, were pledged to secure public funds on deposit at March 31, 2014.  Securities with an amortized cost of $8.4 million and a fair value of $8.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2013.

During the first quarter of 2014, the Company did not sell any securities from its available for sale or held to maturity portfolios.  During the first quarter of 2013, the Company sold twelve securities from its available for sale portfolio.  It recognized a gain of approximately $333 thousand from the sale of five of the securities, a loss of approximately $280 thousand from the sale of six securities and no gain or loss from the sale of one security, resulting in net gains of approximately $53 thousand from the transactions.  The Company did not sell any securities from its held to maturity portfolio during the first quarter of 2013.

Note 6.  Loans

The components of the loan portfolio at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013

Commercial real estate	$321,906	$298,548
Residential mortgages	51,319	53,601
Commercial	59,333	57,634
Home equity	69,263	61,204
Consumer	1,436	1,478

	$503,257	$472,465

The Company grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.  The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and that an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Beginning Balance	$3,707	$325	$969	$593	$26	$155	$5,775
Charge-offs	(40)	—	—	—	—	—	(40)
Recoveries	—	—	1	—	—	—	1
Provisions	145	4	(38)	6	67	256	440
Transfer	—	—	—	—	—	(198)	(198)
Ending balance	$3,812	$329	$932	$599	$93	$213	$5,978
Ending balance: individually evaluated for impairment	$197	$58	$50	$261	$—	$—	$566
Ending balance: collectively evaluted for impairment	$3,615	$271	$882	$338	$93	$213	$5,412

Loans receivables:
Ending balance	$321,906	$51,319	$59,333	$69,263	$1,436	$—	$503,257
Ending balance: individually evaluted for impairment	3,950	4,332	50	1,733	—	—	10,065
Ending balance: collectively evaluated for impairment	$317,956	$46,987	$59,283	$67,530	$1,436	$—	$493,192

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Beginning Balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	1
Provisions	104	(40)	(95)	159	1	11	140
Ending balance	$3,255	$282	$938	$542	$25	$171	$5,213

December 31, 2013
Ending balance	$3,707	$325	$969	$593	$26	$155	$5,775
Ending balance: individually evaluated for impairment	$237	$56	$50	$261	$—	$—	$604
Ending balance: collectively evaluated for impairment	$3,470	$269	$919	$332	$26	$155	$5,171

Loans receivables:
Ending balance	$298,548	$53,601	$57,634	$61,204	$1,478	$—	$472,465
Ending balance: individually evaluted for impairment	$4,204	$5,661	$50	$1,733	$—	$—	$11,648
Ending balance: collectively evaluated for impairment	$294,344	$47,940	$57,584	$59,471	$1,478	$—	$460,817

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$307	$—	$1,456	$1,763	$320,143	$321,906	$1,456
Residential mortgages	271	—	879	1,150	50,169	51,319	879
Commercial	—	—	50	50	59,283	59,333	50
Home equity	725	—	673	1,398	67,865	69,263	673
Consumer	125	—	—	125	1,311	1,436	—
Total	$1,428	$—	$3,058	$4,486	$498,771	$503,257	$3,058

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$—	$1,700	$1,700	$296,848	$298,548	$1,700
Residential mortgages	—	—	2,608	2,608	50,993	53,601	2,608
Commercial	—	—	50	50	57,584	57,634	50
Home equity	160	—	673	833	60,371	61,204	673
Consumer	—	35	—	35	1,443	1,478	—
Total	$160	$35	$5,031	$5,226	$467,239	$472,465	$5,031

The Company had no loans greater than ninety days delinquent and accruing interest

If interest on nonaccrual loans had been accrued, such income would have been approximately $50 thousand for the three month period ended March 31, 2014 and $89 thousand for the three months ended March 31, 2013.  Actual interest income recognized on these loans during the three months ended March 31, 2014 and 2013 was $0.

Troubled debt restructuring loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties. These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$318,354	$50,919	$57,783	$67,590	$1,436	$496,082
Special Mention	2,096	400	1,500	—	—	3,996
Substandard	1,456	`	50	1,673	—	3,179
Doubtful	—	—	—	—	—	—
Total	$321,906	$51,319	$59,333	$69,263	$1,436	$503,257

December 31, 2013	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$294,741	$48,120	$56,084	$59,531	$1,478	$459,954
Special Mention	2,107	2,873	1,500	1,000	—	7,480
Substandard	1,700	2,608	50	673	—	5,031
Doubtful	—	—	—	—	—	—
Total	$298,548	$53,601	$57,634	$61,204	$1,478	$472,465

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. The following table provides information about the Company’s impaired loans at March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Commercial real estate	$714	$714	$197
Residential mortgage	880	1,091	58
Commercial	50	50	50
Home equity	1,594	1,594	261
Total impaired loans with specific reserves	3,238	3,449	566

Impaired loans with no specific reserves:
Commercial real estate	3,236	3,236	—
Residential mortgage	3,452	3,452	—
Home equity	139	240	—
Total impaired loans with no specific reserves	6,827	6,928	—
Total impaired loans	$10,065	$10,377	$566

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$237
Residential mortgages	974	1,185	56
Commercial	50	50	50
Home equity	1,594	1,594	261
Total impaired loans with specific reserves	3,575	3,786	604

Impaired loans with no specific reserves:
Commercial real estate	3,247	3,247	—
Residential mortgages	4,687	4,687	—
Home equity	139	240	—
Total impaired loans with no specific reserves	8,073	8,174	—
Total impaired loans	$11,648	$11,960	$604

The following table provides information about the Company’s impaired loans and related amounts recorded in the allowance for loan losses for the three month periods ended March 31, 2014 and 2013  (in thousands):

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$714	$—	$714	$—
Residential mortgage	880	—	967	—
Commercial	50	—	50	—
Home equity	1,594	13	576	3
Total impaired loans with specific reserves	3,238	13	2,307	3

Impaired loans with no specific reserves:
Commercial real estate	3,363	29	943	6
Residential mortgage	4,117	38	4,951	—
Commercial	—	—	275	—
Home equity	139	1	1,392	—
Total impaired loans with no specific reserves	7,619	68	7,561	6
Total impaired loans	$10,857	$81	$9,868	$9

The following table summarizes information in regards to TDRs by loan portfolio class as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$3,452	3	$880	3	$4,332
Commercial real estate	397	1	742	1	1,139
Home equity	1,060	2	—	—	1,060
	$4,909	6	$1,622	4	$6,531

December 31, 2013	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$3,053	2	$2,514	4	$5,567
Commercial real estate	397	1	742	1	1,139
Home equity	1,060	2	—	—	1,060
	$4,510	5	$3,256	5	$7,766

The following table summarizes information in regards to TDRs that occurred during the three months ended March 31, 2014 and 2013 (in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2014	Loans	Investments	Investments

Residential mortgages	1	$365	$400

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2013	Loans	Investments	Investments

Residential mortgages	1	$179	$179
Home equity	1	60	60
	2	$239	$239

During the three months ended March 31, 2014 and 2013, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2014, the Bank had $3.2 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2014 for guarantees under standby letters of credit issued is not material.

Note 8. Fair Value Measurements and Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,331	$—	$6,331	$—
Government Sponsored Enterprise obligations	62,058	—	62,058	—
Total securities available for sale	$68,389	$—	$68,389	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,319	$—	$6,319	$—
Government sponsored enterprise obligations	61,729	—	61,729	—
Total securities available for sale	$68,048	$—	$68,048	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$2,672	$—	$—	$2,672

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$2,971	$—	$—	$2,971

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

March 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$2,672	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 28.1% (-16.6%)

			Liquidation Expenses (2)	0% - 41.8% (-21.2%)

December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,971	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 28.1% (-15.8%)

			Liquidation Expenses (2)	0% - 41.8% (-21.2%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at March 31, 2014 and December 31, 2013:

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2014 and December 31, 2013 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	March 31, 2014		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$28,710	$28,710	$28,710
Interest bearing time deposits	1,000	1,000		1,000
Securities available for sale	68,389	68,389		68,389
Securities held to maturity	11,125	11,121		11,121
Restricted investment in bank stock	792	792		792
Net loans	496,923	499,413			499,413
Accrued interest receivable	2,186	2,186		2,186
Financial liabilities:
Deposits	565,562	568,249	247,473	320,776
Accrued interest payable	616	616		616

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2013		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$37,741	$37,741	$37,741	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	68,048	68,048	—	68,048
Securities held to maturity	18,011	18,016	—	18,016
Restricted investment in bank stock	792	792	—	792	—
Net loans	466,351	468,463	—	—	468,463
Accrued interest receivable	1,456	1,456	—	1,456	—
Financial liabilities:
Deposits	553,320	544,483	229,666	314,817	—
Accrued interest payable	635	635	—	635	—

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

Limitation

The preceding fair value estimates were made at March 31, 2014 and December 31, 2013 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2014 and December 31, 2013, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 9. Recent Accounting Pronouncements

ASU 2013-11 (Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists)

In July, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this update require an entity with unrecognized tax benefits that is “not available” or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets.  Otherwise, the unrecognized tax benefit should be presented as a reduction of the related deferred tax asset.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  For public entities the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The implementation of ASU 2013-11 did not have a material impact on the Company’s financial position or results of operations.

ASU 2014-04 (Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure)

In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014.  The implementation of ASU 2014-01 should not have a material impact on the Company’s financial position or results of operation.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three month period ended March 31, 2014.

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the consolidated unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2013 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

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

Net Income

Net income for the first quarter of 2014 was $871 thousand, a decrease of $274 thousand, or 23.9%, from the first quarter of 2013 net income of $1.1 million.  This decrease was driven primarily by increases of $312 thousand, or 11.8% and $300 thousand, or 214.3%, in the non-interest expense and the provision for loan losses, respectively, offset somewhat by an increase in net interest income of $218 thousand, or 4.8% and a decrease in income tax expense of $170 thousand.  On a per share basis, basic earnings per share decreased $0.06 for the first quarter of 2014 to $0.16 compared to $0.22 per share for the first quarter in 2013.  Diluted earnings per share for the first quarter of 2014 decreased to $0.16, from $0.21 for the quarter ended March 31, 2013.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2014, the growth in net interest income has been, primarily, powered by increased interest income from loans, including fees.  Interest income on loans increased by $350 thousand in the first three months of 2014, as compared to the same period last year.  This increase in income was due to a $46.7 million increase in the average balance of loans during the quarter ended March 31, 2014, up to $485.7 million as compared to the first quarter of 2013 average loan balance of $439.0 million, partially offset by a decrease in the average rate earned on loans, from 5.24% for the three months ended March 31, 2013 down to 5.03% for the three months ended March 31, 2014, a decrease of 21 basis points.  Interest expense increased by $7 thousand for the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013, due to an increase in the average balance of interest bearing deposits of $44.0 million, to $493.0 million during the quarter ended March 31, 2014 from $449.0 million during the quarter ended March 31, 2013.  The average interest rate paid on interest bearing deposits decreased by 11 basis points to 1.25% for the quarter ended March 31, 2014, from 1.36% for the same period last year.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $440 thousand for the three months ended March 31, 2014 as compared to $140 thousand for the three months ended March 31, 2013.  The increase in the provision is due in most part to the increase in the gross loan balance at March 31, 2014, of $30.8 million to $503.3 million from $472.5 million at December 31, 2013.

Non-interest Income

Non-interest income, decreased by $50 thousand to $54 thousand for the three months ended March 31, 2014 from $104 thousand for the three months ended March 31, 2013.  The decrease was primarily attributable to the decrease in gains on the sales of securities which were $53 thousand for the March 31, 2013 period compared to none for the same period this year.

Non-interest Expense

Non-interest expense grew to $3.0 million during the first quarter of 2014 compared to $2.6 million in the first quarter of 2013, an increase of approximately $312 thousand.  This increase was due in most part to increases in salaries and employee benefits and occupancy and equipment expenses of $203 thousand and $86 thousand, respectively.  The increases in salaries and employee benefits and occupancy and equipment expenses were primarily due to general increases in staff, salaries and benefits as well as occupancy costs associated with weather related issues.

Income Tax Expense

The income tax provision decreased $170 thousand to $572 thousand for the quarter ended March 31, 2014, as compared to $742 thousand for the quarter ended March 31, 2013.  The decrease in the income tax expense for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 was due primarily to the decrease in the Company’s pre-tax income which decreased $444 thousand.  The effective tax rate for the first quarter of 2014 was 39.6% compared to 39.3% for the first quarter of 2013.

FINANCIAL CONDITION

Total consolidated assets increased $13.3 million, or approximately 2.2%, from $610.8 million at December 31, 2013 to $624.1 million at March 31, 2014.  Loans receivable, or “total loans,” increased from $472.5 million at December 31, 2013 to $503.3 million at March 31, 2014, an increase of approximately $30.8 million, or 6.5%.  Total deposits increased from $553.3 million at December 31, 2013 to $565.6 million at March 31, 2014, an increase of $12.2 million, or approximately 2.2%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 6.5% to reach $503.3 million at March 31, 2014 from $472.5 million at December 31 2013.  Commercial real estate, home equity loans and commercial loans increased $23.4 million, $9.1 million and $1.7 million, respectively, during the three months ended March 31, 2014 as compared to December 31, 2013, offset somewhat by a decrease in residential mortgages of $2.2 million.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders and our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

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

For more information on the loan portfolio, see Note 6 in Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.

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

As of March 31, 2014 the Bank had nine nonaccrual loans totaling approximately $3.1 million, of which seven loans totaling approximately $2.2 million had specific reserves of $416 thousand and two loans totaling approximately $821 thousand had no specific reserve.  If interest had been accrued, such income would have been approximately $50 thousand for the three month period ended March 31, 2014.

Within its nonaccrual loans at March 31, 2014, the Bank had three residential mortgage loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At March 31, 2014, nonaccrual TDR loans had an outstanding balance of $1.6 million and had specific reserves of $58 thousand connected with them.  None of these nonaccruing TDR loans were performing in accordance with their modified terms.

During the first quarter of 2014, one residential mortgage loan totaling $400 thousand was modified as a TDR.  This loan is performing in accordance with its modified terms.  During the three months ended March 31, 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  Both loans are performing in accordance with their modified terms.  At March 31, 2014, the Bank had a total of six accruing loans which met the definition of a TDR.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at March 31, 2014 and December 31, 2013.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were $68.4 million at March 31, 2014 compared to $68.0 million at December 31, 2013.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $565.6 million at March 31, 2014 from $553.3 million at December 31, 2013, an increase of $12.2 million, or 2.2%.  Savings and interest bearing transaction accounts, time deposits and noninterest bearing accounts increased by $6.7 million, $3.3 million, and $2.2 million, respectively, during the first quarter of 2014.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $565.6 million and $553.3 million, respectively, at March 31, 2014 and December 31, 2013.  Cash and cash equivalents decreased from $37.7 million on December 31, 2014 to $28.7 million on March 30, 2014.  The increase in deposits and the decrease in cash and cash equivalents funded the increase in loans discussed above.

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

As of March 31, 2014, we have a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at March 31, 2014.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2014 and December 31, 2013, as well as the applicable minimum ratios:

			Minimum
			Regulatory
	March 31, 2014	December 31, 2013	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	11.37%	11.89%	4.00%
Total Capital Ratio	12.54%	13.08%	8.00%
Leverage Ratio	9.36%	9.45%	4.00%

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

As of March 31, 2014, the Company’s management including the Chief Executive Officer and President (our Principal Executive Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2014, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any pending proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 37.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: May 15, 2014	By:	/s/ Michael Lesler
Michael Lesler
Vice Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Richard Capone
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