Form 10-Q
period 2014-09-30
Bancorp of New Jersey, Inc.
filed 2014-11-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2014 there were 5,369,484 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	September 30, 2014	December 31, 2013

ASSETS

Cash and due from banks	$2,517	$2,115
Interest bearing deposits	20,848	35,168
Federal funds sold	457	458
Total cash and cash equivalents	23,822	37,741

Interest bearing time deposits	1,000	1,000

Securities available for sale	62,114	68,048
Securities held to maturity (fair value approximates $13,111 and $18,016, at September 30, 2014 and December 31, 2013, respectively)	13,106	18,011
Restricted investment in bank stock, at cost	1,754	792

Loans receivable	588,645	472,465
Deferred loan fees and unamortized costs, net	(429)	(339)
Less: allowance for loan losses	(6,647)	(5,775)
Net loans	581,569	466,351
Premises and equipment, net	10,172	10,427
Accrued interest receivable	2,454	1,456
Other real estate owned	1,067	964
Other assets	4,011	6,001
TOTAL ASSETS	$701,069	$610,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing	$79,722	$69,620
Savings and interest bearing transaction accounts	198,482	168,882
Time deposits under $100	45,110	50,263
Time deposits $100 and over	282,352	264,555
Total deposits	605,666	553,320

Borrowed funds	33,025	—
Accrued interest payable and other liabilities	3,024	1,521
TOTAL LIABILITIES	641,715	554,841

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,369,484 and 5,340,266 at September 30, 2014 and December 31, 2013, respectively	50,946	50,475
Retained earnings	9,377	7,132
Accumulated other comprehensive loss	(969)	(1,657)
Total stockholders’ equity	59,354	55,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$701,069	$610,791

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended September 30,
	2014	2013

INTEREST INCOME
Loans, including fees	$7,267	$6,058
Securities	226	234
Federal funds sold and other	7	19
TOTAL INTEREST INCOME	7,500	6,311

INTEREST EXPENSE
Savings and money markets	251	177
Time deposits	1,360	1,339
Borrowed funds	82	—
TOTAL INTEREST EXPENSE	1,693	1,516

NET INTEREST INCOME	5,807	4,795
Provision for loan losses	693	225
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,114	4,570
NON-INTEREST INCOME
Fees and service charges	51	43
Losses on sale of securities	(3)	(2)
TOTAL NON-INTEREST INCOME	48	41

NON-INTEREST EXPENSE
Salaries and employee benefits	1,685	1,412
Occupancy and equipment expense	638	587
FDIC premiums and related expenses	104	88
Data processing	215	195
Professional fees	178	83
Other expenses	389	214
TOTAL NON-INTEREST EXPENSE	3,209	2,579
Income before provision for income taxes	1,953	2,032
Income tax expense	692	807
Net income	$1,261	$1,225

PER SHARE OF COMMON STOCK
Basic	$0.23	$0.23
Diluted	$0.23	$0.23

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Nine Months Ended September 30,
	2014	2013

INTEREST INCOME
Loans, including fees	$19,703	$17,621
Securities	700	845
Federal funds sold and other	39	54
TOTAL INTEREST INCOME	20,442	18,520

INTEREST EXPENSE
Savings and money markets	715	590
Time deposits	3,969	3,966
Borrowed funds	83	—
TOTAL INTEREST EXPENSE	4,767	4,556

NET INTEREST INCOME	15,675	13,964
Provision for loan losses	1,477	685
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,198	13,279
NON-INTEREST INCOME
Fees and service charges	155	134
Fees earned from mortgage referrals	—	6
(Losses) gains on sale of securities	(5)	195
TOTAL NON-INTEREST INCOME	150	335

NON-INTEREST EXPENSE
Salaries and employee benefits	4,815	4,126
Occupancy and equipment expense	1,924	1,764
FDIC premiums and related expenses	286	266
Data processing	607	559
Loss on the sale of other real estate owned	35	—
Professional fees	475	383
Other expenses	1,038	752
TOTAL NON-INTEREST EXPENSE	9,180	7,850
Income before provision for income taxes	5,168	5,764
Income tax expense	1,958	2,277
Net income	$3,210	$3,487

PER SHARE OF COMMON STOCK
Basic	$0.60	$0.66
Diluted	$0.59	$0.65

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2014	2013

Net income	$1,261	$1,225
Other comprehensive income (loss)
Unrealized holding gains (losses) on securities available for sale, net of deferred income tax (expense) benefit of $(52) and $43, respectively	134	(70)
Less: Reclassification adjustment for (loss) gain on sale of securities, net of tax benefit (expense) of $1 and $(1), respectively	(2)	1
Comprehensive income	$1,397	$1,154

	For the Nine Months Ended September 30,
	2014	2013

Net income	$3,210	$3,487
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale, net of deferred income tax (expense) benefit of $(458) and $1,012, respectively	685	(1,629)
Less: Reclassification adjustment for (loss) gain on sale of securities, net of tax benefit (expense) of $2 and $(63), respectively	(3)	132
Comprehensive income	$3,898	$1,726

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,210	$3,487
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,477	685
Amortization of securities premiums	80	109
Deferred tax benefit	(14)	(313)
Depreciation and amortization	424	380
Stock based compensation	198	128
Loss (gain) on sale of securities	5	(195)
Accretion of net loan origination fees	90	113
Loss on sale of other real estate owned	35
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(998)	(349)
Decrease in other assets	1,543	172
Increase in accrued interest payable and other liabilities	1,503	985
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,553	5,202

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	—	(34,000)
Purchases of securities held to maturity	(9,106)	(20,009)
Proceeds from maturities of securities held to maturity	14,014	3,881
Proceeds from called or matured securities available for sale	—	18,031
Proceeds from sales of securities available for sale	6,995	47,330
Purchase of restricted investment in bank stock	(962)	(123)
Proceeds from sale of other real estate owned	939	—
Purchase of interest bearing time deposits	—	(250)
Net increase in loans	(117,862)	(38,838)
Purchases of premises and equipment	(169)	(517)
NET CASH USED IN INVESTING ACTIVITIES	(106,151)	(24,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	52,346	12,455
Proceeds from borrowed funds	33,025	—
Dividends	(965)	(948)
Proceeds from the exercise of options	273	270
NET CASH PROVIDED BY FINANCING ACTIVITIES	84,679	11,777

Net decrease in cash and cash equivalents	(13,919)	(7,516)
Cash and cash equivalents, beginning of year	37,741	31,078
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,822	$23,562

Supplemental information:
Cash paid during the period for:
Interest	$4,718	$3,057
Income taxes	$1,214	$1,700

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$1,077	$234

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (together with its consolidated subsidiary, the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”) and the Bank’s wholly-owned subsidiaries, BONJ-New York Corp., BONJ-New Jersey Investment Company, BONJ- Delaware Investment Company, and BONJ REIT Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 2.  Stockholders’ Equity and Related Transactions

During the nine months ended September 30, 2014, the Company issued 3,218 shares of common stock to certain members of the Bank’s executive officers and management team under the 2011 Plan (See Note 3.).  During the nine months ended September 30, 2014, options to purchase 26,000 shares of common stock at a weighted average price of $10.48 per share were exercised for a total price of $272,000. During the nine months ended September 30, 2013, the Company issued 85,000 shares of restricted common stock to its executive officers and directors under the 2011 Plan.  In addition, during the first nine months of 2013, a director of the Company exercised options to purchase 23,334 shares of common stock at $11.50 per share for a total price of $270,000.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2014, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 161,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at September 30, 2014 and accordingly no unrecognized share based compensation expense.  Under the 2006 Stock Option Plan, options to purchase 26,000 shares of the Company’s common stock were exercised during the first nine months of 2014.  No options were granted or forfeited during the first nine months of 2014.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for options to purchase up to 480,000 shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2014, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan and 331,334 were outstanding at September 30, 2014.   No options under the 2007 Director Plan were granted, exercised or forfeited during the first nine months of 2014.  Options to purchase 30,000 shares of the Company’s common stock under the 2007 Director Plan expired during the first nine months of 2013.

Under the 2007 Director Plan, there were no unvested options at September 30, 2014 and accordingly no unrecognized share based compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, no share based compensation expense was recognized for the three and nine months ended September 30, 2014 and 2013, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of September 30, 2014 and 2013 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $195 thousand and $1.8 million, respectively.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  During the nine months ended September 30, 2014, 3,218 shares of common stock were issued to certain members of the Bank’s executive officers and management team under the 2011 Plan.  These awards were vested immediately and expensed at their fair market value at the date of the grant.  For the three months and nine months ended September 30, 2014, $0 and $42 thousand was recorded as expense and nothing remains to be expensed.  During the nine months ended September 30, 2013, 85,000 shares of restricted common stock were issued to the executive officers and directors of the Company under the 2011 Plan subject to forfeiture during a five year vesting term.  The awards were recorded at their fair market value at the date of the grant and are being amortized to expense over the vesting period.  For the three months and nine months ended September 30, 2014, $52,000 and $156,000, respectively, was recorded as expense for these awards.  For the three months and nine months ended September 30, 2013, $55 thousand and $128 thousand, respectively, was recorded as expense for these awards.

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

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2014	2013
Net income applicable to common stock	$1,261	$1,225
Weighted average number of common shares outstanding - basic	5,369	5,306
Basic earnings per share	$0.23	$0.23

Net income applicable to common stock	$1,261	$1,225
Weighted average number of common shares outstanding	5,369	5,306
Effect of dilutive options	50	102
Weighted average number of common shares and common share equivalents-diluted	5,419	5,408
Diluted earnings per share	$0.23	$0.23

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 80,000 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2014

Non-qualified options to purchase 361,334 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 85,000 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2013.

The following schedule shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2014	2013
Net income applicable to common stock	$3,210	$3,487
Weighted average number of common shares outstanding - basic	5,355	5,270
Basic earnings per share	$0.60	$0.66

Net income applicable to common stock	$3,210	$3,487
Weighted average number of common shares outstanding	5,355	5,270
Effect of dilutive options	59	84
Weighted average number of common shares and common share equivalents-diluted	5,414	5,354
Diluted earnings per share	$0.59	$0.65

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; 75,000 incentive stock options at a weighted average price of $11.50; incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 80,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the nine months ended September 30, 2014.

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

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at September 30, 2014 and December 31, 2013 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$9,106	$—	$—	$9,106
U.S. Treasury obligations	4,000	5	—	4,005
Total securities held to maturity	13,106	5	—	13,111

Securities Available for Sale:
U.S. Treasury obligations	6,651	—	(297)	6,354
Government sponsored enterprise obligations	57,000	—	(1,240)	55,760
Total securities available for sale	63,651	—	(1,537)	62,114

Total securities	$76,757	$5	$(1,537)	$75,225

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$10,014	$—	$—	$10,014
Government sponsored enterprise obligations	3,998	10	—	4,008
U.S. Treasury obligations	3,999	—	(5)	3,994
Total securities held to maturity	18,011	10	(5)	18,016

Securities Available for Sale:
U.S. Treasury obligations	6,733	—	(414)	6,319
Government sponsored enterprise obligations	64,000	—	(2,271)	61,729
Total securities available for sale	70,733	—	(2,685)	68,048

Total securities	$88,744	$10	$(2,690)	$86,064

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligations	$—	$—	$6,354	$(297)	$6,354	$(297)
Government sponsored enterprise obligations	6,991	(9)	48,769	(1,231)	55,760	(1,240)
Total securities available for sale	$6,991	$(9)	$55,123	$(1,528)	$62,114	$(1,537)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$3,994	$(5)	$—	$—	$3,994	$(5)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,319	(414)	6,319	(414)
Government sponsored enterprise obligations	41,757	(1,243)	16,972	(1,028)	58,729	(2,271)
Total securities available for sale	41,757	(1,243)	23,291	(1,442)	65,048	(2,685)

Total securities	$45,751	$(1,248)	$23,291	$(1,442)	$69,042	$(2,690)

The amortized cost and fair value of securities held to maturity and securities available for sale at September 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$—	$—	$9,106	$9,106
After one to five years	36,500	35,922	4,000	4,005
After five to ten years	27,151	26,192	—	—
Total	$63,651	$62,114	$13,106	$13,111

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

At September 30, 2014, the Company’s available for sale securities portfolio consisted of twenty five securities, of which twenty two were in an unrealized loss position for more than twelve months and three were in a loss position for less than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2014.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $10.4 million and a fair value of $10.1 million, respectively, were pledged to secure public funds on deposit at September 30, 2014.  In addition, securities with an amortized cost of $5.3 million and a fair value of $5.0 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of September 30, 2014.  Securities with an amortized cost of $8.4 million and a fair value of $8.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2013.

During the three months ended September 30, 2014, the Company sold one security from its available for sale portfolio and recognized a loss of approximately $3 thousand.  During the nine months ended September 30, 2014, the Company sold three securities from its available for sale portfolio and recognized a loss of approximately $5 thousand.  For the three and nine months ended September 30, 2014, the Company did not sell any securities from its held to maturity portfolio.  During the third quarter of 2013, the Company sold three securities from its available for sale portfolio.  It recognized a gain of approximately $64 thousand from the sale of one of the securities and a loss of approximately $66 thousand from the sale of two of the securities.  For the nine months ended September 30, 2013, the Company sold sixteen securities from its available for sale portfolio.  It recognized a gain of approximately $541 thousand from the sale of seven securities, a loss of approximately $346 thousand from the sale of eight securities and no gain or loss from the sale of one security, resulting in net gains of approximately $195 thousand from the transactions.  The Company did not sell any securities from its held to maturity portfolio during the three months or nine months ended September 30, 2013.

Note 6.   Loans.

The components of the loan portfolio at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013

Commercial real estate	$393,489	$298,548
Residential mortgages	55,222	53,601
Commercial	67,633	57,634
Home equity	71,062	61,204
Consumer	1,239	1,478

	$588,645	$472,465

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and  for the periods indicated are as follows (in thousands):

For the three months ended and as of:

September 30, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,044	$287	$859	$607	$54	$195	$6,046
Charge-offs	—	—	—	—	(93)	—	(93)
Recoveries	—	—	1	—	—	—	1
Provisions	426	31	163	(6)	61	18	693
Ending balance	$4,470	$318	$1,023	$601	$22	$213	$6,647
Ending balance: individually evaluated for impairment	$—	$30	$—	$261	$—	$—	$291
Ending balance: collectively evaluted for impairment	$4,470	$288	$1,023	$340	$22	$213	$6,356

Loans receivables:
Ending balance	$393,489	$55,222	$67,633	$71,062	$1,239	$—	$588,645
Ending balance: individually evaluted for impairment	2,475	4,414	120	2,957	—	—	9,966
Ending balance: collectively evaluated for impairment	$391,014	$50,808	$67,513	$68,105	$1,239	$—	$578,679

September 30, 2013	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,577	$275	$943	$537	$24	$178	$5,534
Charge-offs	(89)	—	—	—	(22)	—	(111)
Recoveries	—	—	1	—	—	—	1
Provisions	110	51	42	(46)	22	46	225
Ending balance	$3,598	$326	$986	$491	$24	$224	$5,649

December 31, 2013
Allowance for loan losses:
Ending balance	$3,707	$325	$969	$593	$26	$155	$5,775
Ending balance: individually evaluated for impairment	$237	$56	$50	$261	$—	$—	$604
Ending balance: collectively evaluated for impairment	$3,470	$269	$919	$332	$26	$155	$5,171

Loans receivables:
Ending balance	$298,548	$53,601	$57,634	$61,204	$1,478	$—	$472,465
Ending balance: individually evaluted for impairment	$4,204	$5,661	$50	$1,733	$—	$—	$11,648
Ending balance: collectively evaluated for impairment	$294,344	$47,940	$57,584	$59,471	$1,478	$—	$460,817

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the nine months ended:

	Commercial	Residential
September 30, 2014	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$3,707	$325	$969	$593	$26	$155	$5,775
Charge-offs	(237)	(30)	(50)	—	(93)	—	(410)
Recoveries	—	—	3	—	—	—	3
Provisions	1,000	23	101	8	89	256	1,477
Transfer	—	—	—	—	—	(198)	(198)
Ending balance	$4,470	$318	$1,023	$601	$22	$213	$6,647

	Commercial	Residential
September 30, 2013	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Charge-offs	(89)	—	—	—	(22)	—	(111)
Recoveries	—	—	3	—	—	—	3
Provisions	537	4	(50)	108	22	64	685
Ending balance	$3,598	$326	$986	$491	$24	$224	$5,649

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013, (in thousands):

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$50	$—	$50	$393,439	$393,489	$—
Residential mortgages	—	530	963	1,493	53,729	55,222	963
Commercial	—	—	120	120	67,513	67,633	120
Home equity	335	475	1,898	2,708	68,354	71,062	1,898
Consumer	—	—	—	—	1,239	1,239	—
Total	$335	$1,055	$2,981	$4,371	$584,274	$588,645	$2,981

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$—	$1,700	$1,700	$296,848	$298,548	$1,700
Residential mortgages	—	—	2,608	2,608	50,993	53,601	2,608
Commercial	—	—	50	50	57,584	57,634	50
Home equity	160	—	673	833	60,371	61,204	673
Consumer	—	35	—	35	1,443	1,478	—
Total	$160	$35	$5,031	$5,226	$467,239	$472,465	$5,031

The Company had no loans greater than ninety days delinquent and accruing interest.

If interest on nonaccrual loans had been accrued, such income would have been approximately $39 thousand and $124 thousand for the three and nine month periods ended September 30, 2014, respectively, and $74 thousand and $248 thousand for the three and nine months ended September 30, 2013, respectively.  Actual interest income recognized on these loans during the three and nine months ended September 30, 2014 was $0 and $22 thousand, respectively.  Actual interest income recognized on these loans during the three and nine months ended September 30, 2013 was $0.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$391,411	$50,985	$66,013	$68,164	$1,239	$577,812
Special Mention	2,078	671	1,500	1,225	—	5,474
Substandard	—	3,566	120	1,673	—	5,359
Doubtful	—	—	—	—	—	—
Total	$393,489	$55,222	$67,633	$71,062	$1,239	$588,645

December 31, 2013	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$294,741	$48,120	$56,084	$59,531	$1,478	$459,954
Special Mention	2,107	2,873	1,500	1,000	—	7,480
Substandard	1,700	2,608	50	673	—	5,031
Doubtful	—	—	—	—	—	—
Total	$298,548	$53,601	$57,634	$61,204	$1,478	$472,465

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Residential mortgages	$693	$781	$30
Home equity	1,594	1,594	261
Total impaired loans with specific reserves	2,287	2,375	291

Impaired loans with no specific reserves:
Commercial real estate	2,475	2,475	—
Residential mortgages	3,721	3,721	—
Commercial	120	120	—
Home equity	1,363	1,464	—
Total impaired loans with no specific reserves	7,679	7,780	—
Total impaired loans	$9,966	$10,155	$291

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$237
Residential mortgages	974	1,185	56
Commercial	50	50	50
Home equity	1,594	1,594	261
Total impaired loans with specific reserves	3,575	3,786	604

Impaired loans with no specific reserves:
Commercial real estate	3,247	3,247	—
Residential mortgages	4,687	4,687	—
Home equity	139	240	—
Total impaired loans with no specific reserves	8,073	8,174	—
Total impaired loans	$11,648	$11,960	$604

The following table provides information about the Company’s impaired loans for the three month periods ended September 30, 2014 and  2013, and the nine month periods ended September 30, 2014 and 2013  (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$957	$—
Residential mortgages	693	—	975	—
Commercial	—	—	50	—
Home equity	1,594	17	1,000	8
Total impaired loans with specific reserves	2,287	17	2,982	8

Impaired loans with no specific reserves:
Commercial real estate	2,856	42	3,261	6
Residential mortgages	3,722	45	4,688	36
Commercial	60	4	137	—
Home equity	1,113	13	1,429	—
Consumer	47	—	11	—
Total impaired loans with no specific reserves	7,798	104	9,526	42
Total impaired loans	$10,085	$121	$12,508	$50

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$418	$—	$957	$—
Residential mortgages	810	42	975	—
Commercial	25	—	50	—
Home equity	1,594	—	750	24
Total impaired loans with specific reserves	2,847	42	2,732	24

Impaired loans with no specific reserves:
Commercial real estate	3,049	96	2,892	18
Residential mortgages	3,895	134	3,962	72
Commercial	30	4	206	—
Home equity	626	20	1,434	—
Consumer	23	—	6	—
Total impaired loans with no specific reserves	7,623	254	8,500	90
Total impaired loans	$10,470	$296	$11,232	$114

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.

The following table summarizes information in regards to TDRs by loan portfolio class as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$3,450	$3	$692	$2	$4,142
Commercial real estate	397	1	—	—	397
Home equity	1,060	2	—	—	1,060
	$4,907	6	$692	2	$5,599

December 31, 2013	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$3,053	2	$2,514	4	$5,567
Commercial real estate	397	1	742	1	1,139
Home equity	1,060	2	—	—	1,060
	$4,510	5	$3,256	5	$7,766

For the three months ended September 30, 2014 and 2013, there were no new TDRs.  The following table summarizes information in regards to TDRs during the nine months ended September 30, 2014 and 2013 (in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2014	Loans	Investments	Investments

Residential mortgages	1	$365	$400

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2013	Loans	Investments	Investments

Residential mortgages	1	$179	$179
Home equity	1	60	60
	2	$239	$239

During the three and nine months ended September 30, 2014 and 2013, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2014, the Company had $3.3 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2014 for guarantees under standby letters of credit issued is not material.

Note 8 — Borrowed Funds

Borrowings consist of long-term debt fixed rate advances from the short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at September 30, 2014 is as follows (in thousands):

	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$4,839	1.50%	5	June 2019
Fixed Rate Amortizing Note	7,380	1.51%	5	July 2019
Fixed Rate Amortizing Note	7,000	1.51%	5	August 2019
Fixed Rate Amortizing Note	5,000	2.02%	7	August 2021

Total FHLB Advances	$24,219	1.61%

The Bank also has drawn down $8.8 million through its overnight line of credit with Atlantic Community Bankers Bank (“ACBB”).  The Bank has an overnight line of credit with ACBB for $10.0 million and an overnight line of credit with First Tennessee Bank for $12.0 million for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no borrowings from the FHLBNY or on any of the lines of credit at December 31, 2013.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,354	$—	$6,354	$—
Government sponsored enterprise obligations	55,760	—	55,760	—
Total securities available for sale	$62,114	$—	$62,114	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,319	$—	$6,319	$—
Government sponsored enterprise obligations	61,729	—	61,729	—
Total securities available for sale	$68,048	$—	$68,048	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$1,996	$—	$—	$1,996

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$2,971	$—	$—	$2,971

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

September 30, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,996	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 19.6% (-11.2%)

			Liquidation Expenses (2)	0% - 41.8% (-20.6%)

December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,971	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 28.1% (-15.8%)

			Liquidation Expenses (2)	0% - 41.8% (-21.2%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at September 30, 2014 and December 31, 2013.

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2014 and December 31, 2013 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	September 30, 2014		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$23,822	$23,822	$23,822	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	62,114	62,114	—	62,114	—
Securities held to maturity	13,106	13,111	—	13,111	—
Restricted investment in bank stock	1,754	1,754	—	1,754	—
Net loans	581,569	584,591	—	—	584,591
Accrued interest receivable	2,454	2,454	—	2,454	—
Financial liabilities:
Deposits	605,666	607,407	278,204	329,203	—
Borrowed funds	33,025	33,023	—	33,023	—
Accrued interest payable	684	684	—	684	—

			(Level 1)	(Level 2)	(Level 3)
	December 31, 2013		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$37,741	$37,741	$37,741	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	68,048	68,048	—	68,048	—
Securities held to maturity	18,011	18,016	—	18,016	—
Restricted investment in bank stock	792	792	—	792	—
Net loans	466,351	468,463	—	—	468,463
Accrued interest receivable	1,456	1,456	—	1,456	—
Financial liabilities:
Deposits	553,320	544,483	229,666	314,817	—
Accrued interest payable	635	635	—	635	—

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

Limitation

The preceding fair value estimates were made at September 30, 2014 and December 31, 2013, based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2014 and December 31, 2013, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.   The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein.  Three basic transition methods are available — full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP.  Nonpublic entities have an additional year to adopt, i.e., the new standard applies for annual periods beginning after December 15, 2017. In addition, the new standard is effective for interim periods within annual periods that begin after December 15, 2018.  The same three transition alternatives apply. Nonpublic entities are allowed to early adopt the new standard, but not any earlier than public entities. The implementation of ASU 2014-09 should not have a material impact on the Company’s financial position or results of operation.

ASU 2014-11 (Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures)

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this ASU require two accounting changes.  First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement.  The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee.  For public business entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The implementation of ASU 2014-11should not have a material impact on the Company’s financial position or results of operation.

ASU 2014-14 (Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force))

In August 2014 the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. Early adoption is permitted, if the entity has already adopted ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Transition methods include a prospective method and a modified retrospective method; however, entities must apply the same transition method as elected under ASU 2014-04.  The implementation of ASU 2014-14should not have a material impact on the Company’s financial position or results of operation.

Note 11. Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Income
Three months ended September 30, 2014
Available for Sale Securities
Realized loss on sale of securities	$(3)	Losses on sale of securities
	1	Income tax expense
Total reclassifications	$(2)	Net of tax

Nine months ended September 30, 2014
Available for Sale Securities
Realized loss on sale of securities	$(5)	Losses on sale of securities
	2	Income tax expense
Total reclassifications	$(3)	Net of tax

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

Critical Accounting Policies, Judgments and Estimates

The consolidated unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  In preparing the consolidated unaudited financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period indicated.  Actual results could differ significantly from those estimates.  Management believes the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 encompass the more significant judgments and estimates used in the preparation of the consolidated unaudited financial statements.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014.  For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K.

Results of Operations

Three Months and Nine Months Ended September 30, 2014 and 2013

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

Net Income

Net income for the third quarter of 2014 was $1.3 million compared to $1.2 million the third quarter of 2013.  An increase of $36 thousand, or 2.9% was primarily due to an increase in net interest income of $1.0 million, a decrease in income tax expense of $115 thousand, offset somewhat by increases in non-interest expenses and the provision for loan losses of $630 and $468 thousand, respectively.

Net income for the nine months ended September 30, 2014 was approximately $3.2 million compared to net income of approximately $3.5 million for the nine months ended September 30, 2013, a decrease of $277 thousand, or 7.9%.  The decrease was due to an increase in non-interest expenses of $1.3 million, an increase in the provision for loan losses of $792 thousand and a decrease in non-interest income of $185 thousand offset by an increase in net interest income of $1.7 million and a decrease in tax expense of $319 thousand.

On a per share basis, basic and diluted earnings per share were $0.23 for the third quarter of 2014 unchanged from the third quarter of 2013.  Basic and diluted earnings per share were $0.60 and $0.59, respectively, for the nine months ended September 30, 2014 as compared to basic and diluted earnings per share of $0.66 and $0.65, respectively, for the nine months ended September 30, 2013, a decrease of $.06, or 9.1% for basic earnings per share, and $.06, or 9.2%, per share for diluted earnings per share.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended September 30, 2014, the growth in net interest income has been powered primarily by increased interest income from loans, including fees.  Interest income on loans increased $1.2 million for the three months ended September 30, 2014 as compared to the corresponding period last year.  This increase in interest income was due to a $97.2 million increase in the average balance of loans during the quarter ended September 30, 2014, up to $567.3 million as compared to the third quarter of 2013 average loan balance of $470.1 million.  Interest expense increased by $177 thousand for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and was due in most part to an increase in the average balance of interest bearing deposits of $50.8 million, up to $512.9 million during the quarter ended September 30, 2014 from $462.1 million on average for the quarter ended September 30, 2013.  The average interest rate paid on interest bearing deposits decreased 5 basis points to 1.26% for the three months ended September 30, 2014, from 1.31% for the corresponding period last year.

During the nine months ended September 30, 2014, net interest income reached $15.7 million compared to $14.0 million for the nine months ended September 30, 2013, an increase of $1.7 million, or 12.3%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in average loans.    Interest income from loans, including fees, securities and federal funds sold reached $20.4 million for the nine months ended September 30, 2014 from $18.5 million for the nine months ended September 30, 2013, an increase of $1.9 million, or 10.4%.  At the same time, total interest expense increased by $211 thousand for the nine months ended September 30, 2014 from the nine months ended September 30, 2013.  The Company’s average rate paid on interest bearing deposits decreased to 1.25% for the nine months ended September 30, 2013, from 1.33% for the nine months ended September 30, 2013.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See Note 6 in Notes to the Unaudited Consolidated Financial Statements in Part I, Item I of this quarterly report on form 10-Q below for additional information about our allowance for loan losses.  The provision for loan losses was $693 thousand and $1.5 million for the three months and nine month periods ended September 30, 2014, respectively, compared to $225 thousand and $685 thousand for the three month and nine month periods ended September 30, 2013.  The increase in the provision is due in most part to the increase in the gross loan balance at September 30, 2014, of $116.2 million to $588.6 million from $472.5 million at December 31, 2013.

Non-interest Income

For the three months ended September 30, 2014, non-interest income increased by $7 thousand to $48 thousand from $41 thousand for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, non-interest income decreased by $185 thousand to $150 thousand from $335 thousand for the nine months ended September 30, 2013.  This decrease was primarily due to the decrease in realized gains on the sales of securities recorded in 2013.  For the nine months ended September 30, 2014, the Company recorded net losses of $5 thousand compared to net gains of $195 thousand for the corresponding period in 2013, on the sales of securities.

Non-interest Expense

Non-interest expense grew to $3.2 million during the third quarter of 2014 compared to $2.6 million in the third quarter of 2013, an increase of approximately $630 thousand.  This increase was due in most part to increases in salaries and employee benefits, professional fees and and occupancy and equipment expense of $273 thousand, $95 thousand and $51 thousand, respectively.  These increases were due in part to general increases in staff, salaries and benefits.   During the nine months ended September 30, 2014, non-interest expense reached approximately $9.2 million from approximately $7.9 million for the nine months ended September 30, 2013, an increase of $1.3 million, or 16.9%.  The nine month increases were due in most part to increases in salaries and benefits, occupancy and equipment expenses, and professional fees of $689 thousand, $160, and $92 thousand, respectively. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily due to general increases in staff, salaries and benefits as well as occupancy costs associated with weather related issues.

Income Tax Expense

The income tax provision decreased $115 thousand to $692 thousand for the three months ended September 30, 2014 from $807 thousand for the quarter ended September 30, 2013.  For the nine months ended September 30, 2014, income tax expense was $2.0 million as compared to $2.3 million for the nine months ended September 30, 2013, representing a decrease of $319 thousand.  The decrease in the income tax expense for both periods of 2014 as compared to 2013 was due to the decrease in pretax income for both 2014 periods as compared to the 2013 periods as well as the establishment by the Company of a Real Estate Investment Trust or REIT.  The REIT was established during the third quarter of 2014.  The effective tax rate for the three and nine month periods ended September 30, 2014, were 35.4% and 37.9%, respectively, compared to 39.7% and 39.5%, respectively, for the corresponding periods in 2013.

FINANCIAL CONDITION

Total consolidated assets increased $90.3 million, or approximately 14.8%, from $610.8 million at December 31, 2013 to $701.1 million at September 30, 2014.  Loans receivable, or “total loans,” increased from $472.5 million at December 31, 2013 to $588.6 million at September 30, 2014, an increase of approximately $116.2 million, or 24.6%.  Total deposits increased from $553.3 million at December 31, 2013 to $605.7 million at September 30, 2014, an increase of $52.3 million, or approximately 9.5%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 24.6% to reach $588.6 million at September 30, 2014 from $472.5 million at December 31 2013.  Commercial real estate, commercial loans, home equity loans, and residential mortgages increased $94.9 million, $10.0 million, $9.9 million and $1.6 million, respectively, during the nine months ended September 30, 2014 as compared to December 31, 2013, offset somewhat by a decrease in consumer loans of $239 thousand.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders and our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

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

Within its non-accrual loans at September 30, 2014, the Bank had two residential mortgage loans that met the definition of a troubled debt restructuring (“TDR”).  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At September 30, 2014, nonaccruing TDR loans had an outstanding balance of $692 thousand and had specific reserves of $30 thousand.  None of these loans were performing in accordance with their modified terms.

During the first nine months of 2014, one residential mortgage loan totaling $365 thousand was modified as a TDR.  This loan is performing in accordance with its modified terms.  During the nine months ended September 30, 2013, two loans totaling $239 thousand to the same person were modified as TDRs.  Both loans are performing in accordance with their modified terms.  At September 30, 2014, the Bank had a total of six accruing loans which met the definition of a TDR.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at September 30, 2014 and December 31, 2013.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were $62.1 million at September 30, 2014 compared to $68.0 million at December 31, 2013.  This decrease was due to the sale of one security during the third quarter of 2014 totaling $2.0 million and the sale of two securities, totaling $5.0 million during the second quarter of 2014, offset somewhat by an increase in the fair value of the AFS investment portfolio.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $605.7 million at September 30, 2014 from $553.3 million at December 31, 2013, an increase of $52.3 million, or 9.5%.  Savings and interest bearing transaction accounts, time deposits and noninterest-bearing deposits increased by $29.6 million, $12.6 million, and $10.1 million, respectively, during the first nine months of 2014.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

Borrowed Funds

Borrowings consist of long term advances from the Federal Home Loan Bank of New York (“ FHLBNY”) and short term advances on lines of credit with Atlantic Community Bankers Bank (“ACBB”).  The long term advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans investment securities.  At September 30, 2014 the Bank had outstanding borrowings of $24.2 million with the FHLBNY and $8.8 million with ACBB.  The Bank had no borrowed funds at December 31, 2013.  The borrowed funds were used to help fund the Bank’s loan growth in the first nine months of 2014.

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

Our total deposits equaled $605.7 million and $553.3 million, respectively, at September 30, 2014 and December 31, 2013.  Cash and cash equivalents decreased from $37.7 million on December 31, 2014 to $23.8 million on September 30, 2014.  The increase in deposits, the decrease in cash and cash equivalents and the increase in borrowed funds funded the increase in loans discussed above.

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

As of September 30, 2014, we have a $12.0 million overnight line of credit with First Tennessee Bank and a $10.0 million overnight line of credit with ACBB for the purchase of federal funds in the event that temporary liquidity needs arise.  There was a total of $8.8 million outstanding under the ACBB facility at September 30, 2014.  We are an approved member of the FHLBNY, and at September 30, 2014 we have a total of $24.2 million in borrowed funds with them.  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2014, as well as the applicable minimum ratios:

			Minimum
			Regulatory
	September 30, 2014	December 31, 2013	Requirements
Risk-Based Capital:
Tier 1 Capital Ratio	10.08%	11.89%	4.00%
Total Capital Ratio	11.20%	13.08%	8.00%
Leverage Ratio	8.89%	9.45%	4.00%

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

As of September 30, 2014, the Company’s management including the President and Chief Executive Officer (our Principal Executive Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2014, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: November 14, 2014		By:	/s/ Michael Lesler
Michael Lesler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Richard Capone
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