Form 10-K
period 2014-12-31
Bancorp of New Jersey, Inc.
filed 2015-03-31
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

for the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $67,978,000 based on the last sale price as of such date.

The number of shares of the registrant’s common stock, no par value, outstanding as of March 17, 2015 was 6,238,041.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders to be held May 21, 2015, are incorporated by reference in Part III of this annual report on Form 10-K.

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

During the third quarter of 2014, the Bank formed BONJ-New Jersey Investment Company, a New Jersey corporation; BONJ- Delaware Investment Company, a Delaware corporation; and BONJ REIT Inc., a New Jersey corporation.  These subsidiaries were formed as part of the establishment by the Company of a real estate investment trust to reduce the Company’s effective corporate tax rate.

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional eight branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, 4 Park Street, Harrington Park, New Jersey, 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.  A tenth location at 750 East Palisade Avenue, Englewood Cliffs, NJ, 07632 has received approval from the New Jersey Department of Banking and Insurance, sometimes referred to as “NJDOBI”, and the Federal Deposit Insurance Corporation, or “FDIC”.  The branch is expected to open in 2015.

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

•                  To provide direct access to Bank management by members of the community, whether during or after business hours;

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

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 87.9% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2014.

Employees

At December 31, 2014, the Company employed seventy-one full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

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

The Federal Deposit Insurance Act (“FDIA”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution.  If an insured depository institution fails, insured and uninsured depositors, along with the FDIC will have priority in payment ahead of unsecured, non-deposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 2014, the Company met both requirements with Tier 1 and Total capital ratios of 9.39% and 10.51%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. At December 31, 2014, the Company’s leverage ratio was 8.16%.

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

As of December 31, 2014, the Bank was classified as “well capitalized.”  This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Beginning January 1, 2015, all insured depository institutions must incorporate the revised regulatory capital requirements (see Supervision and Regulation — Regulatory Capital Changes) into the prompt corrective action framework, including the new common equity tier 1 capital asset ratio and a higher tier 1 risk-based capital ratio.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2014, the bank maintains a “satisfactory” CRA rating.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its eight additional branches.  The following table sets forth certain information regarding the Company’s properties as of the date of this report.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2020
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	November, 2018
Harrington Park, NJ, 07640

104 Grand Avenue	Leased	January, 2017
Englewood, NJ 07631

354 Palisade Avenue	Leased	January, 2017
Cliffside Park, NJ 07010

585 Chestnut Ridge Road	Leased	August, 2017
Woodcliff Lake, NJ 07677

750 Palisade Avenue	Leased	December, 2018
Englewood Cliffs, NJ 07632

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market in which the Company’s common stock is traded is the NYSE MKT LLC exchange.  The Company’s common stock trades under the symbol “BKJ”.

The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low
Year Ended December 31, 2014
Fourth quarter	$12.29	$10.50
Third quarter	12.99	11.01
Second quarter	14.26	12.66
First quarter	15.08	12.75

Year Ended December 31, 2013
Fourth quarter	$14.41	$12.74
Third quarter	15.59	13.39
Second quarter	15.00	12.55
First quarter	14.62	12.50

Holders

As of March 18, 2015 there were approximately 1,002 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Dividends

In 2014, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively, and the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future.

In 2013, the Company declared four quarterly cash dividends.  Cash dividends of $0.06 per share were paid to shareholders on March 31, 2013, June 28, 2013, September 30, 2013 and December 31, 2013.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following tables summarize our equity compensation plan information as of December 31, 2014:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	161,900	$10.21	30,084

2007 Non-Qualified Stock Option Plan for Directors	331,334	$11.50	43,334

2011 Equity Incentive Plan	—	N/A	166,282

Equity compensation plans not approved by security holders	—	—	—

Total	493,234	$11.11	239,700

See Note 12 to our audited financial statements included in this Annual Report on Form 10-K for a description of the material features of each plan.

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

OVERVIEW AND STRATEGY

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006.  On July 31, 2007, the Company became the bank holding company of the Bank.  On June 3, 2008, the Company’s common stock was listed on the American Stock Exchange, now NYSE MKT LLC.  We currently operate an eight branch network and have received FDIC and NJDOBI approval to open our ninth location.  Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current eight additional offices are located at 204 Main Street, Fort Lee, NJ  07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 4 Park Street, Harrington Park, NJ 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.  Our ninth branch location will be located at 750 East Palisade Avenue, Englewood Cliffs, NJ 07632 and is expected to open during 2015.

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

•                  To provide direct access to Bank management by members of the community, whether during or after business hours;

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

At December 31, 2014 and 2013, respectively, we consider the ALLL of $7.2 million and $5.8 million adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2014 and 2013, the bank had eighteen impaired loans.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).  Unrealized losses at December 31, 2014 consisted of losses on twenty one investments in government sponsored enterprise obligations, and three in U. S. Treasury securities, which were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.  Twenty three of the investments with unrealized losses at December 31, 2014 were in a loss position for more than twelve months.  At December 31, 2014 and 2013, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS - Years ended December 31, 2014 and 2013

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

NET INCOME

For the year ended December 31, 2014, net income decreased by $864 thousand, to $3.8 million from $4.7 million for the year ended December 31, 2013.  The decrease in net income for the year ended December 31, 2014 compared to 2013 was due to increases in the provision for loan losses and non-interest expense  of $2.3 million and $1.9 million, respectively, and a decrease in non-interest income of $188 thousand, offset somewhat by an increase in net interest income of $2.6 million and a decrease in tax expense of $934 thousand.  The increase in net interest income is reflective of the growth in interest-earning assets, offset somewhat by an increase in non-accruing loans during the fourth quarter. The increase in the provision for loan losses was due to the $161.5 million increase in loans during the year as well as to the write down of three loans totaling $960 thousand during the fourth quarter of 2014.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2014 were $0.71 and $0.70, respectively, as compared to basic and diluted earnings per share of $0.88 and $0.87, respectively, for the year ended December 31, 2013.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the average volumes of interest-earning assets and interest bearing liabilities and the yield earned or the interest paid on them.  For the year ended December 31, 2014, net interest income increased by $2.6 million, or 13.6%, to $21.2 million from $18.7 million for the year ended December 31, 2013.  This increase in net interest income was primarily the result of an increase in average loans of $87.9 million, or 19.1%, during 2014, as compared to 2013, as well as a decrease in the cost of interest bearing liabilities, which decreased by 7 basis points for 2014, to 1.25% from the 2013 average rate of 1.32%, offset somewhat by an increase in non-accruing loans during the fourth quarter of 2014 of $6.1 million.  This increase in non-accruing loans included three loans totaling $3.9 million that meet the definition of a troubled debt restructuring loan (“TDR”).   TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  These three TDRs are performing in accordance with their modified terms.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2014, 2013 and 2012, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2014, 2013, and 2012 was $46, $16, and $6 thousand, respectively.  Securities available for sale are reflected in the following table at amortized cost.  Nonaccrual loans are included in the average loan balance.   Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 40% in 2014, 2013 and 2012.

For the years ended December 31,

(dollars in thousands)

	2014			2013			2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

ASSETS:
Interest-Earning Assets:
Loans	$548,370	26,879	4.90%	$460,492	23,635	5.13%	$400,854	$21,566	5.38%
Securities	79,872	973	1.22	78,040	1,099	1.41	82,524	1,788	2.17
Federal Funds Sold	1,351	5	0.37	2,061	9	0.44	2,673	8	0.30
Interest-earning cash accounts	24,191	48	0.20	33,378	70	0.21	30,251	66	0.22
Total interest-earning Assets	653,784	27,905	4.27%	573,971	24,813	4.32%	516,302	23,428	4.54%
Non-interest earning Assets	19,030			17,332			16,389
Allowance for Loan Losses	(6,233)			(5,423)			(4,889)
	$666,581			$585,880			$527,802

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Demand Deposits	$27,384	$65	0.24%	$23,538	$52	0.22%	$16,158	$38	0.24%
Savings Deposits	47,572	398	0.84	15,617	104	0.67	8,259	41	0.50
Money Market Deposits	112,021	536	0.48	112,406	640	0.57	87,252	442	0.51
Time Deposits	328,927	5,397	1.64	309,349	5,303	1.71	303,128	5,554	1.83
Borrowed Funds	14,732	215	1.46	1	—	—	3	—	—
Total Interest Bearing Liabilities	530,636	6,611	1.25%	460,911	6,099	1.32%	414,800	6,075	1.46%
Non-Interest Bearing Liabilities:
Demand Deposits	75,484			67,562			57,355
Other Liabilities	2,021			2,451			2,117
Total Non-Interest Bearing Liabilities	77,505			70,013			59,472
Stockholders’ Equity	58,440			54,956			53,530
LIABILITIES AND STOCKHOLDERS’ EQUITY:	$666,581			$585,880			$527,802

Net Interest Income
(Tax Equivalent Basis)		$21,294			$18,714			$17,353
Tax Equivalent Basis adjustment		(46)			(16)			(6)
Net Interest Income		$21,248			$18,698			$17,347
Net Interest Rate Spread			3.02%			3.00%			3.08%
Net Interest Margin			3.26%			3.26%			3.36%
Ratio of Interest-Earning Assets to Interest-Bearing Liabilities	1.23			1.25			1.24

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2014 and 2013, respectively (in thousands):

	Year ended December 31, 2014 compared with 2013			Year ended December 31, 2013 compared with 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$4,240	$(996)	$3,244	$3,009	$(940)	$2,069
Securities	26	(182)	(156)	(92)	(607)	(699)
Federal funds sold	(3)	(1)	(4)	(1)	2	1
Interest bearing deposits in banks	(19)	(3)	(22)	7	(3)	4
Total interest income	4,244	(1,182)	3,062	2,923	(1,548)	1,375

Interest expense:
Demand deposits	8	5	13	17	(3)	14
Savings deposits	262	32	294	46	17	63
Money market deposits	(2)	(102)	(104)	141	57	198
Time deposits	266	(172)	94	114	(365)	(251)
Borrowed funds	179	36	215	—		—
Total interest expense	713	(201)	512	318	(294)	24
Change in net interest income	$3,531	$(981)	$2,550	$2,605	$(1,254)	$1,351

PROVISION FOR LOAN LOSSES

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio.  For the year ended December 31, 2014, the Company’s provision for loan losses was $3.1 million, an increase of $2.3 million from the provision of $810 thousand for the year ended December 31, 2013.  The increase was due to the increase in loans during 2014 of $161.5 million, and the whole or partial charge-offs of three loans totaling approximately $950 thousand during the fourth quarter of 2014.  See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.

NON-INTEREST INCOME

Non-interest income which consists primarily of service fees received from deposit accounts and gains (losses) on the sales of securities for the year ended December 31, 2014, was $191 thousand, a decrease of $188 thousand from the $379 thousand received during the year ended December 31, 2013.  The decrease in non-interest income was primarily due to a $211 thousand decrease in gains on the sales of securities to a loss of $16 thousand in 2014 from net gains of $195 thousand in 2013.

NON-INTEREST EXPENSES

Non-interest expenses for the year ended December 31, 2014 amounted to $12.5 million, an increase of $1.9 million, or 17.9% over the $10.6 million for the year ended December 31, 2013.  This increase was due in most part to increases in salaries and employee benefits, other expenses and occupancy and equipment expense of $1.0 million, $377 thousand and $193 thousand, respectively.  The increases in salaries and employee benefits and occupancy and equipment were primarily due to general increases in staff, salaries and benefits as well as occupancy costs associated with weather related issues as well as an increase in the monthly rental for our

Englewood Cliffs office, due to the addition of land related to the Bank’s anticipated drive up window and parking.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2014 and 2013 was $2.1 million and $3.1 million, respectively, representing a decrease of $934 thousand.  The decrease in the income tax expense for 2014 as compared to 2013 was due to the decrease in pretax income for 2014 as compared to 2013 as well as the establishment by the Company of a Real Estate Investment Trust or REIT.  The REIT was established during the third quarter of 2014.  The effective tax rate for 2014, was 35.9% compared to 39.6% for the 2013.

FINANCIAL CONDITION — Years ended December 31, 2014 and December 31, 2013

Total consolidated assets increased $132.9 million, or 21.8%, from $610.8 million at December 31, 2013 to $743.7 million at December 31, 2014.  Total loans increased from $472.5 million at December 31, 2013 to $634.0 million at December 31, 2014, an increase of $161.5 million or 34.2%.  Total deposits increased from $553.3 million at December 31, 2013 to $649.0 million at December 31, 2014, an increase of $95.7 million, or 17.3%.

LOANS

Our loan portfolio is the primary component of our assets.  Total loans, excluding net deferred fees and costs and the allowance for loan losses, increased by 34.2% from $472.5 million at December 31, 2013, to $634.0 million at December 31, 2014.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders and our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to future consolidation of banking institutions within our market, which we expect to see as a result of increased regulatory standards, market pressures, and the overall economy.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.

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

Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.  We have not made loans to borrowers outside of the United States.  We have not made any sub-prime loans.  Commercial lending activities are focused primarily on lending to small business borrowers.  We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans.  Furthermore, we believe that bank mergers and lending restrictions at larger financial institutions with which we compete have also contributed to the success of our efforts to attract borrowers. Additionally, our capital position and safety has also become important to potential borrowers.

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2014, 2013, 2012, 2011 and 2010 (in thousands):

	December 31,
	2014	2013	2012	2011	2010

Commercial real estate	$431,727	$298,548	$246,545	$186,187	$142,198
Residential mortgages	56,079	53,601	54,332	52,595	52,407
Commercial	75,174	57,634	64,900	57,464	46,073
Home equity	69,631	61,204	68,737	67,895	60,378
Consumer	1,347	1,478	1,215	1,019	1,047

Total Loans	$633,958	$472,465	$435,729	$365,160	$302,103

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2014 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial real estate	$53,898	$23,740	$340,294	$417,932
Residential mortgages	—	7,261	48,818	56,079
Commercial	1,297	2,694	4,145	8,136
Home equity	1,843	10,341	4,571	16,755
Consumer	345	760	127	1,232

Loans with Adjustable Rate
Commercial real estate	$10,040	$3,755	$—	13,795
Commercial	60,968	2,738	3,332	67,038
Home equity	408	1,500	50,968	52,876
Consumer	115	—	—	115

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

As of December 31, 2014 the Bank had sixteen nonaccrual loans totaling approximately $8.5 million, all of which have no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $544 thousand for the year ended December 31, 2014.  Within its nonaccrual loans at December 31, 2014, the Bank had five residential mortgage loans, two home equity loans and commercial real estate mortgage that met the definition of a TDR loan. TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2014, the five residential mortgages, two home equity loans and the one commercial real estate mortgage TDR loans had cumulative balances of $4.0 million, $954 thousand and $377 thousand, respectively and all have no specific reserves connected with them.

As of December 31, 2013 the Bank had twelve nonaccrual loans totaling approximately $5.0 million, of which nine loans totaling approximately $2.6 million have specific reserves of $454 thousand and three loans totaling approximately $2.5 million have no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $295 thousand for the year ended December 31, 2013.

Within its nonaccrual loans at December 31, 2013, the Bank had four residential mortgage loans and one commercial real estate mortgage loan that met the definition of a TDR loan. At December 31, 2013, three of these residential TDR loans had a cumulative balance of $879 thousand, had specific reserves connected with them of $53 thousand and were not performing in accordance with their modified terms.  The fourth residential loan classified as a TDR had an outstanding balance of $1.6 million, had no specific reserve and was not performing in accordance with its modified terms.  The commercial real estate mortgage loan classified as a TDR had an outstanding balance of $742 thousand, had no specific reserve and was not performing in accordance with its modified terms.

The following table sets forth certain information regarding the Company’s impaired loans, nonaccrual loans, troubled debt restructured loans, accruing loans 90 days or more past due, and OREO as of December 31, 2014, 2013, 2012, 2011 and 2010:

	2014	2013	2012	2011	2010
Nonaccrual loans
Commercial real estate	1,787	1,700	$1,704	$1,733	$1,580
Residential mortgages	4,279	2,608	2,509	2,487	554
Commercial	—	50	325	325	—
Home equity	2,453	673	1,408	1,253	25
Total nonaccrual loans	8,519	5,031	5,946	5,798	2,159

Performing troubled debt restructured loans
Commercial real estate	—	397	3,557	—	—
Residential mortgages	175	3,053	—	254	972
Home equity	60	1,060	—	—	—
Total performing impaired and troubled debt restructured loans	235	4,510	3,557	254	972

Total nonperforming loans	8,754	9,541	9,503	6,052	3,131
Other real estate owned	897	964	—	—	1,938
Total nonperforming assets and performing troubled debt restructured loans	$9,651	$10,505	$9,503	$6,052	$5,069

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

ALLOWANCE FOR LOAN LOSSES

Our ALLL totaled $7.2 million, $5.8 million and $5.1 million, respectively, at December 31, 2014, 2013, and 2012.  The growth of the allowance is primarily due to the growth and composition of the loan portfolio, including growth in commercial real estate loans as a percentage of the portfolio.

The following is an analysis of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	2014	2013	2012	2011	2010

Balance, January 1	$5,775	$5,072	$4,474	$3,749	$2,792

Charge-offs:
Residential mortgages	(32)	—	(168)	(43)	(160)
Consumer loans	(93)	(22)	—	—	(219)
Home equity	(72)	—	(101)	(25)	—
Commercial	(327)	—	(340)	—	—
Commercial real estate	(940)	(89)	—	(394)	—

Recoveries:
Commercial real estate	—	—	6	2	—
Commercial	4	4	3	—	—
Consumer loans	—	—	—	2	1

Net charge-offs	(1,460)	(107)	(600)	(458)	(378)
Reclass reserve for unfunded loans	(198)	—	—	—	—
Provision charged to expense	3,075	810	1,198	1,183	1,335
Balance, December 31	$7,192	$5,775	$5,072	$4,474	$3,749

Ratio of net charge-offs to average loans Outstanding	0.27%	0.02%	0.15%	0.14%	0.14%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated (dollars in thousands) :

	2014			2013
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$5,298	73.67%	76.95%	$4,032	69.82%	74.54%
Commercial	1,128	15.68%	11.86%	969	16.78%	12.20%
Home equity	500	6.95%	10.98%	593	10.27%	12.95%
Consumer	24	0.33%	0.21%	26	0.45%	0.31%

	6,950	96.63%	100.00%	5,620	97.32%	100.00%
Unallocated reserves	242	3.37%		155	2.68%

	$7,192	100.00%		$5,775	100.00%

	2012			2011			2010
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$3,472	68.46%	69.05%	$2,878	64.33%	65.39%	$2,328	62.10%	65.25%
Commercial	1,033	20.37%	14.89%	827	18.48%	15.74%	627	16.72%	23.37%
Home equity	383	7.55%	15.78%	368	8.23%	18.59%	358	9.55%	10.72%
Consumer	24	0.47%	0.28%	21	0.47%	0.28%	22	0.59%	0.66%

	4,912	96.85%	100.00%	4,094	91.51%	100.00%	3,335	88.96%	100.00%
Unallocated reserves	160	3.15%		380	8.49%		414	11.04%

	$5,072	100.00%		$4,474	100.00%		$3,749	100.00%

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

INVESTMENT SECURITIES

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2014 and 2013, the portfolio was composed of U.S. Treasury securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

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

At December 31, 2014, total securities aggregated $74.4 million, of which $58.5 million were classified as AFS and $15.9 million were classified as HTM.  The Company had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2014, 2013, and 2012, respectively (in thousands):

	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprise obligations	$53,000	$52,049	$64,000	$61,729	$70,051	$70,303
U.S. Treasury obligations	6,623	6,402	6,733	6,319	17,985	18,177
Total available for sale	59,623	58,451	70,733	68,048	88,036	88,480

Held to Maturity
Obligations of states and political subdivisions	11,923	11,923	10,014	10,014	5,482	5,482
Government sponsored enterprise obligations	—	—	3,998	4,008	—	—
U.S. Treasury obligations	4,000	3,998	3,999	3,994	—	—
Total held to maturity	15,923	15,921	18,011	18,016	5,482	5,482
Total Investment Securities	$75,546	$74,372	$88,744	$86,064	$93,518	$93,962

The following tables set forth as of December 31, 2014 and 2013, the maturity distribution of the Company’s debt investment portfolio (in thousands):

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2014	Cost	Value	Cost	Value	Yield (1)

1 year or less
U.S. Treasury obligations	$4,000	$3,998	$—	$—	0.26%
Government sponsored enterprise obligations	—	—	3,000	2,994	0.70%
Obligations of states and political subdivisions	11,923	11,923	—	—	0.63%
	15,923	15,921	3,000	2,994	0.56%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	43,000	42,231	1.28%
	—	—	43,000	42,231	1.28%

After 5 years to 10 years
U.S. Treasury obligations	—	—	6,623	6,402	1.10%
Government sponsored enterprise obligations	—	—	7,000	6,824	1.71%
	—	—	13,623	13,226	1.41%

Total	$15,923	$15,921	$59,623	$58,451	1.12%

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2013	Cost	Value	Cost	Value	Yield (1)

1 year or less
Obligations of states and political subdivisions	$10,014	$10,014	$—	$—	0.58%
	10,014	10,014	—	—	0.58%

After 1 year to 5 years
U.S. Treasury obligations	3,999	3,994	—	—	0.26%
Government sponsored enterprise obligations	3,998	4,008	29,000	28,573	0.88%
	7,997	8,002	29,000	28,573	0.81%

After 5 years to 10 years
U.S. Treasury obligations	—	—	6,733	6,319	1.10%
Government sponsored enterprise obligations	—	—	35,000	33,156	1.45%
	—	—	41,733	39,475	1.40%

Total	$18,011	$18,016	$70,733	$68,048	1.06%

During 2014, the Company sold five securities from its available for sale portfolio.  The Company recognized losses of approximately $16 thousand from the sale of these five securities.  During 2013, the Company sold sixteen securities from its available for sale portfolio.  The Company recognized gains of approximately $541 thousand from six of the securities sold and a loss of approximately $346 thousand from the sale of eight of the securities, resulting in net gains of approximately $195 thousand from the transactions. One security was sold at par and no gain or loss was recorded.

DEPOSITS

Deposits are our primary source of funds.  We experienced a growth of $95.7 million, or 17.3%, in deposits from $553.3 million at December 31, 2013 to $649.0 million at December 31, 2014.  This increase consists of increases in time deposits, savings accounts, and noninterest-bearing demand accounts, which increased $44.1 million, $33.9 million, and $19.9 million, respectively, offset somewhat by a decrease in interest-bearing demand accounts, which decreased $2.2 million.  In the Company’s December 31, 2014 balance of time deposits, $37.9 million are considered brokered deposits and $16.1 million were obtained through an internet listing service.  We believe the overall increase in deposits reflects our competitive but disciplined rate structure and the public perception of our safety and soundness.  During this interest rate environment, our deposit products have allowed the Bank to increase its overall deposits while still being able to reduce its overall cost of deposits.  The increase is also attributable to the continued referrals of our board of directors, stockholders, management, and staff.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2014		2013		2012
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest bearing demand	$89,510		$69,620		$65,910
Interest bearing demand and money markets	135,604	0.43%	137,782	0.50%	138,484	0.47%
Savings	64,981	0.84%	31,101	0.66%	8,862	0.50%
Time deposits	358,879	1.64%	314,817	1.71%	302,479	1.83%

	$648,974		$553,320		$515,735

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2014 (in thousands):

Three months or less	$46,635
Over three months through 6 months	68,771
Over six months through twelve months	58,381
Over one year through three years	100,446
Over three years	30,250
$304,483

RETURN ON EQUITY AND ASSETS

The following table summarizes our return on assets, or net income divided by average total assets, return on equity, or net income divided by average equity, equity to assets ratio, or average equity divided by average total assets and dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Fiancial Ratios:	2014	2013	2012
Return on Average Assets (ROA)	0.57%	0.79%	0.80%
Return on Average Equity (ROE)	6.49%	8.47%	7.91%
Equity to Total Assets	8.05%	9.16%	9.40%
Dividend Payout Ratio	33.94%	27.27%	59.26%

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

Our total deposits equaled $649.0 million and $553.3 million, respectively, at December 31, 2014 and 2013.  The growth in funds provided by deposit inflows during this period coupled with our borrowed funds and cash position at the end of 2014 has been sufficient to provide for our loan demand.

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

At December 31, 2014, the Bank has borrowed funds of $33.0 million.  These borrowings consist of long-term debt fixed rate amortizing advances from the Federal Home Loan Bank of New York, or “FHLBNY”.  We also have a $12.0 million overnight line of credit facility available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability.  Because we have only $4.8 million of interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk.  Our loan maturity assumptions are based upon actual maturities within the loan portfolio.  Equity securities have been included in “Other Assets” as they are not interest rate sensitive.  At December 31, 2014, we were within the target gap range established by ALCO.

Cumulative Rate Sensitive Balance Sheet

December 31, 2014

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$7,127	$11,776	$15,922	$61,148	$13,226	$74,374

Loans:
Commercial	67,596	67,661	68,335	71,029	4,145	75,174
Real Estate	26,510	41,617	70,922	300,855	186,951	487,806
Home Equity	52,928	52,928	54,728	65,060	4,571	69,631
Consumer	174	317	460	1,286	61	1,347

Federal Funds sold and
Interest-Bearing Deposits in Banks	21,842	21,842	21,842	21,842	—	21,842
Other Assets	—	—	—	—	13,510	13,510

TOTAL ASSETS	$176,177	$196,141	$232,209	$521,220	$222,464	$743,684

Transaction / Demand
Accounts	$26,151	$26,151	$26,151	$26,151	$—	$26,151
Money Market	109,453	109,453	109,453	109,453	—	109,453
Savings Deposits	64,981	64,981	64,981	64,981	—	64,981
Time Deposits	55,056	88,919	206,711	358,879	—	358,879

Borrowed Funds	—	—	—	28,117	4,833	32,950
Other Liabilities	—	—	—	—	91,380	91,380
Equity	—	—	—	—	59,894	59,894

TOTAL LIABILITIES AND EQUITY	$255,641	$289,504	$407,296	$587,581	$156,107	$743,688

Dollar Gap	$(79,464)	$(93,363)	$(175,087)	$(66,361)
Gap / Total Assets	-10.69%	-12.55%	-23.54%	-8.92%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	68.92%	67.75%	57.01%	88.71%

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

We continually evaluate interest rate risk management opportunities.  During 2014, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2014.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2014

(Dollars in thousands)

	Avg. Int. Rate	2015	2016	2017	2018	2019	There- After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.90%	$194,446	$33,286	$80,439	$54,247	$75,747	$195,793	$633,958	$636,296
Securities net of equity securities	1.22%	15,923	2,994	1,995	12,824	27,413	13,225	74,374	74,374

Fed Funds Sold
	0.37%	456	—	—	—	—	—	456	456
Interest-earning cash and time deposits	0.20%	20,386	—	—	—	—	—	20,386	20,386

Interest Rate Sensitive Liabilities :

Interest bearing demand deposits and money market accounts	0.43%	135,604	—	—	—	—	—	135,604	135,064

Savings deposits	0.84%	64,981	—	—	—	—	—	64,981	64,981

Time deposits	1.64%	206,711	90,914	27,695	13,037	20,522	—	358,879	360,634

Borrowed Funds	1.46%	$—	$—	$—	$—	$28,117	$4,833	$32,950	$32,972

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2014 and 2013, as well as regulatory capital category definitions:

			Minimum Requirements
			to be	Minimum Requirements
			“Adequately	to be
	December 31, 2014	December 31, 2013	Capitalized”	“Well Capitalized”
Risk-Based Capital :
Tier 1 Capital Ratio	9.39%	11.89%	4.00%	6.00%
Total Capital Ratio	10.51%	13.08%	8.00%	10.00%
Leverage Ratio	8.16%	9.45%	4.00%	5.00%

The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2014 and 2013, respectively.  As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.

The Bank’s capital ratios as presented in the table above are similar to those of the Company.

RECENT DEVELOPMENTS

On March 2, 2015, the Company closed on a private placement of approximately $9.5 million, or 868,057 shares of its common stock at a price of $10.95 per share. The shares of common stock were offered and were sold in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  Each of the investors in the private placement is a member of the Company’s board of directors or related party. The Company has contributed the proceeds, net of costs associated with the private placement, to its banking subsidiary, Bank of New Jersey, to enhance its capital, fund future growth and for general working capital.

See “Regulatory Capital Changes” in Part I, Item 1 of this report for additional information regarding regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$1,279	$2,193	$1,448	$1,740	$6,660
Remaining contractual maturities of borrowed funds	—	—	28,117	4,833	32,950
Remaining contractual maturities of time deposits	206,711	118,609	33,559	—	358,879
Total Contractual Obligations	$207,990	$120,802	$63,124	$6,573	$398,489

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2014 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$90,577
Home equities	27,376
Standby letters of credit and other	2,311
$120,264

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

We have audited the accompanying consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   BDO USA, LLP

New York, New York

March 31, 2015

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Dollars in thousands, except share data)

	2014	2013

Assets

Cash and due from banks	$1,218	$2,115
Interest bearing deposits	20,386	35,168
Federal funds sold	456	458
Total cash and cash equivalents	22,060	37,741

Interest bearing time deposits	1,000	1,000

Securities available for sale	58,451	68,048
Securities held to maturity (fair value approximates $15,921 and $18,016 at December 31, 2014 and 2013, respectively)	15,923	18,011
Restricted investment in bank stock, at cost	2,162	792

Loans:	633,958	472,465
Deferred loan fees and costs, net	(414)	(339)
Allowance for loan losses	(7,192)	(5,775)
Net loans	626,352	466,351

Premises and equipment, net	10,136	10,427
Accrued interest receivable	2,441	1,456
Other real estate owned	897	964
Other assets	4,266	6,001
Total assets	$743,688	$610,791

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$89,510	$69,620

Interest-bearing deposits
Demand, savings, money market and time deposits	254,981	219,145
Time deposits of $100 or more	304,483	264,555
Total deposits	648,974	553,320

Borrowed funds	32,950	—
Accrued expenses and other liabilities	1,870	1,521
Total liabilities	683,794	554,841

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 5,369,984 at December 31, 2014 and 5,340,266 at December 31, 2013	50,998	50,475
Retained earnings	9,635	7,132
Accumulated other comprehensive loss	(739)	(1,657)
Total stockholders’ equity	59,894	55,950
Total liabilities and stockholders’ equity	$743,688	$610,791

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2014 and 2013

(Dollars in thousands, except per share data)

	2014	2013

Interest income:
Loans, including fees	$26,879	$23,635
Securities	927	1,083
Interest-earning deposits in banks	48	70
Federal funds sold	5	9
Total interest income	27,859	24,797

Interest expense:
Savings and money markets	999	796
Time deposits	5,397	5,303
Borrowed funds	215	—
Total interest expense	6,611	6,099

Net interest income	21,248	18,698

Provision for loan losses	3,075	810
Net interest income after provision for loan losses	18,173	17,888

Non interest income
Fees and service charges on deposit accounts	207	178
Fees earned from mortgage referrals	—	6
Gains (losses) on sale of securities	(16)	195
Total non interest income	191	379

Non interest expense
Salaries and employee benefits	6,503	5,495
Occupancy and equipment expense	2,608	2,415
FDIC and state assessments	399	360
Legal fees	217	177
Other real estate owned related expenses	54	—
Professional fees	444	330
Data processing	817	747
Other operating expenses	1,411	1,034
Total non interest expenses	12,453	10,558

Income before income taxes	5,911	7,709
Income tax expense	2,121	3,055

Net income	$3,790	$4,654

Earnings per share:
Basic	$0.71	$0.88
Diluted	$0.70	$0.87

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2014 and 2013

(Dollars in Thousands)

	2014	2013

Net income	$3,790	$4,654
Other comprehensive income:
Net unrealized holding gains (losses) on securities available for sale arising during the period, net of income tax expense (benefit) of $600 and ($1,251), respectively	928	(2,073)
Reclassification adjustment for (losses) gains on sale of securities, net of income tax (benefit) expense of $(6) and $63, respectively	(10)	132
Other comprehensive income (loss)	918	(1,941)
Comprehensive income	$4,708	$2,713

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2014 and 2013

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss) Income	Total
Balance at January 1, 2013	49,689	3,747	284	53,720

Exercise of stock options (53,334 shares)	614	—	—	614
Stock based compensation	172	—	—	172
Dividends on common stock ($0.24 per share)	—	(1,269)	—	(1,269)
Net income	—	4,654	—	4,654
Total other comprehensive loss	—	—	(1,941)	(1,941)

Balance at December 31, 2013	50,475	7,132	(1,657)	55,950

Exercise of stock options (26,000 shares)	273	—	—	273
Stock based compensation	250	—	—	250
Dividends on common stock ($0.24 per share)	—	(1,287)	—	(1,287)
Net income	—	3,790	—	3,790
Total other comprehensive income	—	—	918	918

Balance at December 31, 2014	$50,998	$9,635	$(739)	$59,894

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014 and 2013

(In Thousands)

	2014	2013
Cash flows from operating activities:
Net income	$3,790	$4,654
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	3,075	810
Amortization of securities premiums	109	88
Deferred tax benefit	(406)	(354)
Depreciation and amortization	570	520
Stock based compensation	250	172
Accretion of net loan origination fees	75	231
Loss (gain) on sale of securities	16	(195)
Loss on sale of other real estate owned	54	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(985)	276
Decrease (increase) in other assets	1,545	(1,477)
(Decrease) increase in other liabilities	349	(398)
Net cash provided by operating activities	8,442	4,327

Cash flows from investing activities:
Purchases of securities available for sale	—	(48,000)
Purchases of securities held to maturity	(11,923)	(24,008)
Proceeds from maturities of securities held to maturity	14,014	11,479
Proceeds from called or matured securities available for sale	—	18,031
Proceeds from sales of securities available for sale	10,984	47,379
Purchase of interest bearing time deposits	—	(750)
Purchase of restricted investment in bank stock	(1,370)	(123)
Proceeds from sale of other real estate owned	1,090	—
Net increase in loans	(164,229)	(37,879)
Purchases of premises and equipment	(279)	(723)
Net cash used in investing activities	(151,713)	(34,594)

Cash flows from financing activities:
Net increase in deposits	95,654	37,585
Net increase in borrowed funds	32,950	—
Dividends paid	(1,287)	(1,269)
Proceeds from exercise of options	273	614
Net cash provided by financing activities	127,590	36,930

(Decrease) increase in cash and cash equivalents	(15,681)	6,663
Cash and cash equivalents at beginning of year	37,741	31,078
Cash and cash equivalents at end of year	$22,060	$37,741

Supplemental information:
Cash paid during the year for:
Interest	$6,488	$6,142
Taxes	$2,464	$3,680

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$1,077	$964

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the December 31, 2014 presentation.  These reclassifications did not have an impact on income, stockholders’ equity or cash flows as previously reported.

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

During the second quarter of 2009, the Bank formed BONJ-New York Corporation.  The New York subsidiary is engaged in the business of acquiring, managing and administering portions of Bank of New Jersey’s investment and loan portofolios.  During 2014, the Bank formed BONJ-Delaware Investment Company and BONJ-New Jersey Investment Company to use to acquire, manage and administer portions of the Bank of New Jersey’s investments and loans.  Also in 2014, the Bank formed BONJ-REIT, Inc.  This company was formed to acquire, manage and administer portions of the Bank’s loans.  BONJ-Reit, Inc. is owned by BONJ-Delaware Investment Company.

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

Regulators

The Bank is subject to federal and New Jersey statutes aplicable to banks chartered under the New Jersey banking laws.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Accordingly, the Bank is subject to regulation, supervision, and examination by the New Jersey State Department of Banking and Insurance and the FDIC.  The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System.

Securities

The Company reports investment securities in one of the following categories: (i) held to matruity (management has the intent and ability to hold to maturity), which are reported at amortized cost; (ii) trading (held for current resale), which are reported at fair value, with unrealized gaines and losses included in earngings; and (iii) available for sale, which are reported at fair value, with unrealized gains and lossess excluded from earnings and reported as a separate component of stockholders’ equity.  The Company has classified all of its holdings of investment securities as either held to matruity or available for sale.  At the time a security is purchased, a determination is made as to the approproiate classification.

Premiums and discounts on investment securities are amortized as expense and accreted as income over the estimated life of the respective security using a method that generally approximates the level-yield method.  Gains and losses on the sales of investment securities are recognized upon realization, using the specific identification method and shown separately in the consolidate statements of income.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at aleast a quarterly basis, and more frequently when economic or market condictions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirment to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of income and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss).  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

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

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: commercial and industrial (“commercial”) and commercial real estate which includes commercial construction loans.  Consumer loans consist of residential mortgage loans, home equity loans and other consumer loans.

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

The Company recorded stock-based compensation expense of $250 thousand and $172 thousand during 2014 and 2013, respectively.  At December 31, 2014, the Company had no unrecognized compensation expense related to stock options.  At December 31, 2014, the Company had $664,000 of unrecognized compensation expense related to unvested restricted stock outstanding at December 31, 2014.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $245 thousand and $109 thousand for 2014 and 2013, respectively.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank (the “FHLB”) of $2.1 million and $692 thousand and Atlantic Community Bankers Bank, formerly Atlantic Central Bankers Bank (the “ACBB”) of $100 thousand and $100 thousand, as of December 31, 2014 and 2013, respectively.  Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2014 and 2013.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2014.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At December 31, 2014 and 2013, these reserve balances amounted to $1.2 million and $634 thousand, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.                                              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2014 and 2013 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2014	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$11,923	$—	$—	$11,923
U.S. Treasury obligations	4,000	—	(2)	3,998
Total securities held to maturity	15,923	—	(2)	15,921

Securities Available for Sale:
U.S. Treasury obligations	6,623	—	(221)	6,402
Government sponsored enterprise obligations	53,000	—	(951)	52,049
Total securities available for sale	59,623	—	(1,172)	58,451

	$75,546	$—	$(1,174)	$74,372

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$10,014	$—	$—	$10,014
Government sponsored enterprise obligations	3,998	10	—	4,008
U.S. Treasury obligations	3,999	—	(5)	3,994
Total securities held to maturity	18,011	10	(5)	18,016

Securities Available for Sale:
U.S. Treasury obligations	6,733	—	(414)	6,319
Government sponsored enterprise obligations	64,000	—	(2,271)	61,729
Total securities available for sale	70,733	—	(2,685)	68,048

	$88,744	$10	$(2,690)	$86,064

Securities with an amortized cost of $10.4 million and a fair value of $10.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2014.  In addition, securities with an amortized cost of $17.2 million and a fair value of $16.9 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of December 31, 2014.  Securities with an amortized cost of $8.4 million and a fair value of $8.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2013.

For the year ended December 31, 2014, the Company sold five securities from its available for sale portfolio.  The Company recognized a loss of approximately $16 thousand from the sale of these securities.  The Company did not sell any securities from its held to maturity portfolio in 2014.  For the year ended December 31, 2013, the Company sold sixteen securities from its available for sale portfolio. The Company recognized a gain of approximately $541 thousand from the sale of seven securities, a loss of approximately $346 thousand from the sale of eight securities and no gain or loss from the sale of one security, resulting in net gains of approximately $195 thousand from the transactions.  The Company did not sell any securities from its held to maturity portfolio in 2013.  .

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at December 31, 2014 and 2013 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2014	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$—	$—	$3,998	$(2)	$3,998	$(2)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,402	(221)	6,402	(221)
Government Sponsored
Enterprise obligations	2,994	(6)	49,055	(945)	52,049	(951)
Total securities available for sale	2,994	(6)	55,457	(1,166)	58,451	(1,172)

	$2,994	$(6)	$59,455	$(1,168)	$62,449	$(1,174)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$3,994	$(5)	$—	$—	$3,994	$(5)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,319	(414)	6,319	(414)
Government Sponsored
Enterprise obligations	41,757	(1,243)	16,972	(1,028)	58,729	(2,271)
Total securities available for sale	41,757	(1,243)	23,291	(1,442)	65,048	(2,685)

	$45,751	$(1,248)	$23,291	$(1,442)	$69,042	$(2,690)

Unrealized losses at December 31, 2014 consisted of losses on twenty one investments in government sponsored enterprise obligations, and three in U. S. Treasury securities, all of which were caused by interest rate increases.  Twenty three of the investments with unrealized losses at December 31, 2014 were in a loss position for more than twelve months.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

The following table sets forth as of December 31, 2014, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	2014
	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

1 year or less	$15,923	$15,921	$3,000	$2,994

After 1 year to 5 years	—	—	43,000	42,231

After 5 years to 10 years	—	—	13,623	13,226

	$15,923	$15,921	$59,623	$58,451

NOTE 3.                                              Loans and Allowance for Loan Losses

Loans at December 31, 2014 and 2013, are summarized as follows (in thousands):

	2014	2013

Commercial real estate	$431,727	$298,548
Residential mortgages	56,079	53,601
Commercial	75,174	57,634
Home equity	69,631	61,204
Consumer	1,347	1,478

	$633,958	$472,465

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

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2014 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,707	$325	$969	$593	$26	$155	$5,775
Charge-offs	(940)	(32)	(327)	(72)	(93)	—	(1,464)
Recoveries	—	—	4	—	—	—	4
Reclassification	—	—	—	—	—	(198)	(198)
Provision	2,183	55	482	(21)	91	285	3,075
Ending balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$4,950	$348	$1,128	$500	$24	$242	$7,192

Loan receivables:
Ending balance	$431,727	$56,079	$75,174	$69,631	$1,347	$—	$633,958
Ending balance: individually evaluated for impairment	$1,787	$4,455	$—	$2,512	$—	$—	$8,754
Ending balance: collectively evaluated for impairment	$429,940	$51,624	$75,174	$67,119	$1,347	$—	$625,204

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2013 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,150	$322	$1,033	$383	$24	$160	$5,072
Charge-offs	(89)	—	—	—	(22)	—	(111)
Recoveries	—	—	4	—	—	—	4
Provision	646	3	(68)	210	24	(5)	810
Ending balance	$3,707	$325	$969	$593	$26	$155	$5,775
Ending balance: individually evaluated for impairment	$237	$56	$50	$261	$—	$—	$604
Ending balance: collectively evaluated for impairment	$3,470	$269	$919	$332	$26	$155	$5,171

Loan receivables:
Ending balance	$298,548	$53,601	$57,634	$61,204	$1,478	$—	$472,465
Ending balance: individually evaluated for impairment	$4,204	$5,661	$50	$1,733	$—	$—	$11,648
Ending balance: collectively evaluated for impairment	$294,344	$47,940	$57,584	$59,471	$1,478	$—	$460,817

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013 (in thousands):

2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$377	$—	$377	$431,350	$431,727	$1,787
Residential mortgages	361	—	963	1,324	54,755	56,079	4,279
Commercial	—	—	—	—	75,174	75,174	—
Home equity	—	475	1,275	1,750	67,881	69,631	2,453
Consumer	—	—	—	—	1,347	1,347	—
	$361	$852	$2,238	$3,451	$630,507	$633,958	$8,519

2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$—	$1,700	$1,700	$296,848	$298,548	$1,700
Residential mortgages	—	—	2,608	2,608	50,993	53,601	2,608
Commercial	—	—	50	50	57,584	57,634	50
Home equity	160	—	673	833	60,371	61,204	673
Consumer	—	35	—	35	1,443	1,478	—
	$160	$35	$5,031	$5,226	$467,239	$472,465	$5,031

As of December 31, 2014 and 2013 the Bank had no accruing loans greater than 90 days delinquent.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2014 and 2013 (in thousands):

2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$429,940	$47,700	$73,174	$66,878	$1,347	$619,039
Special Mention	—	4,100	500	300	—	4,900
Substandard	1,787	4,279	1,500	2,453	—	10,019
Doubtful	—	—	—	—	—	—
	$431,727	$56,079	$75,174	$69,631	$1,347	$633,958

2013	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$294,741	$48,120	$56,084	$59,531	$1,478	$459,954
Special Mention	2,107	2,873	1,500	1,000	—	7,480
Substandard	1,700	2,608	50	673	—	5,031
Doubtful	—	—	—	—	—	—
	$298,548	$53,601	$57,634	$61,204	$1,478	$472,465

The following tables provide information about the Bank’s impaired loans as of and for the years ended December 31, 2014 and  2013 (in thousands):

		Unpaid
	Recorded	Principal	Related
2014	Investment	Balance	Allowance

Impaired loans with no specific reserves:
Commercial real estate	1,787	1,787	—
Residential mortgages	4,455	4,543	—
Home equity	2,512	2,613	—
	$8,754	$8,943	$—

		Unpaid
	Recorded	Principal	Related
2013	Investment	Balance	Allowance
Impaired loans with specific reserves:
Commercial real estate	$957	$957	$237
Residential mortgages	974	1,185	56
Commercial	50	50	50
Home equity	1,594	1,594	261
	3,575	3,786	604

Impaired loans with no specific reserves:
Commercial real estate	3,247	3,247	—
Residential mortgages	4,687	4,687	—
Home equity	139	240	—
	8,073	8,174	—
	$11,648	$11,960	$604

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$334	$—	$957	$—
Residential mortgages	94	—	975	—
Commercial	20	—	50	—
Home equity	182	—	1,383	42
	630	—	3,365	42

Impaired loans with no specific reserves:
Commercial real estate	2,796	106	2,963	51
Residential mortgages	4,561	11	4,107	164
Commercial	24	5	165	—
Home equity	2,097	27	711	3
Consumer	19	—	—	—
	9,497	149	7,946	218
	$10,127	$149	$11,311	$260

The following table presents TDR loans as of December 31, 2014 and 2013 (in thousands):

2014	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$175	1	$4,008	5	$4,183
Commercial real estate	—	—	377	1	377
Home equity	60	1	954	2	1,014
	$235	2	$5,339	8	$5,574

2013	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$3,053	2	$2,514	4	$5,567
Commercial real estate	397	1	742	1	1,139
Home equity	1,060	2	—	—	1,060
	$4,510	5	$3,256	5	$7,766

The following table summarizes information in regards to troubled debt restructurings that occurred during the years ended December 31, 2014 and 2013 (in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2014	Loans	Investments	Investments

Residential mortgages	2	$731	$741
Home equity	1	46	44
	3	$777	$785

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2013	Loans	Investments	Investments

Residential mortgages	1	$179	$179
Home equity	1	60	60
	2	$239	$239

The following table displays the nature of modifications during the years ended December 31, 2014 and 2013 (in thousands):

2014	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$731	$—	$—	$—	$—	$731
Home equity	46	—	—	—	—	46
	$777	$—	$—	$—	$—	$777

2013	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$179	$—	$—	$—	$—	$179
Home equity	60	—	—	—	—	60
	$239	$—	$—	$—	$—	$239

During the the year ended December 31, 2014, the Bank had no loans meeting the definition of a TDR which had a payment default.

During the the year ended December 31, 2013, the Bank had one residential mortgage loan meeting the definition of a TDR which had a payment default.  This loan had an accumulated unpaid principal balance of $250 thousand at December 31, 2013.  This loan also had a total of $15 thousand of specific reserves.

NOTE 4.                                                 Premises and Equipment

At December 31, 2014 and 2013, premises and equipment consists of the following (in thousands):

	2014	2013

Land	$4,828	$4,828
Building	6,286	6,127
Furniture and fixtures	787	765
Equipment	1,712	1,595
	13,613	13,315
Less accumulated depreciation and amortization	3,477	2,888
Total premises and equipment, net	$10,136	$10,427

Depreciation expense amounted to $570 thousand and $520 thousand for the years ended December 31, 2014 and 2013, respectively.

NOTE 5.                                              Deposits

At December 31, 2014 and 2013, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2014	2013
3 months or less	$55,056	$61,181
Over 3 months through 12 months	151,655	99,778
Over 1 year through 2 years	90,914	60,942
Over 2 years through 3 years	27,695	54,493
Over 3 years through 4 years	13,037	21,559
Over 4 years through 5 years	20,522	16,864
	$358,879	$314,817

In the Company’s December 31, 2014 balance of time deposits, $37.9 million are considered brokered deposits and $16.1 million were obtained through an internet listing service.

NOTE 6.                                              Borrowed Funds

Borrowings may consist of long-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions. Information concerning long-term borrowings at December 31, 2014 is as follows (in thousands):

	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$4,598	1.50%	5	June 2019
Fixed Rate Amortizing Note	7,018	1.51%	5	July 2019
Fixed Rate Amortizing Note	6,662	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,833	2.02%	7	August 2021
Fixed Rate Amortizing Note	9,839	1.48%	5	October 2019

	$32,950	1.57%

The Bank had no borrowings at December 31, 2013.  The Bank has an overnight line of credit with ACBB for $10.0 million and an overnight line of credit with First Tennessee Bank for $12.0 million for the purchase of federal funds in the event that temporary liquidity needs arise.

NOTE 7.                                              Income Taxes

Income tax expense from operations for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Current tax expense:
Federal	$2,257	$2,659
State	270	750
Deferred income tax benefit:
Federal	(291)	(252)
State	(115)	(102)

	$2,121	$3,055

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Start up expenses	$222	$257
Allowance for loan losses	2,948	2,248
Accrued expenses	277	272
Stock compensation plans	428	428
Unrealized losses on available for sale securities	433	1,028
Other	251	369
Total gross deferred tax assets	4,559	4,602

Deferred tax liabilities:
Deferred loan costs	(97)	(81)
Prepaid expenses	(102)	(78)
Depreciation	(530)	(424)
Total gross deferred tax liabilities	(729)	(583)

	$3,830	$4,019

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2014 and 2013, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2014	2013

Computed “expected” tax expense	$2,010	$2,621
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax expense	102	428
Tax exempt income	(18)	(16)
Stock-based compensation	(1)	20
Meals and entertainment	9	7
Other	19	(5)
	$2,121	$3,055

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  Corporate tax returns for the years 2011 through 2014 remain open to examination by taxing authorities.

NOTE 8.                                              Leases

The Bank leases banking facilities under operating leases which expire at various dates through December 31, 2026.  These leases contain certain options to renew the leases.  Rental expense amounted to $1.3 million and $1.2 million, respectively, for the years ended December 31, 2014 and December 31, 2013.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2014 (in thousands):

Year ending December 31,

2015	$1,279
2016	1,242
2017	951
2018	870
2019	578
Thereafter	1,740
$6,660

NOTE 9.                                              Related-party Transactions

The Bank has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Bank’s board of directors.  None of such loans at December 31, 2014 and 2013, were nonaccrual, past due, or restructured, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following table represents a summary of related-party loan activity during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013

Outstanding loans at beginning of the year	$34,009	$31,701
Advances	9,665	6,947
Repayments	(7,883)	(4,639)
Outstanding loans at end of the year	$35,791	$34,009

Two of our directors have acted as the Bank’s counsel on several loan closings.  During 2014 and 2013 the total cost of such work has been reimbursed by the respective loan customers and totals $453 thousand and $326 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $30 thousand and $22 thousand  for the years ended December 31, 2014 and 2013, respectively.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $165 thousand and $153 thousand for the years ended December 31, 2014 and 2013, respectively.

The Bank rents office space from entitites related to some of the Company’s directors.  The total amount of rent expense to these entities was $372 thousand and $312 thousand for the years ended December 31, 2014 and 2013, respectively.

Our audit committee or the disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests and have approved each such transaction and relationship.

NOTE 10.                                       Earnings Per Share

The Company’s calculation of earnings per share is as follows for the years ended December 31, 2014 and 2013 (in thousands except per share data):

	2014	2013
Net income applicable to common stock	$3,790	$4,654
Weighted average number of common
shares outstanding - basic	5,362	5,289
Basic earnings per share	$0.71	$0.88

Net income applicable to common stock	$3,790	$4,654
Weighted average number of common
shares outstanding	5,362	5,289
Effect of dilutive options	48	79
Weighted average number of common
shares outstanding- diluted	5,410	5,368
Diluted earnings per share	$0.70	$0.87

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 64,500 unvested shares of restricted stock were included in the computation of diluted earnings per share for the year ended December 31, 2014.  Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 90,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 97,900 shares of common stock at a weighted average price of $9.09; and 80,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the year ended December 31, 2013.

NOTE 11.                                       Stockholders’ Equity and Dividend Restrictions

Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share.  The stock offering resulted in net proceeds of approximately $42.7 million.

In 2014, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively, and the Company expects that comparable quarterly cash dividends will continue to be paid in the future.  The cash dividends were paid from the retained earnings of the Company.

In 2013, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2013, June 28, 2013, September 30, 2013 and December 31, 2013, respectively.

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

NOTE 12.                                       Benefit Plans

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  The option price per share is the market value of the Company’s stock on the date of grant.   As of December 31, 2014 incentive stock options to purchase 210,900 shares have been granted to employees of the Bank.

A summary of stock option activity under the 2006 Stock Option Plan during the year ended December 31, 2014 is  presented  below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2013	187,900	$10.24

Granted	—	—
Forfeited	—	—
Exercised	26,000	10.48

Outstanding at December 31, 2014	161,900	$10.21	$204,215	2.37

Exercisable at December 31, 2014	161,900	$10.21	$204,215	2.37

(1)     The aggregate intrinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2014.  This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2006 Stock Option Plan, there were no unvested options at December 31, 2014 and 2013.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  The option price per share is the market value of the Company’s common stock on the date of grant.  As of December 31, 2014, non-qualified options to purchase 331,334 shares of the Company’s stock have been granted to non-employee directors of the Company.

There has been no stock option activity under the 2007 Non-Qualified Stock Option Plan for the year ended 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	331,334	$11.50

Outstanding at December 31, 2014	331,334	$11.50	$—	2.81

Exercisable at December 31, 2014	331,334	$11.50	$—	2.81

(1)     The aggregate intrinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2014.  This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2007 Directors Stock Option Plan, there were no unvested options at December 31, 2014 and 2013.

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

The following is a summary of the status of the Companies non-vested restricted share awards granted under the 2011 Plan:

	2014
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested resticted stock, beginning of year	80,000	13.00
Granted	3,718	12.78
Forfeited	—	13.00
Vested	(19,218)	13.00
Non-vested resticted stock, end of year	64,500	$12.99

Approximately $659 thousand remains to be expensed over the next 39 months.  For the years ended December 31, 2014, and 2013, $250 thousand and $172 thousand, respectively, was recorded as compensation expense.

Defined Contribution Plan

The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit.  The Company matches a percentage of employee contributions at the board’s discretion.  The Company made a matching contribution of approximately $83 thousand and $69 thousand during 2014 and 2013, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-wieghted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2014 and 2013, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

			FDIC requirements
			Minimum Capital		For Classification
	Bank actual		Adequacy		As Well Capitalized
2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage (Tier 1) capital	$60,045	8.16%	$29,447	4.00%	$36,808	5.00%
Risk-based capital:
Tier 1	$60,045	9.39%	$25,580	4.00%	$38,370	6.00%
Total	$67,237	10.51%	$51,160	8.00%	$63,951	10.00%

2013
Leverage (Tier 1) capital	$57,607	9.45%	$24,376	4.00%	$30,470	5.00%
Risk-based capital:
Tier 1	$57,607	11.89%	$19,386	4.00%	$29,079	6.00%
Total	$63,382	13.08%	$38,773	8.00%	$48,466	10.00%

The Company’s capital amounts and ratios are similar to those of the Bank.

See Note 19 for information regarding capital raised by a private placement of the Company in 2015.

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

The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans totaled $120.3 million and $104.2 million at December 31, 2014 and 2013.

Most of the Bank’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2014 and 2013, the Bank had outstanding letters of credit to customers totaling $2.3 million and $2.8 million, respectively, whereby the Bank guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2014 and 2013, such amounts were deemed not material.

NOTE 15.                                       Financial Information of Parent Company

The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006.  The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007.  The following information represents the parent only balance sheets as of December 31, 2014 and 2013, the statements of income for the years ended December 31, 2014 and 2013, and the statements of cash flows for the years ended December 31, 2014 and 2013 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheets

(in thousands)

	December 31,
	2014	2013
Assets:
Investment in subsidiary, net	$59,894	$55,950
Total assets	$59,894	$55,950

Liabilities and stockholders’ equity:
Stockholders’ equity	$59,894	$55,950
	$59,894	$55,950

Statements of Income

Years ended December 31,

(in thousands)

	2014	2013
Equity in undistributed earnings of subsidiary bank	$3,790	$4,654
Net income	$3,790	$4,654

Statements of Cash Flow

Years ended December 31,

(in thousands)

	2014	2013
Cash flow from operating activities:
Net income	$3,790	$4,654
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(3,790)	(4,654)
Net cash provided by operating activities:	—	—

Cash flows from investing activites:
Cash dividends received from subsidiary bank	1,287	1,269
Net cash used in financing activities	1,287	1,269

Cash flows from financing activities:
Cash dividends paid	(1,287)	(1,269)
Net cash provided by financing activities	(1,287)	(1,269)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and December 31, 2013, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,402	$—	$6,402	$—
Government sponsored enterprise obligations	52,049	—	52,049	—
Total securities available for sale	$58,451	$—	$58,451	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,319	$—	$6,319	$—
Government sponsored enterprise obligations	61,729	—	61,729	—
Total securities available for sale	$68,048	$—	$68,048	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013, is as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$1,723	$—	$—	$1,723

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$2,971	$—	$—	$2,971

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,723	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 46.3% (-38.4%)

			Liquidation Expenses (2)	0% - 60.2% (-20.2%)

December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$2,971	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 28.1% (-15.8%)
			Liquidation Expenses (2)	0% - 41.8% (-21.2%)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2) Appriasals may be adjusted for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appriasal adjustments are presented as a percent of the appraisal.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments presented in the table below at December 31, 2014 and 2013:

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2014 and 2013 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	December 31, 2014		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$22,060	$22,060	$22,060	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	58,451	58,451	—	58,451
Securities held to maturity	15,923	15,921	—	15,921
Restricted investment in bank stock	2,162	2,162	—	2,162	—
Net loans	626,352	629,086	—	—	629,086
Accrued interest receivable	2,441	2,441	—	2,441	—
Financial liabilities:
Deposits	648,974	650,729	290,095	360,634	—
Borrowed funds	32,950	32,972	—	32,972	—
Accrued interest payable	758	758	—	758	—

	December 31, 2013		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$37,741	$37,741	$37,741	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	68,048	68,048	—	68,048
Securities held to maturity	18,011	18,016	—	18,016
Restricted investment in bank stock	792	792	—	792	—
Net loans	466,351	468,463	—	—	468,463
Accrued interest receivable	1,456	1,456	—	1,456	—
Financial liabilities:
Deposits	553,320	544,483	229,666	314,817	—
Accrued interest payable	635	635	—	635	—

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

Limitation

The preceding fair value estimates were made at December 31, 2014 and 2013 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2014 and 2013, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17.                                                               Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statements of Income (Loss)
Year ended December 31, 2014
Available for Sale Securities
Realized losses on sale of securities	$(16)	Gains (losses) on sale of securities
	6	Income tax expense
Total reclassifications	$(10)	Net of tax

Year ended December 31, 2013
Available for Sale Securities
Realized gains on sale of securities	$195	Gains (losses) on sale of securities
	(63)	Income tax expense
Total reclassifications	$132	Net of tax

NOTE 18.                                     Recent Accounting Pronouncements

This section provides a summary description of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this update require an entity with unrecognized tax benefits that is “not available” or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets.  Otherwise, the unrecognized tax benefit should be presented as a reduction of the related deferred tax asset.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  For public entities the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The implementation of ASU 2013-11 did not have a material impact on the Company’s financial position or results of operations.

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

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

ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

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

ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force

In August 2014 the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. Early adoption is permitted, if the entity has already adopted ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Transition methods include a prospective method and a modified retrospective method; however, entities must apply the same transition method as elected under ASU 2014-04.  The implementation of ASU 2014-14 should not have a material impact on the Company’s financial position or results of operation.

NOTE 19.                                     Subsequent Events

On March 2, 2015, the Company closed on a private placement of approximately $9.5 million, or 868,057 shares of its common stock at a price of $10.95 per share. The shares of common stock were offered and were sold in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  Each of the investors in the private placement is a member of the Company’s board of directors or related party.  The Company has contributed the proceeds, net of costs associated with the private placement, to its banking subsidiary, Bank of New Jersey, to enhance its capital, fund future growth and for general working capital.

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

Based on their evaluation as of December 31, 2014, the Company’s Chief Executive Officer and President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Our management, with the participation of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, using the “Internal Control - Integrated Framework” (1992) set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2014, our internal control over financial reporting was effective.

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

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders to be held May 21, 2015.

ITEM 11.                                         EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders to be held May 21, 2015.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders to be held May 21, 2015.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders to be held May 21, 2015.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders to be held May 21, 2015.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)                                     Consolidated Balance Sheets as of December 31, 2014 and 2013.

(ii)                                  Consolidated Statements of Income for the years ended December 31, 2014 and 2013.

(iii)                               Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013.

(iv)                              Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013.

(v)                                 Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

(vi)                              Notes to Consolidated Financial Statement

(vii)                           Report of Independent Registered Public Accounting Firm

(b)                                 Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.

(c)                                  Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 83.

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

Dated : March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerald A. Calabrese, Jr.	Chairman	March 31, 2015
Gerald A. Calabrese, Jr.

/s/ Albert L. Buzzetti	Vice Chairman	March 31, 2015
Albert L. Buzzetti

/s/ Michael Lesler	Director, President and Chief Executive Officer	March 31, 2015
Michael Lesler

/s/ Michael Bello	Director	March 31, 2015
Michael Bello

/s/ Jay Blau	Director	March 31, 2015
Jay Blau

/s/ Stephen Crevani	Director	March 31, 2015
Stephen Crevani

/s/ John K. Daily	Director	March 31, 2015
John K. Daily

/s/ Anthony M. Lo Conte	Director	March 31, 2015
Anthony M. Lo Conte

/s/ Carmelo Luppino, Jr.	Director	March 31, 2015
Carmelo Luppino, Jr.

/s/ Rosario Luppino	Director	March 31, 2015
Rosario Luppino

/s/ Joel P. Paritz	Director	March 31, 2015
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 31, 2015
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 31, 2015
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 31, 2015
Mark Sokolich

/s/ Diane M. Spinner	Director and Executive Vice President	March 31, 2015
Diane M. Spinner

Exhibit No.		Description

3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(A)	Change In Control Agreement between the Bank and Michael Lesler*
10.2	(A)	Change In Control Agreement between the Bank and Leo J. Faresich*
10.3	(A)	Change In Control Agreement between the Bank and Diane M. Spinner*
10.4	(A)	2006 Stock Option Plan*
10.5	(A)	Form of Stock Option Award Agreement*
10.6	(C)	2007 Non-Qualified Stock Option Plan For Directors*
10.7	(D)	Form of Stock Option Award Agreement*
10.8	(E)	2011 Equity Incentive Plan*
10.9	(F)	Form of Restricted Stock Award Agreement*
10.10	(G)	Employment Agreement between the Bank and Michael Lesler*
21		Subsidiaries of the Registrant
23		Consent of BDO USA, LLP
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(G)                               Incorporated by reference to the registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2014.