Form 10-Q
period 2015-03-31
Bancorp of New Jersey, Inc.
filed 2015-05-15
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  May 8, 2015 there were 6,238,041 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2015	December 31, 2014

ASSETS

Cash and due from banks	$2,043	$1,218
Interest bearing deposits	49,399	20,386
Federal funds sold	456	456
Total cash and cash equivalents	51,898	22,060

Interest bearing time deposits	1,000	1,000

Securities available for sale	56,195	58,451
Securities held to maturity (fair value approximates $11,263 and $15,921 at March 31, 2015 and December 31, 2014, respectively)	11,261	15,923
Restricted investment in bank stock, at cost	2,090	2,162

Loans receivable	650,415	633,958
Deferred loan fees and unamortized costs, net	(419)	(414)
Less: allowance for loan losses	(7,502)	(7,192)
Net loans	642,494	626,352
Premises and equipment, net	10,148	10,136
Accrued interest receivable	2,498	2,441
Other real estate owned	737	897
Other assets	4,157	4,266
TOTAL ASSETS	$782,478	$743,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$88,379	$89,510
Savings and interest bearing transaction accounts	203,951	200,585
Time deposits under $100	57,692	54,396
Time deposits $100 and over	329,014	304,483
Total deposits	679,036	648,974
Borrowed funds	31,354	32,950
Accrued interest payable and other liabilities	1,601	1,870
TOTAL LIABILITIES	711,991	683,794

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,238,041 and 5,369,984 at March 31, 2015 and December 31, 2014, respectively	60,349	50,998
Retained earnings	10,385	9,635
Accumulated other comprehensive loss	(247)	(739)
Total stockholders’ equity	70,487	59,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$782,478	$743,688

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014

INTEREST INCOME
Loans, including fees	$7,569	$6,029
Securities	229	245
Federal funds sold and other	25	20
TOTAL INTEREST INCOME	7,823	6,294

INTEREST EXPENSE
Time deposits	1,525	1,288
Savings and money markets	297	227
Borrowed funds	126	—
TOTAL INTEREST EXPENSE	1,948	1,515

NET INTEREST INCOME	5,875	4,779
Provision for loan losses	370	440
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,505	4,339
NON-INTEREST INCOME
Fees and service charges on deposit accounts	48	54
Loss on sale of securities	(5)	—
TOTAL NON-INTEREST INCOME	43	54

NON-INTEREST EXPENSE
Salaries and employee benefits	1,812	1,529
Occupancy and equipment expense	740	682
Other real estate owned related expenses	168	—
Data processing	235	205
Professional fees	166	136
Legal fees	135	46
FDIC premiums and related expenses	120	93
Other expenses	452	259
TOTAL NON-INTEREST EXPENSE	3,828	2,950
Income before provision for income taxes	1,720	1,443
Income tax expense	596	572
Net income	1,124	871

PER SHARE OF COMMON STOCK
Basic	$0.20	$0.16
Diluted	$0.20	$0.16

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2015	2014

Net income	$1,124	$871
Other comprehensive income
Gross unrealized holding gains on securities available for sale, net of deferred income tax expense of $280 and $141, respectively	496	227
Reclassification adjustment for loss on sale of securities, net of tax benefit of $2 and $0, respectively	(3)	—
Other comprehensive income	493	227
Comprehensive income	$1,617	$1,098

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,124	$871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	370	440
Write down of other real estate owned	160	—
Amortization of securities premiums	27	25
Depreciation and amortization	149	141
Stock based compensation	54	94
Accretion of net loan origination fees	5	—
Loss on sale of securities	5	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(57)	(730)
(Increase) decrease in other assets	(170)	1,693
(Decrease) increase in other liabilities	(269)	197
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,398	2,731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity, net	(2,464)	(7,126)
Proceeds from maturities of securities held to maturity	7,126	14,015
Proceeds from sales of securities available for sale	2,995	—
Proceeds from the call of restricted investments in bank stock	72	—
Proceeds from sale of other real estate owned	—	730
Net increase in loans	(16,517)	(31,256)
Purchases of premises and equipment	(161)	(46)
NET CASH USED IN INVESTING ACTIVITIES	(8,949)	(23,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,062	12,242
Net decrease in borrowed funds	(1,596)	—
Net proceeds from the sale of common stock through the private placement	9,297	—
Dividends	(374)	(321)
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,389	11,921

Net increase (decrease) in cash and cash equivalents	29,838	(9,031)
Cash and cash equivalents, beginning of year	22,060	37,741
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,898	$28,710

Supplemental information:
Cash paid during the period for:
Interest	$1,927	$1,535
Income taxes	$915	$513

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$964

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

Note 2.  Stockholders’ Equity and Related Transactions

On March 2, 2015, the Company closed on a private placement of approximately $9.5 million (net of expenses, approximately $9.3 million) or 868,057 shares of its common stock at a price of $10.95 per share.  The shares of common stock were offered and were sold in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  Each of the investors in the private placement was a member of the Company’s board of directors or related party.

The Company contributed the proceeds of the private placement to Bank.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  This plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2015, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 161,900 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at March 31, 2015 and accordingly no unrecognized share based compensation expense.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2015.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2015, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan  and approximately 331,334 were outstanding at March 31, 2015.   No options were granted, exercised or forfeited during the first three months of 2014.

Under the 2007 Director Plan, there were no unvested options at March 31, 2015 and accordingly no unrecognized share based compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, no share based compensation expense was recognized for the three months ended March 31, 2015 and 2014.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2015.  This amount changes based on the changes in the market value in the Company’s common stock.

The aggregate intrinsic value of options outstanding as of March 31, 2015 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $303 thousand.

The aggregate intrinsic value of options outstanding as of March 31, 2014 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $1.1 million.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan ( the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  During the quarter ended March 31, 2015, no shares of common stock were issued or forfeited under the 2011 Plan.   For the three months ended March 31, 2015 and 2014, $54,000 and $94,000, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years.

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

The following schedule shows earnings per share for the three month periods presented:

	For the Quarter Ended
	March 31,
(In thousands except per share data)	2015	2014
Net income applicable to common stock	$1,124	$871
Weighted average number of common shares outstanding - basic	5,659	5,343
Basic earnings per share	$0.20	$0.16

Net income applicable to common stock	$1,124	$871
Weighted average number of common shares outstanding	5,659	5,343
Effect of dilutive options	15	75
Weighted average number of common shares and common share equivalents-diluted	5,674	5,418
Diluted earnings per share	$0.20	$0.16

Incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 48,500 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended March 31, 2015.

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

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at March 31, 2015 and December 31, 2014 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,261	$—	$—	$7,261
U.S. Treasury obligations	4,000	2	—	4,002
Total securities held to maturity	11,261	2	—	11,263

Securities Available for Sale:
U.S. Treasury obligations	6,596	—	(102)	6,494
Government Sponsored Enterprise obligations	50,000	1	(300)	49,701
Total securities available for sale	56,596	1	(402)	56,195

Total securities	$67,857	$3	$(402)	$67,458

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$11,923	$—	$—	$11,923
U.S. Treasury obligations	4,000	—	(2)	3,998
Total securities held to maturity	15,923	—	(2)	15,921

Securities Available for Sale:
U.S. Treasury obligations	6,623	—	(221)	6,402
Government sponsored enterprise obligations	53,000	—	(951)	52,049
Total securities available for sale	59,623	—	(1,172)	58,451

Total securities	$75,546	$—	$(1,174)	$74,372

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses

Securities Available for Sale:
U.S. Treasury obligations	$—	$—	$6,494	$(102)	$6,494	$(102)
Government Sponsored Enterprise obligations	—	—	44,700	(300)	44,700	(300)
Total securities available for sale	$—	$—	$51,194	$(402)	$51,194	$(402)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$—	$—	$3,998	$(2)	$3,998	$(2)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,402	(221)	6,402	(221)
Government Sponsored Enterprise obligations	2,994	(6)	49,055	(945)	52,049	(951)
Total securities available for sale	2,994	(6)	55,457	(1,166)	58,451	(1,172)

Total securities	$2,994	$(6)	$59,455	$(1,168)	$62,449	$(1,174)

The amortized cost and fair value of securities held to maturity and securities available for sale at March 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	2015
	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$11,261	$11,263	$—	$—
After one to five years	—	—	43,000	42,760
After five to ten years	—	—	13,596	13,435
Total	$11,261	$11,263	$56,596	$56,195

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

At March 31, 2015, the Company’s available for sale securities portfolio consisted of 22 securities, of which 20 were in an unrealized loss position for more than twelve months. No OTTI charges were recorded during the three months ended March 31, 2015. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $12.4 million and a fair value of $12.2 million, respectively, were pledged to secure public funds on deposit at March 31, 2015.  Securities with an amortized cost of $10.4 million and a fair value of $10.0 million, respectively, were pledged to secure public funds on deposit at December 31, 2014.

During the first quarter of 2015, the Company sold one security from its available for sale portfolio.  It recognized a loss of approximately $5 thousand from this sale.  The Company did not sell any securities from its held to maturity portfolio during the first quarter of 2015.  During the first quarter of 2014, the Company did not sell any securities from its available for sale or held to maturity portfolios.

Note 6.  Loans

The components of the loan portfolio at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014

Commercial real estate	$450,046	$431,727
Residential mortgages	54,873	56,079
Commercial	75,821	75,174
Home equity	68,555	69,631
Consumer	1,120	1,347

	$650,415	$633,958

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

March 31, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	—	—	—	—	—	(60)
Recoveries	—	—	—	—	—	—	—
Provisions	288	187	31	(164)	(4)	32	370
Ending balance	$5,178	$535	$1,159	$336	$20	$274	$7,502
Ending balance: individually evaluated for impairment	$—	$106	$—	$—	$—	$—	$106
Ending balance: collectively evaluted for impairment	$5,178	$429	$1,159	$336	$20	$274	$7,396

Loans receivables:
Ending balance	$450,046	$54,873	$75,821	$68,555	$1,120	$—	$650,415
Ending balance: individually evaluted for impairment	1,746	4,138	—	2,497	—	—	8,381
Ending balance: collectively evaluated for impairment	$448,300	$50,735	$75,821	$66,058	$1,120	$—	$642,034

March 31, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,707	$325	$969	$593	$26	$155	$5,775
Charge-offs	(40)	—	—	—	—	—	(40)
Recoveries	—	—	1	—	—	—	1
Provisions	145	4	(38)	6	67	256	440
Transfer	—	—	—	—	—	(198)	(198)
Ending balance	$3,812	$329	$932	$599	$93	$213	$5,978

December 31, 2014
Ending balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluted for impairment	$4,950	$348	$1,128	$500	$24	$242	$7,192

Loans receivables:
Ending balance	$431,727	$56,079	$75,174	$69,631	$1,347	$—	$633,958
Ending balance: individually evaluted for impairment	1,787	4,455	—	2,512	—	—	8,754
Ending balance: collectively evaluated for impairment	$429,940	$51,624	$75,174	$67,119	$1,347	$—	$625,204

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$913	$—	$373	$1,286	$448,760	$450,046	$1,746
Residential mortgages	1,070	—	691	1,761	53,112	54,873	3,963
Commercial	—	—	—	—	75,821	75,821	—
Home equity	—	475	1,363	1,838	66,717	68,555	2,438
Consumer	—	—	—	—	1,120	1,120	—
Total	$1,983	$475	$2,427	$4,885	$645,530	$650,415	$8,147

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$377	$—	$377	$431,350	$431,727	$1,787
Residential mortgages	361	—	963	1,324	54,755	56,079	4,279
Commercial	—	—	—	—	75,174	75,174	—
Home equity	—	475	1,275	1,750	67,881	69,631	2,453
Consumer	—	—	—	—	1,347	1,347	—
Total	$361	$852	$2,238	$3,451	$630,507	$633,958	$8,519

The Company had no loans greater than ninety days delinquent and accruing interest

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three-month periods ended March 31, 2015 and 2014, the gross interest income that would have been recorded in such periods would have been approximately $95 thousand and $50 thousand, respectively.  The amount of interest income on those loans that was included in net income for the three-month periods ended March 31, 2015 and 2014 was $0.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$448,300	$46,235	$75,321	$65,758	$1,120	$636,734
Special Mention	—	4,500	500	300	—	5,300
Substandard	1,746	4,138		2,497		8,381
Doubtful	—	—	—	—	—	—
Total	$450,046	$54,873	$75,821	$68,555	$1,120	$650,415

December 31, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$429,940	$47,700	$73,174	$66,878	$1,347	$619,039
Special Mention	—	4,100	500	300	—	4,900
Substandard	1,787	4,279	1,500	2,453	—	10,019
Doubtful	—	—	—	—	—	—
Total	$431,727	$56,079	$75,174	$69,631	$1,347	$633,958

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Residential mortgage	$1,051	$1,147	$106
Total impaired loans with specific reserves	1,051	1,147	106

Impaired loans with no specific reserves:
Residential mortgage	3,087	3,448	—
Commercial real estate	1,746	2,461	—
Home equity	2,497	2,719	—
Total impaired loans with no specific reserves	7,330	8,628	—
Total impaired loans	$8,381	$9,775	$106

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no specific reserves:
Commercial real estate	$1,787	$1,787	$—
Residential mortgages	4,455	4,543	—
Home equity	2,512	2,613	—
	$8,754	$8,943	$—

The following table provides information about the Company’s impaired loans and related amounts recorded in the allowance for loan losses for the three month periods ended March 31, 2015 and 2014 (in thousands):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$714	$—
Residential mortgage	1,053	—	880	—
Commercial	—	—	50	—
Home equity	—	—	1,594	13
Total impaired loans with specific reserves	1,053	—	3,238	13

Impaired loans with no specific reserves:
Commercial real estate	1,767	—	3,363	29
Residential mortgage	3,243	—	4,117	38
Home equity	2,505	—	139	1
Total impaired loans with no specific reserves	7,515	—	7,619	68
Total impaired loans	$8,568	$—	$10,857	$81

Troubled debt restructuring loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.

The following table summarizes information in regards to TDRs by loan portfolio class as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$174	1	$3,963	5	$4,137
Commercial real estate	—	—	373	1	373
Home equity	60	1	941	2	1,001
	$234	2	$5,277	8	$5,511

December 31, 2014	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$175	1	$4,008	5	$4,183
Commercial real estate	—	—	377	1	377
Home equity	60	1	954	2	1,014
	$235	2	$5,339	8	$5,574

The following table summarizes information in regards to TDRs that occurred during the three months ended March 31 2014 (in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2014	Loans	Investments	Investments

Residential mortgages	1	$365	$400

During the three months ended March 31, 2015, there were no new TDRs that occurred.

During the three months ended March 31, 2015 and 2014, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or an in-substance repossession.  As of March 31, 2015, we have foreclosed residential real estate properties with a carrying value of $737 thousand as a result of obtaining physical possession.  In addition, as of March 31, 2015, we had residential mortgage loans and home equity loans with a carrying value of $2.1 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2015, the Bank had $2.1 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2015 for guarantees under standby letters of credit issued is not material.

Note 8 — Borrowed Funds

Borrowings may consist of long-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at March 31, 2015, and December 31, 2014, is as follows (in thousands):

March 31, 2015	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$4,355	1.50%	5	June 2019
Fixed Rate Amortizing Note	6,654	1.51%	5	July 2019
Fixed Rate Amortizing Note	6,323	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,666	2.02%	7	August 2021
Fixed Rate Amortizing Note	9,356	1.48%	5	October 2019

Total FHLB Advances	$31,354	1.58%

December 31, 2014	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$4,598	1.50%	5	June 2019
Fixed Rate Amortizing Note	7,018	1.51%	5	July 2019
Fixed Rate Amortizing Note	6,662	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,833	2.02%	7	August 2021
Fixed Rate Amortizing Note	9,839	1.48%	5	October 2019

	$32,950	1.57%

The Bank has an overnight line of credit with ACBB for $10.0 million and an overnight line of credit with First Tennessee Bank for $12.0 million for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no borrowings on any of the lines of credit at March 31, 2015 and December 31, 2014.

Note 9. Fair Value Measurements and Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,494	$—	$6,494	$—
Government Sponsored Enterprise obligations	49,701	—	49,701	—
Total securities available for sale	$56,195	$—	$56,195	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,402	$—	$6,402	$—
Government sponsored enterprise obligations	52,049	—	52,049	—
Total securities available for sale	$58,451	$—	$58,451	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans	$2,319	$—	$—	$2,319

Other real estate owned	$737	$—	$—	$737

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$1,723	$—	$—	$1,723

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

March 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$2,319	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 35.0% (-9.7%)

			Liquidation Expenses (2)	0% - 16.6% (-13.7%)

Other real estate owned	$737	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 40.8% (-21.34%)

			Liquidation Expenses (2)	0% - 7.3% (-6.7%)

December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,723	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 46.3% (-38.4%)

			Liquidation Expenses (2)	0% - 60.2% (-20.2%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at March 31, 2015 and December 31, 2014:

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2015 and December 31, 2014 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	March 31, 2015		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$51,898	$51,898	$51,898	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	56,195	56,195	—	56,195	—
Securities held to maturity	11,261	11,263	—	11,263	—
Restricted investment in bank stock	2,090	2,090	—	2,090	—
Net loans	642,494	645,066	—	—	645,066
Accrued interest receivable	2,498	2,498	—	2,498	—
Financial liabilities:
Deposits	679,036	681,708	292,330	389,378	—
Borrowed funds	31,354	31,496	—	31,496	—
Accrued interest payable	780	780	—	780	—

			(Level 1)	(Level 2)	(Level 3)
	December 31, 2014		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$22,060	$22,060	$22,060	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	58,451	58,451	—	58,451
Securities held to maturity	15,923	15,921	—	15,921
Restricted investment in bank stock	2,162	2,162	—	2,162	—
Net loans	626,352	629,086	—	—	629,086
Accrued interest receivable	2,441	2,441	—	2,441	—
Financial liabilities:
Deposits	648,974	650,729	290,095	360,634	—
Borrowed funds	32,950	32,972	—	32,972	—
Accrued interest payable	758	758	—	758	—

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

Limitation

The preceding fair value estimates were made at March 31, 2015 and December 31, 2014 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2015 and December 31, 2014, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Recent Accounting Pronouncements

This note provides a summary description of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014.  The implementation of ASU 2014-01 did not have a material impact on the Company’s financial position or results of operations.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein.  Three basic transition methods are available — full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP.  The same three transition alternatives apply. The implementation of ASU 2014-09 should not have a material impact on the Company’s financial position or results of operations.

ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force

In August 2014 the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The implementation of ASU 2014-14 did not have a material impact on the Company’s financial position or results of operations.

Note 11. Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Income
Three months ended March 31, 2015
Available for Sale Securities
Realized loss on sale of securities	$(5)	Losses on sale of securities
	2	Income tax expense
Total reclassifications	$(3)	Net of tax

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014.

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the consolidated unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which specific reserves are established; (2) classified loans for which the general valuation allowance for the respective loan type is deemed to be inadequate; and (3) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and the identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific reserves are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General reserves are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although specific and general reserves are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to maintain the allowance for loan losses at an adequate level.  For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make additional provisions for loan losses. Any provision reduces our net income. While the allowance is increased by the provision for loan losses, it is decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. A change in economic conditions could adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require additional provisions for loan losses. Furthermore, growth or a change in the composition of our loan portfolio could require additional provisions for loan losses.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to effect changes that result in additions to the allowance based on the agencies’ judgments about information available to them at the time of their examinations.

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

Results of Operations

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

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

Net Income

Net income for the first quarter of 2015 was $1.1 million, an increase of $253 thousand, or 29.0%, from the first quarter of 2014 net income of $871 thousand.  This increase was driven primarily by an increase in net interest income of $1.1 million, or 22.9% and a decrease in the loan loss provision of $70 thousand, or 15.9%, offset somewhat by an increase in non-interest expense of $878 thousand, or 29.8%.  On a per share basis, basic and diluted earnings per share increased $0.04 for the first quarter of 2015 to $0.20 compared to $0.16 per share for the first quarter in 2014.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2015, the growth in net interest income was powered primarily by increased interest income from loans, including fees.  Interest income on loans increased by $1.5 million in the first three months of 2015, as compared to the same period last year.  This increase in income was due to a $161.0 million increase in the average balance of loans during the quarter ended March 31, 2015, up to $646.7 million as compared to the first quarter of 2014 average loan balance of $85.7 million, partially offset by a decrease in the average rate earned on loans, from 5.03% for the three months ended March 31, 2014 down to 4.74% for the three months ended March 31, 2015, a decrease of 29 basis points.  Interest expense increased by $433 thousand for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014, due to an increase in the average balance of interest bearing deposits of $101.3 million, to $594.3 million during the quarter ended March 31, 2015 from $493.0 million during the quarter ended March 31, 2014.  The average interest rate paid on interest bearing deposits decreased by 1 basis point to 1.24% for the quarter ended March 31, 2015, from 1.25% for the same period last year.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $370 thousand for the three months ended March 31, 2015 as compared to $440 thousand for the three months ended March 31, 2014.  The decrease in the provision is due in most part to the decrease in the actual loans added in the quarter ended March 31, 2015 as compared to the loans added in the quarter ended March 31, 2014.  In the first quarter of 2015, loans grew by $16.5 million, a decrease of $14.3 million from the loan growth in the first quarter of 2014, of $30.8 million.

Non-interest Income

Non-interest income decreased by $11 thousand to $43 thousand for the three months ended March 31, 2015 from $54 thousand for the three months ended March 31, 2014.

Non-interest Expense

Non-interest expense grew to $3.8 million during the first quarter of 2015 compared to $3.0 million in the first quarter of 2014, an increase of approximately $878 thousand.  This increase was due in most part to increases in salaries and employee benefits, other real estate owned related expenses and other expenses of $283 thousand, $168 thousand and $193 thousand, respectively.  The increase in salaries and employee benefits was primarily due to general increases in staff, salaries and benefits.  The increase in other real estate owned related expenses was due to the write down in the fair market value of the two properties in other real estate owned.  Other expenses increased, in part, due to increases in third party payroll servicing expenses and advertising, which increased $45 thousand and $33 thousand, respectively.

Income Tax Expense

The income tax provision increased $24 thousand to $596 thousand for the quarter ended March 31, 2015, as compared to $572 thousand for the quarter ended March 31, 2014.  The increase in the income tax expense for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 was due primarily to the increase in the Company’s pre-tax income of $277 thousand, offset somewhat by the impact of our establishment of a Real Estate Investment Trust or REIT during the third quarter of 2014.  The effective tax rate for the first quarter of 2015 was 34.7% compared to 39.6% for the first quarter of 2014.

FINANCIAL CONDITION

Total consolidated assets increased $38.8 million, or approximately 5.2%, from $743.7 million at December 31, 2014 to $782.5 million at March 31, 2015.  Cash and cash equivalents increased by $29.8 million to $51.9 million at March 31, 2015 from $22.1 million at December 31, 2014.  Loans receivable, or “total loans,” increased from $634.0 million at December 31, 2014 to $650.4 million at March 31, 2015, an increase of approximately $16.5 million, or 2.6%.  Total deposits increased from $649.0 million at December 31, 2014 to $679.0 million at March 31, 2015, an increase of $30.1 million, or approximately 4.6%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 2.6% to reach $650.4 million at March 31, 2015 from $634.0 million at December 31 2014.  Commercial real estate mortgages and commercial loans increased $18.3 million and $647 thousand, respectively, during the three months ended March 31, 2015 as compared to December 31, 2014, offset somewhat by decreases in residential mortgages, home equity loans and consumer loans of $1.2 million, $1.1 million and $227 thousand, respectively.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

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

Loan Quality

As mentioned above, our principal assets are our loans.  Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms.  Risk elements include, past due and restructured loans, potential problem loans and loan concentrations.

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

As of March 31, 2015 the Bank had fifteen nonaccrual loans totaling approximately $8.1 million, of which three loans totaling approximately $1.0 million had specific reserves of $106 thousand and twelve loans totaling approximately $7.1 million had no specific reserve.  If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three-month period ended March 31, 2015, the gross interest income that would have been recorded in such period would have been approximately $95 thousand.

Within its nonaccrual loans at March 31, 2015, the Bank had five residential mortgage loans, two home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At March 31, 2015, nonaccrual TDR loans had an outstanding balance of $5.3 million and had specific reserves of $106 thousand connected with them.  Three residential mortgage loans, one home equity loan and one commercial real estate loan, totaling $3.3 million, $44 thousand and $897 thousand, respectively, are performing in accordance with their modified terms.

During the first quarter of 2015, there were no new TDR loans.  During the first quarter of 2014, one residential mortgage loan totaling $400 thousand was modified as a TDR.  This loan is performing in accordance with its modified terms.  At March 31, 2015, the Bank had a total of two accruing loans which met the definition of a TDR.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at March 31, 2015 and December 31, 2014.  The Bank’s loan portfolio has no foreign loans and no sub-prime loans.

Investment Securities

Securities held as available for sale (“AFS”) were $56.2 million at March 31, 2015 compared to $58.5 million at December 31, 2014.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $679.0 million at March 31, 2015 from $649.0 million at December 31, 2014, an increase of $30.0 million, or 4.6%.  Time deposits, and savings and interest bearing transaction accounts increased by $27.8 million and $3.4 million, respectively, offset somewhat by a decrease in noninterest bearing deposits of $1.1 million during the first quarter of 2015.  The Company has no foreign deposits, nor are there any material concentrations of deposits.

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

Our total deposits equaled $679.0 million and $649.0 million, respectively, at March 31, 2015 and December 31, 2014.  During the first quarter of 2015, the Company closed on a private placement of approximately $9.5 million, or 868,057 shares of common stock and contributed the proceeds to the Bank.  Cash and cash equivalents increased from $22.1 million on December 31, 2014 to $51.9 million on March 30, 2015.  The increase in deposits and the proceeds from the private placement funded the increase in loans discussed above as well as the increase in cash and cash equivalents.

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

As of March 31, 2015, we had a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at March 31, 2015.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.  At March 31, 2015, we have $31.4 million of borrowed funds from the FHLBNY.

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base.

In July 2013, the federal banking agencies issued final rules to implement the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III) and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015.  The final rules call for a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of tier 1 capital to risk-weighted assets of 6%., a minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule) and a minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation, as well as countercyclical capital buffers, which increase the required amount of capital in times of economic expansion, consistent with safety and soundness, will begin for all banking organizations on January 1, 2016.

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2015, as well as the applicable minimum ratios:

			To Be Well
		Minimum Rquired	Capitalized Under
		For Capital	Prompt Corrective
	March 31, 2015	Adequacy Purposes	Action Regulations

Common Equity Tier 1 Capital	10.61%	4.50%	6.50%
Risk-Based Capital:
Tier 1 Capital Ratio	10.61%	6.00%	8.00%
Total Capital Ratio	11.77%	8.00%	10.00%
Leverage Ratio	9.04%	4.00%	5.00%

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

As of March 31, 2015, the Company’s management including the Chief Executive Officer and President (our Principal Executive Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2015, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those unregistered sales of equity securities previously reported in a Current Report on Form 8-K, there were no unregistered sales of equity securities during the period.

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

Bancorp of New Jersey, Inc.

Date:	May 15, 2015	By:	/s/	Michael Lesler
Michael Lesler
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/	Richard Capone
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