Form 10-Q
period 2015-06-30
Bancorp of New Jersey, Inc.
filed 2015-08-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  August 8, 2015 there were 6,240,241 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	June 30, 2015	December 31, 2014

ASSETS

Cash and due from banks	$2,019	$1,218
Interest bearing deposits	72,027	20,386
Federal funds sold	455	456
Total cash and cash equivalents	74,501	22,060

Interest bearing time deposits	1,000	1,000

Securities available for sale	55,813	58,451
Securities held to maturity (fair value approximates $8,717 and $15,921, at June 30, 2015 and December 31, 2014, respectively)	8,715	15,923
Restricted investment in bank stock, at cost	2,165	2,162

Loans receivable	651,574	633,958
Deferred loan fees and unamortized costs, net	(396)	(414)
Less: allowance for loan losses	(7,878)	(7,192)
Net loans	643,300	626,352
Premises and equipment, net	10,114	10,136
Accrued interest receivable	2,343	2,441
Other real estate owned	731	897
Other assets	4,261	4,266
TOTAL ASSETS	$802,943	$743,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing	$93,744	$89,510
Savings and interest bearing transaction accounts	214,631	200,585
Time deposits under $100	62,616	54,396
Time deposits $100 and over	329,014	304,483
Total deposits	700,005	648,974
Borrowed funds	29,752	32,950
Accrued interest payable and other liabilities	1,943	1,870
TOTAL LIABILITIES	731,700	683,794

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,240,241 and 5,369,984 at June 30, 2015 and December 31, 2014, respectively	60,404	50,998
Retained earnings	11,304	9,635
Accumulated other comprehensive loss	(465)	(739)
Total stockholders’ equity	71,243	59,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$802,943	$743,688

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2015	2014
INTEREST INCOME
Loans, including fees	$7,844	$6,409
Securities	219	229
Federal funds sold and other	40	12
TOTAL INTEREST INCOME	8,103	6,650

INTEREST EXPENSE
Savings and money markets	306	237
Time deposits	1,618	1,323
Borrowed funds	119	1
TOTAL INTEREST EXPENSE	2,043	1,561

NET INTEREST INCOME	6,060	5,089
Provision for loan losses	413	344
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,647	4,745
NON-INTEREST INCOME
Fees and service charges	94	50
Losses on sales of securities	(10)	(2)
TOTAL NON-INTEREST INCOME	84	48

NON-INTEREST EXPENSE
Salaries and employee benefits	1,910	1,601
Occupancy and equipment expense	741	604
FDIC premiums and related expenses	159	89
Legal fees	45	51
Other real estate owned expenses	9	35
Professional fees	237	161
Data processing	241	187
Other expenses	431	293
TOTAL NON-INTEREST EXPENSE	3,773	3,021
Income before provision for income taxes	1,958	1,772
Income tax expense	664	694
Net income	$1,294	$1,078

PER SHARE OF COMMON STOCK
Basic	$0.21	$0.20
Diluted	$0.21	$0.20

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Six Months Ended June 30,
	2015	2014
INTEREST INCOME
Loans, including fees	$15,412	$12,437
Securities	448	474
Federal funds sold and other	65	32
TOTAL INTEREST INCOME	15,925	12,943

INTEREST EXPENSE
Savings and money markets	603	464
Time deposits	3,142	2,610
Borrowed funds	245	1
TOTAL INTEREST EXPENSE	3,990	3,075

NET INTEREST INCOME	11,935	9,868
Provision for loan losses	783	784
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,152	9,084
NON-INTEREST INCOME
Fees and service charges	142	104
Losses on sales of securities	(15)	(2)
TOTAL NON-INTEREST INCOME	127	102

NON-INTEREST EXPENSE
Salaries and employee benefits	3,722	3,130
Occupancy and equipment expense	1,481	1,286
FDIC premiums and related expenses	279	182
Legal fees	180	97
Other real estate owned expenses	177	35
Professional fees	403	297
Data processing	476	392
Other expenses	883	552
TOTAL NON-INTEREST EXPENSE	7,601	5,971
Income before provision for income taxes	3,678	3,215
Income tax expense	1,260	1,266
Net income	$2,418	$1,949

PER SHARE OF COMMON STOCK
Basic	$0.41	$0.36
Diluted	$0.41	$0.36

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,
	2015	2014

Net income	$1,294	$1,078
Other comprehensive income (loss)
Unrealized holding (losses) gains on securities available for sale, net of deferred income tax benefit (expense) of $131 and $(268), respectively	(232)	323
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $4 and $1, respectively	(6)	(2)
Comprehensive income	$1,068	$1,403

	For the Six Months Ended June 30,
	2015	2014

Net income	$2,418	$1,949
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $149 and $409, respectively	255	550
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $6 and $1, respectively	(9)	(2)
Comprehensive income	$2,682	$2,501

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,418	$1,949
Adjustments to reconcile net income to net cash provided by
Operating activities:
Provision for loan losses	783	784
Amortization of securities premiums	54	52
Deferred tax benefit	(571)	(14)
Depreciation and amortization	302	282
Stock based compensation	106	146
Accretion of net loan origination fees	(18)	—
Loss on sale of securities	15	2
Loss on sale of other real estate owned	—	36
Write down of other real estate owned	166	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	98	(740)
Decrease in other assets	432	1,805
Increase in accrued interest payable and other liabilities	73	218
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,858	4,520

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(3,998)	—
Purchases of securities held to maturity	(4,567)	(9,106)
Purchases of restricted investment in bank stock	(171)	(274)
Proceeds from maturities of securities held to maturity	11,775	14,014
Proceeds from sales of securities available for sale	6,985	4,998
Proceeds from call of restricted investment in bank stock	168	—
Proceeds from sale of other real estate owned	—	938
Net increase in loans	(17,713)	(67,024)
Purchases of premises and equipment	(280)	(91)
NET CASH USED IN INVESTING ACTIVITIES	(7,801)	(56,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	51,031	23,889
Net (decrease) increase in borrowed funds	(3,198)	5,434
Dividends	(749)	(642)
Proceeds from the sale of common stock through the private placement	9,280	—
Proceeds from the exercise of options	20	273
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,384	28,954

Net increase (decrease) in cash and cash equivalents	52,441	(23,071)
Cash and cash equivalents, beginning of year	22,060	37,741
CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,501	$14,670

Supplemental information:
Cash paid during the period for:
Interest	$3,929	$3,046
Income taxes	$1,416	$1,214

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$1,077

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (together with its consolidated subsidiaries, the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”) and the Bank’s wholly-owned subsidiaries, BONJ-New York Corp., BONJ-New Jersey Investment Company, BONJ-Delaware Investment Company and BONJ REIT Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 2.  Stockholders’ Equity and Related Transactions

On March 2, 2015, the Company closed on a private placement of approximately $9.5 million (net of expenses, approximatley $9.3 million) or 868,057 shares of its common stock at a price of $10.95 per share. The shares of common stock were offered and were sold in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  Each of the investors in the private placement was a member of the Company’s board of directors or related party. The Company contributed the proceeds of the private placement to the Bank.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At June 30, 2015, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 159,700 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at June 30, 2015 and accordingly no unrecognized share based compensation expense.  During the three and six months ended June 30, 2015, options to purchase 2,200 shares of common stock, at a weighted average price of $9.09 per share were exercised for a total price of $20,000.  During the three and six months ended June 30, 2014, options to purchase 26,000 shares of common stock at a weighted average price $10.48 per share were exercised for a total price of $272,000.  No options were granted or forfeited through the 2006 Stock Option Plan during the six months ended June 30, 2015.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30, 2015, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan and approximately 331,334 were outstanding at June 30, 2015.   No options were granted, exercised or forfeited through the 2007 Director Plan during the first six months of 2015.

Under the 2007 Director Plan, there were no unvested options at June 30, 2015 and no unrecognized compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, no share based compensation expense was recognized for the three months and six months ended June 30, 2015 and 2014, respectively.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of June 30, 2015 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $214 thousand.

The aggregate intrinsic value of options outstanding as of June 30, 2014 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $782 thousand.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan ( the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the

Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  During the six months ended June 30, 2014, the Company issued 3,218 shares of stock to certain members of the Bank’s management team.  These shares vested immediately and the expense was recorded during the first six months of 2014.  For the three months ended June 30, 2015 and 2014, $52 thousand and $52 thousand, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years.  For the six months ended June 30, 2015 and 2014, $106 thousand and $146 thousand, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years.  At June 30, 2015, there were a total of approximately 48,000 shares of unvested restricted stock and approximately $558 thousand of compensation expense which will be recorded over the next three years.  No options were granted, exercised or forfeited through the 2011 Plan during the first six months of 2015.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2015	2014
Net income applicable to common stock	$1,294	$1,078
Weighted average number of common shares outstanding - basic	6,240	5,368
Basic earnings per share	$0.21	$0.20

Net income applicable to common stock	$1,294	$1,078
Weighted average number of common shares outstanding	6,240	5,368
Effect of dilutive options	17	68
Weighted average number of common shares and common share equivalents-diluted	6,257	5,436
Diluted earnings per share	$0.21	$0.20

Incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 48,500 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended June 30, 2015.  Incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended June 30, 2015, because they were anti-dilutive.

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 64,000 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended June 30, 2014

The following table shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2015	2014
Net income applicable to common stock	$2,418	$1,949
Weighted average number of common shares outstanding - basic	5,951	5,355
Basic earnings per share	$0.41	$0.36

Net income applicable to common stock	$2,418	$1,949
Weighted average number of common shares outstanding	5,951	5,355
Effect of dilutive options	16	69
Weighted average number of common shares and common share equivalents-diluted	5,967	5,424
Diluted earnings per share	$0.41	$0.36

Incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 48,500 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended June 30, 2015.  Incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the six months ended June 30, 2015, because they were anti-dilutive.

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; 75,000 incentive stock options at a weighted average price of $11.50; incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 64,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the six months ended June 30, 2014.

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at June 30, 2015 and December 31, 2014 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,715	$—	$—	$4,715
U.S. Treasury obligations	4,000	2	—	4,002
Total securities held to maturity	8,715	2	—	8,717

Securities Available for Sale:
U.S. Treasury obligations	6,568	—	(190)	6,378
Government sponsored enterprise obligations	49,998	—	(563)	49,435
Total securities available for sale	56,566	—	(753)	55,813

Total securities	$65,281	$2	$(753)	$64,530

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$11,923	$—	$—	$11,923
Government sponsored enterprise obligations			—	—
U.S. Treasury obligations	4,000	—	(2)	3,998
Total securities held to maturity	15,923	—	(2)	15,921

Securities Available for Sale:
U.S. Treasury obligations	6,623	—	(221)	6,402
Government sponsored enterprise obligations	53,000	—	(951)	52,049
Total securities available for sale	59,623	—	(1,172)	58,451

Total securities	$75,546	$—	$(1,174)	$74,372

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligations	$—	$—	$6,378	$(190)	$6,378	$(190)
Government sponsored enterprise obligations	2,975	(24)	42,461	(539)	45,436	(563)
Total securities available for sale	$2,975	$(24)	$48,839	$(729)	$51,814	$(753)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$—	$—	$3,998	$(2)	$3,998	$(2)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,402	(221)	6,402	(221)
Government sponsored enterprise obligations	2,994	(6)	49,055	(945)	52,049	(951)
Total securities available for sale	2,994	(6)	55,457	(1,166)	58,451	(1,172)

Total securities	$2,994	$(6)	$59,455	$(1,168)	$62,449	$(1,174)

The amortized cost and fair value of securities held to maturity and securities available for sale at June 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$8,715	$8,717	$3,998	$3,998
After one to five years	—	—	44,345	43,797
After five to ten years	—	—	8,223	8,018
Total	$8,715	$8,717	$56,566	$55,813

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

At June 30, 2015, the Company’s available for sale securities portfolio consisted of twenty one securities, of which nineteen were in an unrealized loss position for more than twelve months and one was in a loss position for less than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2015.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $16.3 million and a fair value of $16.1 million, respectively, were pledged to secure public funds on deposit at June 30, 2015.  Securities with an amortized cost of $10.4 million and a fair value of $10.0 million, respectively, were pledged to secure public funds on deposit at December 31, 2014.

During the three months ended June 30, 2015, the Company sold two securities from its available for sale portfolio and recognized a loss of approximately $10 thousand.  For the six months ended June 30, 2015, the Company sold three securities from its available for sale portfolio and recognized a loss of approximately $15 thousand.  For the three and six months ended June 30, 2015, the Company did not sell any securities from its held to maturity portfolio.  During the three and six months ended June 30, 2014, the Company sold two securities from its available for sale portfolio and recognized a loss of approximately $2 thousand.  For the three and six months ended June 30, 2014, the Company did not sell any securities from its held to maturity portfolio.

Note 6.   Loans.

The components of the loan portfolio at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014

Commercial real estate	$456,658	$431,727
Residential mortgages	53,689	56,079
Commercial	73,893	75,174
Home equity	65,036	69,631
Consumer	2,298	1,347

	$651,574	$633,958

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

June 30, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,178	$535	$1,159	$336	$20	$274	$7,502
Charge-offs			(229)				(229)
Recoveries	191	—	1	—	—	—	192
Provisions	322	105	49	207	4	(274)	413
Transfer							—
Ending balance	$5,691	$640	$980	$543	$24	$—	$7,878
Ending balance: individually evaluated for impairment	$—	$70	$—	$—	$—	$—	$70
Ending balance: collectively evaluted for impairment	$5,691	$570	$980	$543	$24	$—	$7,808

Loans receivables:
Ending balance	$456,658	$53,689	$73,893	$65,036	$2,298	$—	$651,574
Ending balance: individually evaluted for impairment	373	4,613	13	2,658	—	—	7,657
Ending balance: collectively evaluated for impairment	$456,285	$49,076	$73,880	$62,378	$2,298	$—	$643,917

June 30, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,812	$329	$932	$599	$93	$213	$5,978
Charge-offs	(197)	(30)	(50)	—	—	—	(277)
Recoveries	—	—	1	—	—	—	1
Provisions	429	(12)	(24)	8	(39)	(18)	344
Ending balance	$4,044	$287	$859	$607	$54	$195	$6,046

December 31, 2014
Allowance for loan losses:
Ending balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$4,950	$348	$1,128	$500	$24	$242	$7,192

Loans receivables:
Ending balance	$431,727	$56,079	$75,174	$69,631	$1,347	$—	$633,958
Ending balance: individually evaluted for impairment	$1,787	$4,455	$—	$2,512	$—	$—	$8,754
Ending balance: collectively evaluated for impairment	$429,940	$51,624	$75,174	$67,119	$1,347	$—	$625,204

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the six months ended:

	Commercial	Residential
June 30, 2015	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	—	(229)	—	—	—	(289)
Recoveries	191	—	1	—	—	—	192
Provisions	610	292	80	43	—	(242)	783
Transfer	—	—	—	—	—	—	—
Ending balance	$5,691	$640	$980	$543	$24	$—	$7,878

	Commercial	Residential
June 30, 2014	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$3,707	$325	$969	$593	$26	$155	$5,775
Charge-offs	(237)	(30)	(50)	—	—	—	(317)
Recoveries	—	—	2	—	—	—	2
Provisions	574	(8)	(62)	14	28	238	784
Transfer	—	—	—	—	—	(198)	(198)
Ending balance	$4,044	$287	$859	$607	$54	$195	$6,046

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014, (in thousands):

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$—	$373	$373	$456,285	$456,658	$373
Residential mortgages	—	—	4,440	4,440	49,249	53,689	4,440
Commercial	—	—	13	13	73,880	73,893	13
Home equity	25	475	2,598	3,098	61,938	65,036	2,598
Consumer	23	—	—	23	2,275	2,298	—
Total	$48	$475	$7,424	$7,947	$643,627	$651,574	$7,424

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$377	$—	$377	$431,350	$431,727	$1,787
Residential mortgages	361	—	963	1,324	54,755	56,079	4,279
Commercial	—	—	—	—	75,174	75,174	—
Home equity	—	475	1,275	1,750	67,881	69,631	2,453
Consumer	—	—	—	—	1,347	1,347	—
Total	$361	$852	$2,238	$3,451	$630,507	$633,958	$8,519

The Company had no loans greater than ninety days delinquent and accruing interest at June 30, 2015 and December 31, 2014.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2015, the gross interest income would have been

$103 thousand and $198 thousand, respectively.   If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2014, the gross interest income would have been $112 thousand and $207 thousand, respectively.  Actual interest income recognized on these loans during the three and six months ended June 30, 2015 was $17 thousand.  Actual interest income recognized on these loans during the three and six months ended June 30, 2014 was $0.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$443,184	$49,077	$64,762	$58,197	$2,298	$617,518
Special Mention	10,153	—	4,886	4,400	—	19,439
Substandard	3,321	4,612	4,245	2,439	—	14,617
Doubtful	—	—	—	—	—	—
Total	$456,658	$53,689	$73,893	$65,036	$2,298	$651,574

December 31, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$429,940	$47,700	$73,174	$66,878	$1,347	$619,039
Special Mention	—	4,100	500	300	—	4,900
Substandard	1,787	4,279	1,500	2,453	—	10,019
Doubtful	—	—	—	—	—	—
Total	$431,727	$56,079	$75,174	$69,631	$1,347	$633,958

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Residential mortgages	$248	$250	$70
Total impaired loans with specific reserves	248	250	70

Impaired loans with no specific reserves:
Commercial real estate	373	397	—
Residential mortgages	4,365	4,863	—
Commercial	13	13	—
Home equity	2,658	2,897	—
Total impaired loans with no specific reserves	7,409	8,170	—
Total impaired loans	$7,657	$8,420	$70

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no specific reserves:
Commercial real estate	1,787	1,787	—
Residential mortgages	4,455	4,543	—
Home equity	2,512	2,613	—
Total impaired loans with no specific reserves	$8,754	$8,943	$—

The following table provides information about the Company’s impaired loans for the three month and six month periods ended June 30, 2015 and  2014  (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$357	$—
Residential mortgages	1,048	—	692	—
Commercial	—	—	25	—
Home equity	—	—	1,594	12
Total impaired loans with specific reserves	1,048	—	2,668	12

Impaired loans with no specific reserves:
Commercial real estate	1,060	—	3,236	25
Residential mortgages	3,327	12	3,681	49
Commercial	6	—	—	—
Home equity	2,578	5	501	7
Consumer	—	—	47	—
Total impaired loans with no specific reserves	6,971	17	7,465	81
Total impaired loans	$8,019	$17	$10,133	$93

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$476	$—
Residential mortgages	1,050	—	692	—
Commercial	—	—	33	—
Home equity	—	—	1,594	25
Total impaired loans with specific reserves	1,050	—	2,795	25

Impaired loans with no specific reserves:
Commercial real estate	1,302	—	3,321	54
Residential mortgages	3,351	12	4,110	87
Commercial	4	—	—	—
Home equity	2,556	5	380	8
Consumer	—	—	31	—
Total impaired loans with no specific reserves	7,213	17	7,842	149
Total impaired loans	$8,263	$17	$10,637	$174

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.

The following table summarizes information in regards to TDRs by loan portfolio class as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$173	1	$3,915	5	$4,088
Commercial real estate	—	—	373	1	373
Home equity	60	1	932	2	992
	$233	2	$5,220	8	$5,453

December 31, 2014	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$175	1	$4,008	5	$4,183
Commercial real estate	—	—	377	1	377
Home equity	60	1	954	2	1,014
	$235	2	$5,339	8	$5,574

For the three months ended June 30, 2015 and 2014, there were no new TDRs that occurred.  For the six months ended June 30, 2015, there were no new TDRs that occurred.  The following table summarizes information in regards to TDRs that occurred during the six months ended June 30, 2014 (in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2014	Loans	Investments	Investments

Residential mortgages	1	$365	$400

During the three and six months ended June 30, 2015 and 2014, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or an in-substance repossession.  As of June 30, 2015, we have foreclosed residential real estate properties with a carrying value of $731 thousand as a result of obtaining physical possession.  In addition, as of June 30, 2015, we had residential mortgage loans and home equity loans with a carrying value of $2.3 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2015, the Company had $1.7 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2015 for guarantees under standby letters of credit issued is not material.

Note 8 — Borrowed Funds

Borrowings may consist of long-term debt fixed rate advances from the Federal Home Loan Bank of New York (“FHLBNY”) as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at March 31, 2015 and December 31, 2014, is as follows (in thousands):

June 30, 2015	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$4,111	1.50%	5	June 2019
Fixed Rate Amortizing Note	6,289	1.51%	5	July 2019
Fixed Rate Amortizing Note	5,983	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,498	2.02%	7	August 2021
Fixed Rate Amortizing Note	8,871	1.48%	5	October 2019

Total FHLB Advances	$29,752	1.58%

December 31, 2014	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$4,598	1.50%	5	June 2019
Fixed Rate Amortizing Note	7,018	1.51%	5	July 2019
Fixed Rate Amortizing Note	6,662	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,833	2.02%	7	August 2021
Fixed Rate Amortizing Note	9,839	1.48%	5	October 2019

	$32,950	1.57%

The Bank has an overnight line of credit with Atlantic Community Bankers Bank (“ACBB”) for $10.0 million and an overnight line of credit with First Tennessee Bank for $12.0 million for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no borrowings on any of the lines of credit at June 30, 2015 and December 31, 2014.

Note 9. Fair Value Measurements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,378	$—	$6,378	$—
Government sponsored enterprise obligations	49,435	—	49,435	—
Total securities available for sale	$55,813	$—	$55,813	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,402	$—	$6,402	$—
Government sponsored enterprise obligations	52,049	—	52,049	—
Total securities available for sale	$58,451	$—	$58,451	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Impaired loans	$178	$—	$—	$178

Other real estate owned	$731	$—	$—	$731

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Impaired loans	$1,723	$—	$—	$1,723

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

June 30, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$178	Appraisal of Collateral (1)	Appraisal Adjustments (2)	35.0%

			Liquidation Expenses (2)	9.4%

Other real estate owned	$731	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 40.8% (-21.34%)

			Liquidation Expenses (2)	0% - 7.3% (-6.7%)

December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,723	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 46.3% (-38.4%)

			Liquidation Expenses (2)	0% - 60.2% (-20.2%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at June 30, 2015 and December 31, 2014:

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2015 and December 31, 2014 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	June 30, 2015		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$74,501	$74,501	$74,501	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	55,813	55,813	—	55,813
Securities held to maturity	8,715	8,717	—	8,717
Restricted investment in bank stock	2,165	2,165	—	2,165	—
Loans receivable, net	643,300	645,020	—	—	645,020
Accrued interest receivable	2,343	2,343	—	2,343	—
Financial liabilities:
Deposits	700,005	702,212	308,375	393,837	—
Borrowed funds	29,752	29,824	—	29,824	—
Accrued interest payable	822	822	—	822	—

			(Level 1)	(Level 2)	(Level 3)
	December 31, 2014		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$22,060	$22,060	$22,060	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	58,451	58,451	—	58,451
Securities held to maturity	15,923	15,921	—	15,921
Restricted investment in bank stock	2,162	2,162	—	2,162	—
Loans receivable, net	626,352	629,086	—	—	629,086
Accrued interest receivable	2,441	2,441	—	2,441	—
Financial liabilities:
Deposits	648,974	650,729	290,095	360,634	—
Borrowed funds	32,950	32,972	—	32,972	—
Accrued interest payable	758	758	—	758	—

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

Limitation

The preceding fair value estimates were made at June 30, 2015 and December 31, 2014 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at June 30, 2015 and December 31, 2014, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.   The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2017, including interim periods therein.  Three basic transition methods are available — full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP.  The same three transition alternatives apply. The implementation of ASU 2014-09 should not have a material impact on the Company’s financial position or results of operations.

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

Note 11. Accumulated Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Income
Three months ended June 30, 2015
Available for Sale Securities
Realized loss on sale of securities	$(10)	Losses on sale of securities
	4	Income tax expense
Total reclassifications	$(6)	Net of tax

Six months ended June 30, 2015
Available for Sale Securities
Realized loss on sale of securities	$(15)	Losses on sale of securities
	6	Income tax expense
Total reclassifications	$(9)	Net of tax

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

•      Operating, legal and regulatory compliance risk;

•      Our ability to attract and retain well-qualified management;

•      Fiscal and monetary policy;

•      Economic, political and competitive forces affecting our business; and

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

Results of Operations

Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014

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

Net Income

Net income for the second quarter of 2015 was $1.3 million compared to $1.1 million for second quarter of 2014, an increase of $216 thousand, or 20.0%.  This increase was primarily due to an increase in interest income on loans of $1.4 million, 22.4%.  This was offset somewhat by increases in non-interest expenses and interest expense of $752 thousand and $482 thousand, respectively.

Net income for the six months ended June 30, 2015 was approximately $2.4 million compared to net income of approximately $1.9 million for the six months ended June 30, 2014, an increase of $469 thousand, or 24.1%.  The increase was again driven by an increase in interest income on loans of $3.0 million, offset by increases in non-interest expense and interest expense of $1.6 million and $915 thousand, respectively.

On a per share basis, basic and diluted earnings per share were $0.21 for the second quarter of 2015 as compared to basic and diluted earnings per share of $0.20 for the second quarter of 2014, an increase of $0.01 per share, or 5.0%.  Basic and diluted earnings per share were $0.41 for the six months ended June 30, 2015 as compared to basic and diluted earnings per share of $0.36 for the six months ended June 30, 2014, an increase of $.05, or 13.9%.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended June 30, 2015, the growth in net interest income was powered primarily by increased interest income from loans, including fees.  Interest income on loans increased $1.4 million for the three months ended June 30, 2015 as compared to the corresponding period last year.  This increase in interest income was due to a $138.3 million increase in the average balance of loans during the quarter ended June 30, 2015, up to $657.8 million as compared to the second quarter of 2014 average loan balance of $519.4 million, offset somewhat by a decrease in the average rate earned on loans, from 4.94% for the three months ended June 30, 2014 down to 4.77% for the three months ended June 30, 2015, a decrease of 17 basis points.  Interest expense increased by $482 thousand for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and was due in most part to an increase in the average balance of interest bearing deposits of $110.3 million, up to $610.5 million during the quarter ended June 30, 2015 from $500.2 million on average for the quarter ended June 30, 2014.  In addition, the average balance of borrowings increased from $1.1 million for the quarter ended June 30, 2014, up to $30.3 million for the same quarter this year, an increase of $29.2 million.  The average interest rate paid on interest bearing liabilities increased 2 basis points to 1.27% for the three months ended June 30, 2015, from 1.25% for the corresponding period last year.

During the six months ended June 30, 2015, net interest income reached $11.9 million compared to $9.9 million for the six months ended June 30, 2014, an increase of $2.1 million, or 20.9%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in average loans.    Interest income from loans, including fees, securities and federal funds sold reached $15.9 million for the six months ended June 30, 2015 from $12.9 million for the six months ended June 30, 2014, an increase of $3.0 million, or 23.0%.  At the same time, total interest expense increased by $915 thousand for the six months ended June 30, 2015 from the six months ended June 30, 2014.  The Company’s average rate paid on interest bearing liabilities increased to 1.27% for the six months ended June 30, 2015, from 1.25% for the six months ended June 30, 2014.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $413 thousand and $783 thousand for the three months and six month periods ended June 30, 2015, respectively, compared to $344 thousand and $784 thousand for the three month and six month periods ended June 30, 2014.  The increase in the provision for loan losses for the quarter ended June 30, 2015, was due to the charge-off of a commercial loan in the amount of $229 thousand, which was fully provisioned for during the quarter.  The loan loss provision for the six months ended June 30, 2015 was basically unchanged from the provision for loan losses one year ago.  This was due to the commercial loan charge-off, offset somewhat by a slower loan growth for the Bank for the six months ended June 30, 2015, when compared to the same period in 2014.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities.  For the three months and six months ended June 30, 2015, non-interest income increased by $36 thousand and $25 thousand, respectively, as compared to the three months and six months ended June 20, 2014.

Non-interest Expense

Non-interest expense grew to $3.8 million during the second quarter of 2015 compared to $3.0 million in the second quarter of 2014, an increase of approximately $752 thousand.  This increase was due in most part to increases in salaries and employee benefits, other expenses and occupancy and equipment expense of $309 thousand, $138 thousand and $137 thousand, respectively.  These increases were due in part to general increases in staff, salaries and benefits as well as the costs associated with the Bank’s entry into the Certificate of Deposit Account Registry Service (“CDARS”) program.   During the six months ended June 30, 2015, non-interest expense reached approximately $7.6 million from approximately $6.0 million for the six months ended June 30, 2014, an increase of $1.6 million, or 27.3%.  The six month increases were due in most part to increases in salaries and benefits, occupancy and equipment expenses, other expenses and other real estate owned expenses of $592 thousand, $195 thousand, $331 thousand and $142 thousand, respectively. The increase in salaries and employee benefits was primarily due to general increases in staff, salaries and benefits.  The increase in other real estate owned related expenses was due to the write down in the fair market value of the two properties in other real estate owned of approximately $160 thousand.  Other expenses increased, in part, due to increases in advertising and third party payroll servicing expenses, which increased $65 thousand and $60 thousand, respectively.

Income Tax Expense

The income tax provision decreased $30 thousand to $664 thousand for the three months ended June 30, 2015 from $694 thousand for the quarter ended June 30, 2014.  For the six months ended June 30, 2015, income tax expense was $1.3 million, basically unchanged from the six months ended June 30, 2014.  The decrease in the income tax expense for the three and six months ended 2015, as compared to the same periods in 2014 was due primarily to the impact of our establishment of a Real Estate Investment Trust or REIT during the third quarter of 2014, offset by increases in our pre-tax income of $186 thousand and $463 thousand for the three and six month periods ended June 30, 2015 as compared to the three and six month periods ended June 30, 2014.  The effective tax rate for the three and six month periods ended June 30, 2015, were 33.9% and 34.3%, respectively, compared to 39.2% and 39.4%, respectively, for the corresponding periods in 2014.

FINANCIAL CONDITION

Total consolidated assets increased $59.3 million, or approximately 8.0%, from $743.7 million at December 31, 2014 to $802.9 million at June 30, 2015.  Loans receivable, or “total loans,” increased from $626.4 million at December 31, 2014 to $643.3 million at June 30, 2015, an increase of approximately $16.9 million, or 2.7%.  Total cash and cash equivalents increased from $22.1 million at December 31, 2014 to $74.5 million at June 30, 2015, an increase of $52.4 million.  Total deposits grew by $51.0 million to $700.0 million at June 30, 2015, from $649.0 million at December 31, 2014.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 2.7% to reach $643.3 million at June 30, 2015 from $626.4 million at December 31 2014.  Commercial real estate and consumer loans increased by $24.9 million and $1.0 million, respectively, offset somewhat by decreases in home equity loans, residential mortgages and commercial loans of $4.6 million, $2.4 million and $1.3 million, respectively, during the six months ended June 30, 2015.    We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

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

Loan Quality

As mentioned above, our principal assets are our loans.  Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms.  Risk elements include past due and restructured loans, potential problem loans and loan concentrations.

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

As of June 30, 2015 the Bank had seventeen nonaccrual loans totaling approximately $7.4 million, of which one loan totaling approximately $248 thousand had a specific reserve of $70 thousand and sixteen loans totaling approximately $7.2 million had no specific reserve.  If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2015, the gross interest income that would have been recorded in such periods would have been approximately $103 thousand and $198 thousand, respectively.

Within its nonaccrual loans at June 30, 2015, the Bank had five residential mortgage loans, two home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At June 30, 2015, nonaccrual TDR loans had an outstanding balance of $5.2 million and had specific reserves of $70 thousand connected with them.  Of the nonaccruing TDR loans, three residential mortgage loans and two home equity loans totaling $3.2 million and $932 thousand, respectively, are performing in accordance with their modified terms.

During the first six months of 2015, there were no new TDR loans.  During the first six months of 2014, one residential mortgage loan totaling $400 thousand was modified as a TDR.  This loan is performing in accordance with its modified terms.  At June 30, 2015, the Bank had a total of two accruing loans which met the definition of a TDR.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at June 30, 2015 and December 31, 2014.

Investment Securities

Securities held as available for sale (“AFS”) were $55.8 million at June 30, 2015 compared to $58.5 million at December 31, 2014.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $700.0 million at June 30, 2015 from $649.0 million at December 31, 2014, an increase of $51.0 million, or 7.9%.  Time deposits, savings and interest bearing transaction accounts and noninterest bearing accounts increased by $32.8 million, $14.0 million, and $4.2 million, respectively, during the first six months of 2015.

Borrowed Funds

Borrowings consist of long term advances from the Federal Home Loan Bank of New York (“ FHLBNY”) and short term advances on lines of credit with Atlantic Community Bankers Bank (“ACBB”).  The long term advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  At June 30, 2015 and December 31, 2014, the Bank had outstanding borrowings of $29.8 million and $33.0 million, respectively, with the FHLBNY

Liquidity

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

Our total deposits equaled $700.0 million and $649.0 million, respectively, at June 30, 2015 and December 31, 2014.  During the first six months of 2015, the Company closed on a private placement of approximately $9.5 million, or 868,057 shares of common stock and contributed the proceeds to the Bank.  Cash and cash equivalents increased from $22.1 million on December 31, 2014 to $74.5 million on June 30, 2015.  The increase in deposits and the proceeds from the private placement funded the increase in loans discussed above as well as the increase in cash and cash equivalents.

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

As of June 30, 2015, we had a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at June 30, 2015.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.  At June 30, 2015, we had $29.8 million of borrowed funds from the FHLBNY.

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base.

In July 2013, the federal banking agencies issued final rules to implement the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III) and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015.  The final rules call for a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule) and a minimum leverage ratio of 4%.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2015, as well as the applicable minimum ratios:

	June 30, 2015	Minimum Required For Capital Adequency Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations

Common Equity Tier 1 Capital	10.84%	4.50%	6.50%
Risk-Based Capital:
Tier 1 Capital Ratio	10.84%	6.00%	8.00%
Total Capital Ratio	12.08%	8.00%	10.00%
Leverage Ratio	8.92%	4.00%	5.00%

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

As of June 30, 2015, the Company’s management including the Chief Executive Officer and President (our Principal Executive Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of June 30, 2015, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date:	August 14, 2015	By:	/s/ Michael Lesler
Michael Lesler
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Richard Capone
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