Form 10-Q
period 2015-09-30
Bancorp of New Jersey, Inc.
filed 2015-11-16
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2015 there were 6,240,241 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	September 30, 2015	December 31, 2014

ASSETS

Cash and due from banks	$1,986	$1,218
Interest bearing deposits	96,899	20,386
Federal funds sold	454	456
Total cash and cash equivalents	99,339	22,060

Interest bearing time deposits	1,000	1,000

Securities available for sale	64,280	58,451
Securities held to maturity (fair value approximates $8,718 and $15,921, at September 30, 2015 and December 31, 2014, respectively)	8,718	15,923
Restricted investment in bank stock, at cost	2,092	2,162

Loans receivable	625,128	633,958
Deferred loan fees and unamortized costs, net	(374)	(414)
Less: allowance for loan losses	(7,719)	(7,192)
Net loans	617,035	626,352
Premises and equipment, net	10,125	10,136
Accrued interest receivable	2,340	2,441
Other real estate owned	549	897
Other assets	4,704	4,266
TOTAL ASSETS	$810,182	$743,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing	$108,765	$89,510
Savings and interest bearing transaction accounts	221,749	200,585
Time deposits under $100	55,090	54,396
Time deposits $100 and over	321,387	304,483
Total deposits	706,991	648,974
Borrowed funds	28,144	32,950
Accrued interest payable and other liabilities	2,463	1,870
TOTAL LIABILITIES	737,598	683,794

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,240,241 and 5,369,984 at September 30, 2015 and December 31, 2014, respectively	60,456	50,998
Retained earnings	12,286	9,635
Accumulated other comprehensive loss	(158)	(739)
Total stockholders’ equity	72,584	59,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,182	$743,688

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended September 30,
	2015	2014

INTEREST INCOME
Loans, including fees	$7,545	$7,267
Securities	229	226
Federal funds sold and other	51	7
TOTAL INTEREST INCOME	7,825	7,500

INTEREST EXPENSE
Savings and money markets	321	251
Time deposits	1,629	1,360
Borrowed funds	113	82
TOTAL INTEREST EXPENSE	2,063	1,693

NET INTEREST INCOME	5,762	5,807
(Recovery of) provision for loan losses	(124)	693
NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES	5,886	5,114
NON-INTEREST INCOME
Fees and service charges	98	51
Losses on sales of securities	—	(3)
TOTAL NON-INTEREST INCOME	98	48

NON-INTEREST EXPENSE
Salaries and employee benefits	1,866	1,685
Occupancy and equipment expense	662	638
FDIC premiums and related expenses	243	104
Legal fees	69	45
Other real estate owned expenses	6	—
Professional fees	223	133
Data processing	256	215
Other expenses	563	389
TOTAL NON-INTEREST EXPENSE	3,888	3,209
Income before provision for income taxes	2,096	1,953
Income tax expense	738	692
Net income	$1,358	$1,261

PER SHARE OF COMMON STOCK
Basic	$0.22	$0.23
Diluted	$0.22	$0.23

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Nine Months Ended September 30,
	2015	2014

INTEREST INCOME
Loans, including fees	$22,956	$19,703
Securities	677	700
Federal funds sold and other	116	39
TOTAL INTEREST INCOME	23,749	20,442

INTEREST EXPENSE
Savings and money markets	924	715
Time deposits	4,770	3,969
Borrowed funds	358	83
TOTAL INTEREST EXPENSE	6,052	4,767

NET INTEREST INCOME	17,697	15,675
Provision for loan losses	659	1,477
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,038	14,198
NON-INTEREST INCOME
Fees and service charges	239	155
Losses on sales of securities	(15)	(5)
TOTAL NON-INTEREST INCOME	224	150

NON-INTEREST EXPENSE
Salaries and employee benefits	5,588	4,815
Occupancy and equipment expense	2,143	1,924
FDIC premiums and related expenses	522	286
Legal fees	249	142
Other real estate owned expenses	183	35
Professional fees	626	475
Data processing	732	607
Other expenses	1,447	896
TOTAL NON-INTEREST EXPENSE	11,490	9,180
Income before provision for income taxes	5,772	5,168
Income tax expense	1,998	1,958
Net income	$3,774	$3,210

PER SHARE OF COMMON STOCK
Basic	$0.62	$0.60
Diluted	$0.62	$0.59

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2015	2014

Net income	$1,358	$1,261
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $188 and $52, respectively	306	134
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $0 and $1, respectively	—	(2)
Comprehensive income	$1,664	$1,397

	For the Nine Months Ended September 30,
	2015	2014

Net income	$3,774	$3,210
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $326 and $458, respectively	572	685
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $6 and $2, respectively	(9)	(3)
Comprehensive income	$4,355	$3,898

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,774	$3,210
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	659	1,477
Amortization of securities premiums	82	80
Deferred tax benefit	(1,085)	(14)
Depreciation and amortization	458	424
Stock based compensation	159	198
(Amortization) accretion of net loan origination fees and costs	(40)	90
Loss on sale of securities	15	5
Loss on sale of other real estate owned	6	35
Write down of other real estate owned	180	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	101	(998)
Decrease in other assets	315	1,543
Increase in accrued interest payable and other liabilities	593	1,503
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,217	7,553

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(11,998)	—
Purchases of securities held to maturity	(4,718)	(9,106)
Purchases of restricted investment in bank stock	(171)	(962)
Proceeds from maturities of securities held to maturity	11,923	14,014
Proceeds from sales of securities available for sale	6,985	6,995
Proceeds from call of restricted investment in bank stock	241	—
Proceeds from sale of other real estate owned	162	939
Net decrease (increase) in loans	8,697	(117,862)
Purchases of premises and equipment	(447)	(169)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,674	(106,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	58,017	52,346
Net (decrease) increase in borrowed funds	(4,806)	33,025
Dividends	(1,123)	(965)
Proceeds from the sale of common stock through the private placement	9,280	—
Proceeds from the exercise of options	20	273
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,388	84,679

Net increase (decrease) in cash and cash equivalents	77,279	(13,919)
Cash and cash equivalents, beginning of year	22,060	37,741
CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,339	$23,822

Supplemental information:
Cash paid during the period for:
Interest	$6,062	$4,718
Income taxes	$2,424	$1,214

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$1,077

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

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2015, incentive stock options to purchase 210,900 shares have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 159,700 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at September 30, 2015 and accordingly no unrecognized share based compensation expense.  During the nine months ended September 30, 2015, options to purchase 2,200 shares of common stock, at a weighted average price of $9.09 per share were exercised for a total price of $20,000.  During the nine months ended September 30, 2014, options to purchase 26,000 shares of common stock at a weighted average price of $10.48 per share were exercised for a total price of $273,000.  No options were granted or forfeited through the 2006 Stock Option Plan during the nine months ended September 30, 2015.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2015, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan and approximately 331,334 were outstanding at September 30, 2015.  No options were granted, exercised or forfeited through the 2007 Director Plan during the first nine months of 2015.

Under the 2007 Director Plan, there were no unvested options at September 30, 2015 and no unrecognized compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, no share based compensation expense was recognized for the three and nine months ended September 30, 2015 and 2014, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value of the Company’s stock.

The aggregate intrinsic value of options outstanding as of September 30, 2015 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $200 thousand.

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

During the nine months ended September 30, 2014, the Company issued 3,218 shares of stock to certain members of the Bank’s management team.  These shares vested immediately and the expense was recorded during the first nine months of 2014.  For the three months ended September 30, 2015 and 2014, $53 thousand and $52 thousand, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years.  For the nine months ended September 30, 2015 and 2014, $159 thousand and $198 thousand, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years.  At September 30, 2015, there were a total of approximately 48,500 shares of unvested restricted stock and approximately $509 thousand of compensation expense which will be recorded over the next three years.  No options were granted, exercised or forfeited through the 2011 Plan during the nine months of 2015.

Note 4.  Earnings Per Share.

Basic earnings per share is calculated by dividing the net income for a period by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing the net income for a period by the weighted average number of outstanding common shares and dilutive common share equivalents during that period.  Outstanding “common share equivalents” include options to purchase the Company’s common stock.

The following schedule shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2015	2014
Net income applicable to common stock	$1,358	$1,261
Weighted average number of common shares outstanding - basic	6,240	5,369
Basic earnings per share	$0.22	$0.23

Net income applicable to common stock	$1,358	$1,261
Weighted average number of common shares outstanding	6,240	5,369
Effect of dilutive options	16	50
Weighted average number of common shares and common share equivalents-diluted	6,256	5,419
Diluted earnings per share	$0.22	$0.23

Incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 48,500 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2015.  Incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the three months ended September 30, 2015, because they were anti-dilutive.

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and

64,000 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2014.

The following schedule shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2015	2014
Net income applicable to common stock	$3,774	$3,210
Weighted average number of common shares outstanding - basic	6,049	5,355
Basic earnings per share	$0.62	$0.60

Net income applicable to common stock	$3,774	$3,210
Weighted average number of common shares outstanding	6,049	5,355
Effect of dilutive options	16	59
Weighted average number of common shares and common share equivalents-diluted	6,065	5,414
Diluted earnings per share	$0.62	$0.59

Incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 48,500 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2015.  Incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2015, because they were anti-dilutive.

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

Note 5.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at September 30, 2015 and December 31, 2014 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,718	$—	$—	$4,718
U.S. Treasury obligations	4,000	—	—	4,000
Total securities held to maturity	8,718	—	—	8,718

Securities Available for Sale:
U.S. Treasury obligations	6,540	—	(101)	6,439
Government sponsored enterprise obligations	57,999	1	(159)	57,841
Total securities available for sale	64,539	1	(260)	64,280

Total securities	$73,257	$1	$(260)	$72,998

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Securities Held to Maturity:
Obligations of states and political subdivisions	$11,923	$—	$—	$11,923
Government sponsored enterprise obligations			—	—
U.S. Treasury obligations	4,000	—	(2)	3,998
Total securities held to maturity	15,923	—	(2)	15,921

Securities Available for Sale:
U.S. Treasury obligations	6,623	—	(221)	6,402
Government sponsored enterprise obligations	53,000	—	(951)	52,049
Total securities available for sale	59,623	—	(1,172)	58,451

Total securities	$75,546	$—	$(1,174)	$74,372

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
Securities Available for Sale:
U.S. Treasury obligations	$—	$—	$6,439	$(101)	$6,439	$(101)
Government sponsored enterprise obligations	3,993	(7)	41,847	(152)	45,840	(159)
Total securities available for sale	$3,993	$(7)	$48,286	$(253)	$52,279	$(260)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Securities Held to Maturity:
U.S. Treasury obligations	$—	$—	$3,998	$(2)	$3,998	$(2)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,402	(221)	6,402	(221)
Government sponsored enterprise obligations	2,994	(6)	49,055	(945)	52,049	(951)
Total securities available for sale	2,994	(6)	55,457	(1,166)	58,451	(1,172)

Total securities	$2,994	$(6)	$59,455	$(1,168)	$62,449	$(1,174)

The amortized cost and fair value of securities held to maturity and securities available for sale at September 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$8,718	$8,718	$7,999	$7,992
After one to five years	—	—	51,540	51,332
After five to ten years	—	—	5,000	4,956
Total	$8,718	$8,718	$64,539	$64,280

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

At September 30, 2015, the Company’s available for sale securities portfolio consisted of twenty-three securities, of which eighteen were in an unrealized loss position for more than twelve months and one was in a loss position for less than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2015.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $16.3 million and a fair value of $16.2 million were pledged to secure public funds on deposit at September 30, 2015.  In addition, securities with an amortized cost of $15.2 million and a fair value of $15.1 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of September 30, 2015.  Securities with an amortized cost of $10.4 million and a fair value of $10.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2014.

During the three months ended September 30, 2015, the Company had no sales from its available for sale portfolio.  For the nine months ended September 30, 2015, the Company sold three securities from its available for sale portfolio and recognized a loss of approximately $15 thousand.  During the three months ended September 30, 2014, the Company sold one security from its available for sale portfolio and recognized a loss of approximately $3 thousand.  During the nine months ended September 30, 2014, the Company sold three securities from its available for sale portfolio and recognized a loss of approximately $5 thousand.

For the three and nine months ended September 30, 2015 and 2014, the Company did not sell any securities from its held to maturity portfolio.

Note 6.   Loans.

The components of the loan portfolio at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014

Commercial real estate	$439,473	$431,727
Residential mortgages	49,289	56,079
Commercial	72,038	75,174
Home equity	62,067	69,631
Consumer	2,261	1,347

	$625,128	$633,958

The Company grants commercial, mortgage and installment loans primarily to New Jersey residents and businesses within its market area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.  The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and that an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

September 30, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,691	$640	$980	$543	$24	$—	$7,878
Charge-offs	—		(36)				(36)
Recoveries	—	—	1	—	—	—	1
Provisions	(246)	(16)	(10)	95	(7)	60	(124)
Ending balance	$5,445	$624	$935	$638	$17	$60	$7,719
Ending balance: individually evaluated for impairment	$—	$90	$—	$75	$—	$—	$165
Ending balance: collectively evaluted for impairment	$5,445	$534	$935	$563	$17	$60	$7,554

Loans receivables:
Ending balance	$439,473	$49,289	$72,038	$62,067	$2,261	$—	$625,128
Ending balance: individually evaluted for impairment	373	4,571	2	2,640	—	—	7,586
Ending balance: collectively evaluated for impairment	$439,100	$44,718	$72,036	$59,427	$2,261	$—	$617,542

September 30, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,044	$287	$859	$607	$54	$195	$6,046
Charge-offs	—	—	—	—	(93)	—	(93)
Recoveries	—	—	1	—	—	—	1
Provisions	426	31	163	(6)	61	18	693
Ending balance	$4,470	$318	$1,023	$601	$22	$213	$6,647

December 31, 2014
Allowance for loan losses:
Ending balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$4,950	$348	$1,128	$500	$24	$242	$7,192

Loans receivables:
Ending balance	$431,727	$56,079	$75,174	$69,631	$1,347	$—	$633,958
Ending balance: individually evaluted for impairment	$1,787	$4,455	$—	$2,512	$—	$—	$8,754
Ending balance: collectively evaluated for impairment	$429,940	$51,624	$75,174	$67,119	$1,347	$—	$625,204

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the nine months ended:

	Commercial	Residential
September 30, 2015	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	—	(265)	—	—	—	(325)
Recoveries	191	—	2	—	—	—	193
Provisions	364	276	70	138	(7)	(182)	659
Ending balance	$5,445	$624	$935	$638	$17	$60	$7,719

	Commercial	Residential
September 30, 2014	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$3,707	$325	$969	$593	$26	$155	$5,775
Charge-offs	(237)	(30)	(50)	—	(93)	—	(410)
Recoveries	—	—	3	—	—	—	3
Provisions	1,000	23	101	8	89	256	1,477
Transfer	—	—	—	—	—	(198)	(198)
Ending balance	$4,470	$318	$1,023	$601	$22	$213	$6,647

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014, (in thousands):

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$—	$373	$373	$439,100	$439,473	$373
Residential mortgages	—	—	4,038	4,038	45,251	49,289	4,038
Commercial	—	—	2	2	72,036	72,038	2
Home equity	100	475	2,536	3,111	58,956	62,067	2,536
Consumer	—	—	—	—	2,261	2,261	—
Total	$100	$475	$6,949	$7,524	$617,604	$625,128	$6,949

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$377	$—	$377	$431,350	$431,727	$1,787
Residential mortgages	361	—	963	1,324	54,755	56,079	4,279
Commercial	—	—	—	—	75,174	75,174	—
Home equity	—	475	1,275	1,750	67,881	69,631	2,453
Consumer	—	—	—	—	1,347	1,347	—
Total	$361	$852	$2,238	$3,451	$630,507	$633,958	$8,519

The Company had no loans greater than ninety days delinquent and accruing interest at September 30, 2015 and December 31, 2014.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2015, the gross interest income that would have been recorded in such periods would have been $57 thousand and $255 thousand, respectively.  If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2014, the gross interest income that would have been recorded in such periods would have been $39 thousand and $124 thousand, respectively.  Actual interest income recognized on these loans during the three and nine months ended September 30, 2015 was $0 and $17 thousand, respectively.  Actual interest income recognized on these loans during the three and nine months ended September 30, 2014 was $0 and $22 thousand, respectively.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$427,953	$48,765	$63,654	$55,135	$2,261	$597,768
Special Mention	8,958	—	4,815	4,400	—	18,173
Substandard	2,562	524	3,569	2,532	—	9,187
Doubtful	—	—	—	—	—	—
Total	$439,473	$49,289	$72,038	$62,067	$2,261	$625,128

December 31, 2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$429,940	$47,700	$73,174	$66,878	$1,347	$619,039
Special Mention	—	4,100	500	300	—	4,900
Substandard	1,787	4,279	1,500	2,453	—	10,019
Doubtful	—	—	—	—	—	—
Total	$431,727	$56,079	$75,174	$69,631	$1,347	$633,958

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Residential mortgages	$248	$250	$90
Home equity	175	175	75
Total impaired loans with specific reserves	423	425	165

Impaired loans with no specific reserves:
Commercial real estate	373	397	—
Residential mortgages	4,323	4,856	—
Commercial	2	2	—
Home equity	2,465	2,722	—
Total impaired loans with no specific reserves	7,163	7,977	—
Total impaired loans	$7,586	$8,402	$165

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no specific reserves:
Commercial real estate	1,787	1,787	—
Residential mortgages	4,455	4,543	—
Home equity	2,512	2,613	—
Total impaired loans with no specific reserves	$8,754	$8,943	$—

The following tables provide information about the Company’s impaired loans for the three month and nine month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Residential mortgages	$248	$—	$693	$—
Home equity	175	—	1,594	17
Total impaired loans with specific reserves	423	—	2,287	17

Impaired loans with no specific reserves:
Commercial real estate	373	—	2,856	42
Residential mortgages	4,344	—	3,722	45
Commercial	7	—	60	4
Home equity	2,474	—	1,113	13
Consumer	—	—	47	—
Total impaired loans with no specific reserves	7,198	—	7,798	104
Total impaired loans	$7,621	$—	$10,085	$121

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$418	$—
Residential mortgages	248	—	810	42
Commercial	—	—	25	—
Home equity	87	3	1,594	—
Total impaired loans with specific reserves	335	3	2,847	42

Impaired loans with no specific reserves:
Commercial real estate	1,070	—	3,049	96
Residential mortgages	4,196	12	3,895	134
Commercial	4	—	30	4
Home equity	2,489	2	626	20
Consumer	—	—	23	—
Total impaired loans with no specific reserves	7,759	14	7,623	254
Total impaired loans	$8,094	$17	$10,470	$296

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.

The following table summarizes information in regards to TDRs by loan portfolio class as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$534	2	$3,513	4	$4,047
Commercial real estate	—	—	373	1	373
Home equity	104	2	872	1	976
	$638	4	$4,758	6	$5,396

December 31, 2014	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$175	1	$4,008	5	$4,183
Commercial real estate	—	—	377	1	377
Home equity	60	1	954	2	1,014
	$235	2	$5,339	8	$5,574

For the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014, there were no new TDRs that occurred.  The following table summarizes information in regards to TDRs that occurred during the nine months ended September 30, 2014 (dollars in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2014	Loans	Investments	Investments

Residential mortgages	1	$365	$400

During the three and nine months ended September 30, 2015 and 2014, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or an in-substance repossession.  As of September 30, 2015, we have no foreclosed residential real estate properties as a result of obtaining physical possession.  In addition, as of September 30, 2015, we had residential mortgage loans and home equity loans with a carrying value of $2.3 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2015, the Company had $1.7 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2015 for guarantees under standby letters of credit issued is not material.

Note 8 — Borrowed Funds

Borrowings may consist of long-term debt fixed rate advances from the Federal Home Loan Bank of New York (“FHLBNY”) as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at September 30, 2015 and December 31, 2014, is as follows (in thousands):

September 30, 2015	Amount (in thousands)	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$3,867	1.50%	5	June 2019
Fixed Rate Amortizing Note	5,923	1.51%	5	July 2019
Fixed Rate Amortizing Note	5,642	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,328	2.02%	7	August 2021
Fixed Rate Amortizing Note	8,384	1.48%	5	October 2019

Total FHLB Advances	$28,144	1.58%

December 31, 2014	Amount (in thousands)	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$4,598	1.50%	5	June 2019
Fixed Rate Amortizing Note	7,018	1.51%	5	July 2019
Fixed Rate Amortizing Note	6,662	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,833	2.02%	7	August 2021
Fixed Rate Amortizing Note	9,839	1.48%	5	October 2019

	$32,950	1.57%

As of September 30, 2015, we had a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at September 30, 2015.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.  At September 30, 2015, we had $28.1 million of borrowed funds from the FHLBNY.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,439	$—	$6,439	$—
Government sponsored enterprise obligations	57,841	—	57,841	—
Total securities available for sale	$64,280	$—	$64,280	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,402	$—	$6,402	$—
Government sponsored enterprise obligations	52,049	—	52,049	—
Total securities available for sale	$58,451	$—	$58,451	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Impaired loans	$258	$—	$—	$258

Other real estate owned	$549	$—	$—	$549

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Impaired loans	$1,723	$—	$—	$1,723

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

September 30, 2015	Fair Value Estimate (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$258	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 45.0% (-41.2%)

			Liquidation Expenses (2)	0% - 48.1% (-33.8%)

Other real estate owned	$549	Appraisal of Collateral (1)	Appraisal Adjustments (2)	-4.5%

December 31, 2014	Fair Value Estimate (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,723	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 46.3% (-38.4%)

			Liquidation Expenses (2)	0% - 60.2% (-20.2%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments at September 30, 2015 and December 31, 2014:

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2015 and December 31, 2014 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	September 30, 2015		Active Markets for	Significant Other	Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$99,339	$99,339	$99,339	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	64,280	64,280	—	64,280
Securities held to maturity	8,718	8,718	—	8,718
Restricted investment in bank stock	2,092	2,092	—	2,092	—
Loans receivable, net	617,035	617,972	—	—	617,972
Accrued interest receivable	2,340	2,340	—	2,340	—
Financial liabilities:
Deposits	706,991	699,857	330,514	369,343	—
Borrowed funds	28,144	28,311	—	28,311	—
Accrued interest payable	748	748	—	748	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2014		Active Markets for	Significant Other	Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$22,060	$22,060	$22,060	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	58,451	58,451	—	58,451
Securities held to maturity	15,923	15,921	—	15,921
Restricted investment in bank stock	2,162	2,162	—	2,162	—
Loans receivable, net	626,352	629,086	—	—	629,086
Accrued interest receivable	2,441	2,441	—	2,441	—
Financial liabilities:
Deposits	648,974	650,729	290,095	360,634	—
Borrowed funds	32,950	32,972	—	32,972	—
Accrued interest payable	758	758	—	758	—

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

Limitation

The preceding fair value estimates were made at September 30, 2015 and December 31, 2014 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2015 and December 31, 2014, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

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

Note 11. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2015.  Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015 are as follows (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Income

Nine months ended September 30, 2015
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

•                  Economic conditions affecting the financial industry;

•                  Changes in interest rates and shape of the yield curve;

•                  Credit risk associated with our lending activities;

•                  Risks relating to our market area, significant real estate collateral and the real estate market;

•                  Legislative and regulatory changes impacting the banking and financial services industry;

•                  Operating, legal and regulatory compliance risk;

•                  Regulatory capital requirements and our ability to raise and maintain capital;

•                  Continually evolving cybersecurity and other technological risks and attacks;

•                  Our ability to safeguard confidential information of our customers;

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

Results of Operations

Three Months and Nine Months Ended September 30, 2015 and 2014

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

Net Income

Net income for the third quarter of 2015 was $1.4 million compared to $1.3 million for the third quarter of 2014.  An increase of $97 thousand, or 7.7%, was primarily due to a decrease in the provision for loan losses of $817 thousand offset somewhat by an increase in non-interest expenses of $679 thousand.

Net income for the nine months ended September 30, 2015 was $3.8 million compared to net income of $3.2 million for the nine months ended September 30, 2014, an increase of $564 thousand, or 17.6%.  This increase was due to an increase in net interest income of $2.0 million and a decrease in the provision for loan losses of $818 offset by an increase in non-interest expenses of $2.3 million.

On a per share basis, basic and diluted earnings per share were $0.22 for the third quarter of 2015, compared to $0.23 for the same quarter in 2014.  Basic and diluted earnings per share were $0.62 and $0.62, respectively, for the nine months ended September 30, 2015 as compared to basic and diluted earnings per share of $0.60 and $0.59, respectively, for the nine months ended September 30, 2014, an increase of $.02, or 3.3% for basic earnings per share, and $.03, or 5.1%, per share for diluted earnings per share.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended September 30, 2015, the decrease in net interest income was due primarily to an increase in interest expense of $370 thousand, offset by an increase in interest income of $325 thousand, compared to the three month period ended September 30, 2014.  The increase in interest expense was due to the increase in the average balance of interest bearing deposits of $100.0 million from the average balance of $537.0 million for the three month period ended September 30, 2014 up to $637.0 million for the three months ended September 30, 2015.  The increase in interest income was driven by an increase in the average balance of loans for the quarter ended September 30, 2015 of $62.4 million to $629.9 million compared to the average balance of loans of $567.5 million for the same quarter one year ago.  Offsetting the increase in average loans for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014, was a decrease in the average rate earned on loans from 5.08% during the 2014 period, down to 4.73% for the 2015 period.

During the nine months ended September 30, 2015, net interest income reached $17.7 million compared to $15.7 million for the nine months ended September 30, 2014, an increase of $2.0 million, or 12.9%.  This increase is attributable to the increase in interest income from loans, including fees and is due in most part to the increase in average loans.  Interest income from loans, including fees, securities and federal funds sold reached $23.7 million for the nine months ended September 30, 2015 from $20.4 million for the nine months ended September 30, 2014, an increase of $3.3 million, or 16.2%.  At the same time, total interest expense increased by $1.3 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014.  The Company’s average rate paid on interest bearing liabilities increased to 1.26% for the nine months ended September 30, 2015, from 1.25% for the nine months ended September 30, 2014.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See Note 6 in Notes to the Unaudited Consolidated Financial Statements in Part I, Item I of this quarterly report on form 10-Q and “Financial Condition” below for additional information about our allowance for loan losses.  The (recovery) provision for loan losses was $(124) thousand and $659 thousand for the three months and nine months ended September 30, 2015, respectively, compared to $693 thousand and $1.5 million for the three month and nine month periods ended September 30, 2014.  The decrease in the provision is due in most part to the decrease in the gross loan balance at September 30, 2015, of $8.9 million to $625.1 million from $634.0 million at December 31, 2014.  There was also a significant decrease in the quarter for gross loans from $651.6 million at June 30, 2015, down to $625.1 million at September 30, 2015, a decrease of $26.5 million.  The provision for loan losses decreased also due to a recovery of $124 thousand related to a nonperforming loan.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities.  For the three months and nine months ended September 30, 2015, non-interest income increased by $50 thousand and $74 thousand, respectively, as compared to the three months and nine months ended September 30, 2014.

Non-interest Expense

Non-interest expense grew to $3.9 million during the third quarter of 2015 compared to $3.2 million in the third quarter of 2014, an increase of approximately $679 thousand.  This increase was due in most part to increases in salaries and employee benefits, other expenses and FDIC related expenses of $181 thousand, $174 thousand and $139 thousand, respectively.  These increases were due in part to general increases in staff, salaries and benefits as well as the costs associated with the Bank’s entry into the Certificate of Deposit Account Registry Service (“CDARS”) program.  During the nine months ended September 30, 2015, non-interest expense reached approximately $11.5 million from approximately $9.2 million for the nine months ended September 30, 2014, an increase of $2.3 million, or 25.2%.  The nine month increases were due in most part to increases in salaries and benefits, other expenses and FDIC premiums and related expenses of $773 thousand, $551 thousand and $236 thousand, respectively. The increase in salaries and employee benefits was primarily due to general increases in staff, salaries and benefits.  Other expenses increased, in part, due to increases in advertising, printing and third party payroll servicing expenses, which increased $87 thousand, $73 thousand and $70 thousand, respectively.  FDIC premiums and related expenses increased in part due to the increase in deposits.

Income Tax Expense

The income tax provision increased $46 thousand to $738 thousand for the three months ended September 30, 2015 from $692 thousand for the quarter ended September 30, 2014.  For the nine months ended September 30, 2015, and 2014 income tax expense stayed flat at $2.0 million.  The effective tax rate for the three and nine month periods ended September 30, 2015, were 35.2% and 34.6%, respectively, compared to 35.4% and 37.9%, respectively, for the corresponding periods in 2014.

FINANCIAL CONDITION

Total consolidated assets increased $66.5 million, or approximately 8.9%, from $743.7 million at December 31, 2014 to $810.2 million at September 30, 2015.  Loans receivable, or “net loans,” decreased from $626.4 million at December 31, 2014 to $617.0 million at September 30, 2015, a decrease of approximately $9.3 million, or 1.5%.  Total cash and cash equivalents increased from $22.1 million at December 31, 2014 to $99.3 million at September 30, 2015, an increase of $77.3 million.  Total deposits grew by $58.0 million to $707.0 million at September 30, 2015, from $649.0 million at December 31, 2014.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, decreased by 1.5% to $617.0 million at September 30, 2015 from $626.4 million at December 31 2014.  Home equity loans, residential mortgages and commercial loans decreased $7.6 million, $6.9 million and $3.1 million, respectively, during the nine months ended September 30, 2015, while commercial real estate and consumer loans increased by $7.7 million and $914 thousand, respectively.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

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

As of Setember 30, 2015 the Bank had fifteen nonaccrual loans totaling approximately $6.9 million, of which two loans totaling approximately $423 thousand had specific reserves of $165 thousand and thirteen loans totaling approximately $6.5 million had no specific reserve.  If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2015, the gross interest income that would have been recorded in such periods would have been approximately $57 thousand and $255 thousand, respectively.

Within its nonaccrual loans at September 30, 2015, the Bank had four residential mortgage loans, one home equity loan and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At September 30, 2015, nonaccrual TDR loans had an outstanding balance of $4.8 million and had specific reserves of $90 thousand connected with them.  Of the nonaccruing TDR loans, two residential mortgage loans and one home equity loan totaling $2.8 million and $872 thousand, respectively, are performing in accordance with their modified terms.

During the first nine months of 2015, there were no new TDR loans.  During the first nine months of 2014, one residential mortgage loan totaling $400 thousand was modified as a TDR.  This loan is performing in accordance with its modified terms.  At September 30, 2015, the Bank had a total of four accruing loans which met the definition of a TDR.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at September 30, 2015 and December 31, 2014.

Investment Securities

Securities held as available for sale (“AFS”) were $64.3 million at September 30, 2015 compared to $58.5 million at December 31, 2014.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $707.0 million at September 30, 2015 from $649.0 million at December 31, 2014, an increase of $58.0 million, or 8.9%.  Savings and interest bearing transaction accounts, noninterest bearing accounts and time deposit accounts increased by $21.2 million, $19.3 million, and $17.6 million, respectively, during the first nine months of 2015.

Borrowed Funds

Borrowings consist of long term advances from the Federal Home Loan Bank of New York (“ FHLBNY”) and short term advances on lines of credit with Atlantic Community Bankers Bank (“ACBB”).  The long term advances are secured under terms of a blanket collateral agreement by a pledge of qualifying mortgage loans.  At September 30, 2015 and December 31, 2014, the Bank had outstanding borrowings of $28.1 million and $33.0 million, respectively, with the FHLBNY.

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

Our total deposits equaled $707.0 million and $649.0 million, respectively, at September 30, 2015 and December 31, 2014.  During the first nine months of 2015, the Company closed on a private placement of approximately $9.5 million, or 868,057 shares of common stock and contributed the proceeds to the Bank.  Cash and cash equivalents increased from $22.1 million on December 31, 2014 to $99.3 million on September 30, 2015.  The increase in deposits and the proceeds from the private placement, along with the decrease in loans funded the increase in cash and cash equivalents.

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

As of September 30, 2015, we had a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with ACBB for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under either facility at September 30, 2015.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At September 30, 2015, we had $28.1 million of borrowed funds from the FHLBNY.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2015, as well as the applicable minimum ratios:

	September 30, 2015	Minimum Required For Capital Adequency Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations

Common Equity Tier 1 Capital	11.24%	4.50%	6.50%
Risk-Based Capital:
Tier 1 Capital Ratio	11.24%	6.00%	8.00%
Total Capital Ratio	12.47%	8.00%	10.00%
Leverage Ratio	8.90%	4.00%	5.00%

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

As of September 30, 2015, the Company’s management including the Chief Executive Officer and President (our Principal Executive Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2015, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: November 16, 2015		By:	/s/ Michael Lesler
Michael Lesler
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Letter agreement effective July 23, 2015 between Bank of New Jersey and Michael Lesler*

10.2	Change of Control Agreement dated June 23, 2006 between Bank of New Jersey and Stephanie Caggiano*

10.3	Change of Control Agreement dated April 11, 2014 between Bank of New Jersey and Richard Capone *

10.4	Termination of Change of Control Agreement between Bank of New Jersey and Richard Capone*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory plan, contract or arrangement.