Form 10-K
period 2015-12-31
Bancorp of New Jersey, Inc.
filed 2016-03-30
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
No-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $51,178,000 based on the last sale price as of such date.

The number of shares outstanding of the registrant’s common stock, no par value, outstanding as of March 23, 2016 was 6,240,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 19, 2016, are incorporated by reference in Part III of this annual report on Form 10-K.

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

•                  Legislative and regulatory changes and our ability to comply with the significant laws and regulations impacting the banking and financial services industry;

•                  Operating, legal and regulatory compliance risk;

•                  Regulatory capital requirements and our ability to raise and maintain capital;

•                  Our ability to prevent, detect and respond to any cyberattacks in order to protect our information assets and supporting infrastructure including information of our customers;

•                  Our ability to attract and retain well-qualified management;

•                  Fiscal and monetary policy;

•                  Economic, political and competitive forces affecting our business risks associated with potential business combinations; and

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its additional eight branch offices located at 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, 4 Park Street, Harrington Park, New Jersey, 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.  A tenth location at 750 East Palisade Avenue, Englewood Cliffs, NJ, 07632 has received approval from the New Jersey Department of Banking and Insurance, sometimes referred to as “NJDOBI”, and has applied to the Federal Deposit Insurance Corporation, or “FDIC” for approval.  The branch is expected to open in 2016.

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

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.  The Bank continues to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions.  Our goal remains to establish and retain customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals, and individuals in the local market.  As a locally operated community bank, the Bank seeks to provide superior customer service that is highly personalized, efficient, and responsive to local needs.  To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and to a broader market through the use of mail, telephone, and internet banking.  The Bank strives to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

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

Extended Hours

The Bank provides convenient full-service banking from 9:00 am to 5:00 pm weekdays and 9:00 am to 1:00 pm on Saturday in all offices except Hackensack, which has no Saturday hours, Main Street in Fort Lee, which offers full service banking from 8:00 am to 6:00 pm weekdays and Saturday 9:00 am to 1:00 pm, and Palisade Avenue in Fort Lee, which offer full service banking from 7:00 am to 7:00 pm weekdays and Saturday 9:00 am to 1:00 pm.

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

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 88.8% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2015.

Employees

At December 31, 2015, the Company employed seventy-four full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

Supervision and Regulation

General

The Company and the Bank are each extensively regulated under both federal and state law.  These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company is also subject to comprehensive examination and supervision by the FRB and the Bank is also subject to comprehensive examination and supervision by NJDOBI and the FDIC.  These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s and Bank’s activities. Federal and state banking regulators have the authority to initiate informal or formal enforcement actions against the Company and the Bank. Informal actions may include board resolutions approved by the applicable regulators, supervisory letters or memoranda of understanding. Formal actions may include consent orders, cease-and-desist orders, termination of deposit insurance and civil money penalties. Informal actions are generally a confidential part of the regulators’ examination and supervisory process and may not be disclosed without the permission of the regulators. All formal actions, however, are publicly disclosed.

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

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to regulation and supervision by the FRB. The BHCA requires the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of, any bank or savings bank, or merges or consolidates with another bank or savings bank holding company. Further, under the BHCA, the activities of the Company and any nonbank subsidiary are limited to those activities which the FRB determines to be so closely related to banking as to be a proper incident thereto, and prior approval of the FRB may be required before engaging in certain activities. In making such determinations, the FRB is required to weigh the expected benefits to the public such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

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

On March 15, 2016, the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35%.  The final rule will take effect on July 1, 2016.  Under this rule, banks with total assets of $10 billion or more will fund the DIF increase by paying an assessment surcharge of 4.5 cents per $100 of their assessment base, subject to certain adjustments.  Banks like us with less than $10 billion in total assets will have substantially lower assessment rates, which is consistent with existing deposit insurance assessment requirements previously adopted in 2011.  The FDIC has stated that it expects the DIF reserve ratio will likely reach 1.35% after approximately two years of the surcharge payments;

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

Dividend Restrictions

Under applicable New Jersey law, the Company is not permitted to pay dividends on its capital stock if, following the payment of the dividend, (1) it would be unable to pay its debts as they become due in the usual course of business or (2) its total assets would be less than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the Company’s capital, asset quality, liquidity and financial condition. As part of its supervisory authority, the FRB may impose informal or formal restrictions on the Company’s ability to pay dividends, including requiring the non-objection of the FRB to payment of any dividends, distribution of interest or creating new debt.

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

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital, Common Equity Tier 1 capital and Tier 1 capital.

•                  “Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions and retained earnings.

•                  “Tier 1”, or core capital, includes common equity, non-cumulative preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•                  A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.

•                  A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•                  A minimum ratio of total capital to risk-weighted assets of 8%.

•                  A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was required to be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule. On xxxx/xx/xxxx, the Company’s Board of Directors adopted a resolution to “opt-out” of the inclusion of the components of AOCI in regulatory capital

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

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

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Peoples Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to Peoples.

At December 31, 2015, the Company met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 10.95%; its ratio of tier 1 capital to risk-weighted assets of 10.95%; its ratio of total capital to risk-weighted assets of 12.19%; and its leverage ratio of 9.02%.

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

As of December 31, 2015, the Bank was classified as “well capitalized.”  This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Beginning January 1, 2015, all insured depository institutions were required to incorporate the revised regulatory capital requirements (see Supervision and Regulation — Risk-Based Capital Requirements) into the prompt corrective action framework, including the new common equity tier 1 capital asset ratio and a higher tier 1 risk-based capital ratio.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2015, the bank maintains a “satisfactory” CRA rating.

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

•                  Changes the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF.

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

TILA/RESPA Integrated Disclosures (TRID)

On October 3, 2015, the CFPB implemented a final rule combining the mortgage disclosures consumers previously received under TILA and RESPA. For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve Board and the U.S. Department of Housing and Urban Development. The final rule requires lenders to provide applicants with the new Loan Estimate and Closing Disclosure and generally applies to most closed-end consumer mortgage loans for which the creditor or mortgage broker receives an application on or after October 3, 2015.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its eight additional branches. A tenth branch is under construction, will be located in Englewood Cliffs, NJ and is expected to open in 2016. The following table sets forth certain information regarding the Company’s properties as of the date of this report.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2020
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	December, 2025
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	November, 2018
Harrington Park, NJ, 07640

104 Grand Avenue	Leased	October, 2021
Englewood, NJ 07631

354 Palisade Avenue	Leased	January, 2017
Cliffside Park, NJ 07010

585 Chestnut Ridge Road	Leased	August, 2017
Woodcliff Lake, NJ 07677

750 Palisade Avenue	Leased	December, 2018
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

The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low
Year Ended December 31, 2015
Fourth quarter	$11.65	$10.66
Third quarter	11.82	10.40
Second quarter	11.88	10.82
First quarter	11.88	10.30

Year Ended December 31, 2014
Fourth quarter	$12.29	$10.50
Third quarter	12.99	11.01
Second quarter	14.26	12.66
First quarter	15.08	12.75

Holders

As of March 23, 2016 there were approximately 1,130 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Dividends

In 2015, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively, and the Company currently expects that comparable quarterly cash dividends will continue to be declared and paid in the future.

In 2014, the Company declared four quarterly cash dividends.  Cash dividends of $0.06 per share were paid to shareholders on March 31, 2014, June 28, 2014, September 30, 2014 and December 31, 2014.

Future dividends will be subject to approval by the board of directors.  The decision to declare and pay, as well as the timing and amount of any future dividends will be determined by the board of directors with consideration to the Company’s earnings, capital needs, financial condition, regulatory requirements and other relevant factors.

Under applicable New Jersey law, the Company is permitted to pay dividends on its capital stock if, following the payment of the dividend, it is able to pay its debts as they become due in the usual course of business, or its total assets are greater than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the holding company’s capital, liquidity, asset quality and financial condition. As part of its supervisory authority, the FRB may impose informal or formal restrictions on the Company’s ability to pay dividends, including requiring the non-objection of the FRB to payment of any dividends.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following tables summarize our equity compensation plan information as of December 31, 2015:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	159,700	$10.22	30,084

2007 Non-Qualified Stock Option Plan for Directors	331,334	$11.50	43,334

2011 Equity Incentive Plan	—	N/A	166,282

Equity compensation plans not approved by security holders	—	—	—

Total	491,034	$11.11	239,700

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

In addition to historical information, this discussion and analysis contains forward-looking statements.  The forward-looking statements contained herein are subject to numerous assumptions, risks and uncertainties, all of which can change over time, and could cause actual results to differ materially from those projected in the forward-looking statements.  We assume no duty to update forward-looking statements, except as may be required by applicable law or regulation.  Important factors that might cause such a difference include, but are not limited to, those discussed in this section, and also include economic conditions, affecting the financial industry; changes in interest rates and shape of the yield curve; credit risk associated with our lending activities; risks relating to our market area, significant real estate collateral and the real estate market; legislative and regulatory changes, and our ability to comply with the significant laws and regulations impacting the banking and financial services industry; operating, legal and regulatory compliance risk; regulatory capital requirements and our ability to raise and maintain capital; our ability to prevent, detect, and respond to any cyberattacks in order to protect our information assets and supporting infrastructure, including information of our customers; our ability to attract and retain well-qualified management; fiscal and monetary policy; economic, political and competitive forces affecting our business; risks associated with potential business combinations; and that management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date, except as may be required by applicable law or regulation.

Overview and Strategy

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006.  On July 31, 2007, the Company became the bank holding company of the Bank.  On June 3, 2008, the Company’s common stock was listed on the American Stock Exchange, now NYSE MKT LLC.  We currently operate a nine branch network and have received NJDOBI approval and applied for FDIC approval to open our tenth location.  Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current eight additional offices are located at 204 Main Street, Fort Lee, NJ  07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 4 Park Street, Harrington Park, NJ 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.  Our tenth branch location will be located at 750 East Palisade Avenue, Englewood Cliffs, NJ 07632 and is expected to open during 2016.

We conduct a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  We make commercial loans, consumer loans, and both residential and commercial real estate loans.  In addition, we provide other customer services and make investments in securities, as permitted by law.  We have sought to offer an alternative, community-oriented style of banking in an area that is dominated by larger, statewide and national financial institutions.  Our focus remains on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in the local market.  As a locally operated community bank, we believe we provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone, internet, and electronic banking.  We endeavor to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

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

At December 31, 2015 and 2014, respectively, we consider the ALLL of $8.0 million and $7.2 million adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2015 and 2014, the Company had nineteen and eighteen impaired loans, respectively.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).  Unrealized losses at December 31, 2015 consisted of losses on sixteen investments in government sponsored enterprise obligations, and two in U. S. Treasury securities, which we believe were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.  Thirteen of the investments with unrealized losses at December 31, 2015 were in a loss position for more than twelve months.  At December 31, 2015 and 2014, respectively, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS - Years ended December 31, 2015 and 2014

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

Net Income

For the year ended December 31, 2015, net income increased by $1.0 million, to $4.8 million from $3.8 million for the year ended December 31, 2014.  The increase in net income for the year ended December 31, 2015 compared to 2014 was due to an increase in net interest income of $2.2 million and a decrease in the provision for loan losses of $2.2 million, offset somewhat by an increase in non-interest expense and income tax expense of $3.1 million and $414 thousand, respectively.  The increase in net interest income is reflective of the growth in interest-earning assets, offset somewhat by an increase in interest bearing deposits.  The decrease in the provision for loan losses was driven by slower loan growth in the current year as compared to the prior year. Additionally, there was a decrease in the amount of  loans placed on nonaccrual status during 2015, which contributed to the decrease in the provision for loan losses, as compared to 2014.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2015 were $0.79 as compared to basic and diluted earnings per share of $0.71 and $0.70, respectively, for the year ended December 31, 2014.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the average volumes of interest-earning assets and interest bearing liabilities and the yield earned or the interest paid on them.  For the year ended December 31, 2015, net interest income increased by $2.2 million, or 10.5%, to $23.5 million from $21.2 million for the year ended December 31, 2014.  This increase in net interest income was primarily the result of an increase in average loans and interest earning cash accounts of $95.2 million, or 17.4%, and $54.4 million, or 224.7%, respectively during 2015, as compared to 2014, offset somewhat by a decrease in the average rate earned on all interest earning assets of 29 basis points, down to 3.98% for the year ended December 31, 2015, from 4.27% for the year ended December 31, 2014, and an increase in the average balance of interest bearing liabilities for the year ended December 31, 2015 of $102.2 million compared to the average balance for the prior year.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2015, 2014 and 2013, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2015, 2014, and 2013 was $37, $46, and $16 thousand, respectively.  Securities available for sale are reflected in the following table at average amortized cost.  Nonaccrual loans are included in the average loan balance.   Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 40% in 2015, 2014 and 2013.

For the years ended December 31,

(dollars in thousands)

	2015			2014			2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$643,587	30,451	4.73%	$548,370	26,879	4.90%	$460,492	23,635	5.13%
Securities	69,521	924	1.33	79,872	973	1.22	78,040	1,099	1.41
Federal Funds Sold	1,312	6	0.46	1,351	5	0.37	2,061	9	0.44
Interest-earning cash accounts	78,553	182	0.23	24,191	48	0.20	33,378	70	0.21
Total interest-earning Assets	792,973	31,563	3.98%	653,784	27,905	4.27%	573,971	24,813	4.32%
Non-interest earning Assets	18,739			19,030			17,332
Allowance for Loan Losses	(7,632)			(6,233)			(5,423)
	$804,080			$666,581			$585,880

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Demand Deposits	$30,880	$70	0.23%	$27,384	$65	0.24%	$23,538	$52	0.22%
Savings Deposits	75,618	672	0.89	47,572	398	0.84	15,617	104	0.67
Money Market Deposits	117,595	502	0.43	112,021	536	0.48	112,406	640	0.57
Time Deposits	379,225	6,332	1.67	328,927	5,397	1.64	309,349	5,303	1.71
Borrowed Funds	29,521	465	1.58	14,732	215	1.46	1	—	—
Total Interest Bearing Liabilities	632,839	8,041	1.27%	530,636	6,611	1.25%	460,911	6,099	1.32%
Non-Interest Bearing Liabilities:
Demand Deposits	99,376			75,484			67,562
Other Liabilities	2,654			2,021			2,451
Total Non-Interest Bearing Liabilities	102,030			77,505			70,013
Stockholders’ Equity	69,211			58,440			54,956
LIABILITIES AND
STOCKHOLDERS’ EQUITY:	$804,080			$666,581			$585,880

Net Interest Income
(Tax Equivalent Basis)		$23,522			$21,294			$18,714
Tax Equivalent Basis adjustment		(37)			(46)			(16)
Net Interest Income		$23,485			$21,248			$18,698
Net Interest Rate Spread			2.71%			3.02%			3.00%
Net Interest Margin			2.97%			3.26%			3.26%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.25			1.23			1.25

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2015 and 2014, respectively (in thousands):

	Year ended December 31,			Year ended December 31,
	2015 compared with 2014			2014 compared with 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$4,464	$(892)	$3,572	$4,240	$(996)	$3,244
Securities	(198)	158	(40)	26	(182)	(156)
Federal funds sold	—	1	1	(3)	(1)	(4)
Interest bearing deposits in banks	126	8	134	(19)	(3)	(22)
Total interest income	4,392	(725)	3,667	4,244	(1,182)	3,062

Interest expense:
Demand deposits	7	(2)	5	8	5	13
Savings deposits	249	25	274	262	32	294
Money market deposits	31	(65)	(34)	(2)	(102)	(104)
Time deposits	835	100	935	266	(172)	94
Borrowed funds	232	18	250	179	36	215
Total interest expense	1,354	76	1,430	713	(201)	512
Change in net interest income	$3,038	$(801)	$2,237	$3,531	$(981)	$2,550

Provision For Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio.  For the year ended December 31, 2015, the Company’s provision for loan losses was $924 thousand, a decrease of $2.2 million from the provision of $3.1 million for the year ended December 31, 2014.  See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.

Non-Interest Income

Non-interest income which consists primarily of service fees received from deposit accounts and gains (losses) on the sales of securities for the year ended December 31, 2015, was $309 thousand, an increase of $118 thousand from the $191 thousand recorded during the year ended December 31, 2014.  The increase in non-interest income was primarily due to a $117 thousand increase in service fees received from deposit accounts in 2015, as compared to one year ago.

Non-Interest Expenses

Non-interest expenses for the year ended December 31, 2015 amounted to $15.5 million, an increase of $3.1 million, or 24.7% over the $12.5 million for the year ended December 31, 2014.  This increase was due in most part to increases in salaries and employee benefits, FDIC and state assessments and other expenses of $1.1 million, $512 thousand and $505 thousand, respectively.  The increase in salaries and employee benefits was primarily due to general increases in staff, salaries and benefits.  The increase in FDIC and state assessments was due to the growth of the bank as well as an increase in the bank’s FDIC’s quarterly assessment factor.

Income Tax Expense

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2015 and 2014 was $2.5 million and $2.1 million, respectively, representing an increase of $414 thousand.  The increase in the income tax expense for 2015 as compared to 2014 was due to the increase in pretax income for 2015 as compared to 2014.  The effective tax rate for 2015 was 34.5% compared to 35.9% for 2014.

FINANCIAL CONDITION — Years ended December 31, 2014 and December 31, 2013

Total consolidated assets increased $59.2 million, or 8.0%, from $743.7 million at December 31, 2014 to $802.9 million at December 31, 2015.  Total loans increased from $634.0 million at December 31, 2014 to $645.1 million at December 31, 2015, an increase of $11.1 million or 1.8%.  Total deposits increased from $649.0 million at December 31, 2014 to $700.7 million at December 31, 2015, an increase of $51.8 million, or 8.0%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, excluding net deferred fees and costs and the allowance for loan losses, increased by 1.8% from $634.0 million at December 31, 2014, to $645.1 million at December 31, 2015.  This growth in the loan portfolio continues to be primarily attributable to recommendations and referrals from members of our board of directors, our shareholders and our executive officers, and selective marketing by our management and staff.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to future consolidation of banking institutions within our market, which we expect to see as a result of increased regulatory standards, market pressures, and the overall economy.  We believe that it is not cost-efficient for large institutions, many of which are headquartered out of state, to provide the level of personal service to small business borrowers that these customers seek and that we intend to provide.

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

Our loans are primarily to businesses and individuals located in Bergen County, New Jersey.  We have not made loans to borrowers outside of the United States.  We have not made any sub-prime loans.  Commercial lending activities are focused primarily on lending to small business borrowers.  We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market share of local loans.

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands):

	December 31,
	2015	2014	2013	2012	2011

Commercial real estate	$460,396	$431,727	$298,548	$246,545	$186,187
Residential mortgages	48,698	56,079	53,601	54,332	52,595
Commercial	69,855	75,174	57,634	64,900	57,464
Home equity	63,308	69,631	61,204	68,737	67,895
Consumer	2,805	1,347	1,478	1,215	1,019

Total Loans	$645,062	$633,958	$472,465	$435,729	$365,160

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2015 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial real estate	$92,581	$249,566	$110,381	$452,528
Residential mortgages	—	5,733	42,965	48,698
Commercial	22,270	5,162	2,222	29,654
Home equity	1,233	7,846	2,939	12,018
Consumer	457	518	226	1,201

Loans with Adjustable Rate
Commercial real estate	$6,745	$1,123	$—	7,868
Commercial	37,964	2,237	—	40,201
Home equity	2,015	1,600	47,675	51,290
Consumer	1,604	—	—	1,604

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

As of December 31, 2015, the Bank had fifteen nonaccrual loans totaling approximately $7.4 million, of which eight loans totaling approximately $3.8 million have specific reserves totaling $347 thousand and seven loans totaling approximately $3.5 million that have no specific reserve. If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $267 thousand for the year ended December 31, 2015.  Within its nonaccrual loans at December 31, 2015, the Bank had four residential mortgage loans, one home equity loan and one commercial real estate mortgage that met the definition of a TDR loan. TDRs are loans where a concession has been granted to a borrower experiencing financial difficulties.  The concession could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2015, one residential mortgage loan with a balance of $248 thousand has a specific reserve of $90 thousand.  Three residential mortgage, one home equity and one commercial real estate TDR loans with cumulative balances of $ 3.1 million, $859 thousand and $367 thousand respectively, have no specific reserves connected with them.

As of December 31, 2014, the Bank had sixteen nonaccrual loans totaling approximately $8.5 million, all of which have no specific reserve.  If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $544 thousand for the year ended December 31, 2014.  Within its nonaccrual loans at December 31, 2014, the Bank had five residential mortgage loans, two home equity loans and one commercial real estate mortgage that met the definition of a TDR loan. At December 31, 2014, the five residential mortgages, two home equity loans and the one commercial real estate mortgage TDR loans had cumulative balances of $4.2 million, $1.0 million and $377 thousand, respectively and all had no specific reserves connected with them.

The following table sets forth certain information regarding the Company’s impaired loans, nonaccrual loans, troubled debt restructured loans, accruing loans 90 days or more past due, and OREO as of December 31, 2015, 2014, 2013, 2012 and 2011:

	2015	2014	2013	2012	2011
Nonaccrual loans
Commercial real estate	842	1,787	1,700	$1,704	$1,733
Residential mortgages	3,992	4,279	2,608	2,509	2,487
Commercial	—	—	50	325	325
Home equity	2,522	2,453	673	1,408	1,253
Total nonaccrual loans	7,356	8,519	5,031	5,946	5,798

Performing troubled debt restructured loans
Commercial real estate	—	—	397	3,557	—
Residential mortgages	532	175	3,053	—	254
Home equity	104	60	1,060	—	—
Total performing impaired and troubled debt restructured loans	636	235	4,510	3,557	254

Total impaired loans	7,992	8,754	9,541	9,503	6,052
Other real estate owned	512	897	964	—	—

Total impaired loans and other nonperforming assets	$8,504	$9,651	$10,505	$9,503	$6,052

In each of the years noted in the table above, the Bank had no loans greater than 90 days delinquent that were accruing interest.

The Bank maintains an external independent loan review auditor.  The loan review auditor performs periodic examinations selected commercial loans after the Bank has extended credit.  This review process is intended to identify adverse developments in individual credits, regardless of payment history.  The loan review auditor also monitors the integrity of our credit risk rating system. The loan review auditor reports directly to the audit committee of our board of directors and provides the audit committee with reports on asset quality.  The loan review audit reports may be presented to our board of directors by the audit committee for review, as appropriate.

Allowance For Loan Losses

Our ALLL totaled $8.0 million, $7.2 million and $5.8 million, respectively, at December 31, 2015, 2014, and 2013.  The growth of the allowance is primarily due to the growth and composition of the loan portfolio, including growth in commercial real estate loans as a percentage of the portfolio.

The following is an analysis of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	2015	2014	2013	2012	2011

Balance, January 1	$7,192	$5,775	$5,072	$4,474	$3,749

Charge-offs:
Residential mortgages	—	(32)	—	(168)	(43)
Consumer loans	—	(93)	(22)	—	—
Home equity	—	(72)	—	(101)	(25)
Commercial	(264)	(327)	—	(340)	—
Commercial real estate	(60)	(940)	(89)	—	(394)

Recoveries:
Commercial real estate	226	—	—	6	2
Commercial	2	4	4	3	—
Consumer loans	—	—	—	—	2

Net charge-offs	(96)	(1,460)	(107)	(600)	(458)
Reclass reserve for unfunded loans	—	(198)	—	—	—
Provision charged to expense	924	3,075	810	1,198	1,183
Balance, December 31	$8,020	$7,192	$5,775	$5,072	$4,474

Ratio of net charge-offs to average loans
Outstanding	0.01%	0.27%	0.02%	0.15%	0.14%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated (dollars in thousands) :

	2015			2014
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$6,083	75.85%	78.92%	$5,298	73.67%	76.95%
Commercial	1,024	12.77%	10.83%	1,128	15.68%	11.86%
Home equity	567	7.07%	9.81%	500	6.95%	10.98%
Consumer	37	0.46%	0.44%	24	0.33%	0.21%

	7,711	96.15%	100.00%	6,950	96.63%	100.00%
Unallocated reserves	309	3.85%		242	3.37%

	$8,020	100.00%		$7,192	100.00%

	2013			2012			2011
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$4,032	69.82%	74.54%	$3,472	68.46%	69.05%	$2,878	64.33%	65.39%
Commercial	969	16.78%	12.20%	1,033	20.37%	14.89%	827	18.48%	15.74%
Home equity	593	10.27%	12.95%	383	7.55%	15.78%	368	8.23%	18.59%
Consumer	26	0.45%	0.31%	24	0.47%	0.28%	21	0.47%	0.28%

	5,620	97.32%	100.00%	4,912	96.85%	100.00%	4,094	91.51%	100.00%
Unallocated reserves	155	2.68%		160	3.15%		380	8.49%

	$5,775	100.00%		$5,072	100.00%		$4,474	100.00%

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

Investment Securities

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2015 and 2014, the portfolio was composed of U.S. Treasury securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

Securities are classified as held to maturity, referred to as “HTM,” trading, or available for sale, referred to as “AFS,” at the time of purchase.  Securities are classified as HTM if management intends and has the ability to hold them to maturity.  Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts.  Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at fair value.  Realized gains and losses, as well as gains and losses from marking trading securities to fair value, are included in trading revenue.  Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value.  Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive income (loss), which is included in stockholders’ equity.  Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

At December 31, 2015, total securities aggregated $70.6 million, of which $64.8 million were classified as AFS and $5.8 million were classified as HTM.  The Company had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2015, 2014, and 2013, respectively (in thousands):

	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprise obligations	$58,720	$58,397	$53,000	$52,049	$64,000	$61,729
U.S. Treasury obligations	6,512	6,353	6,623	6,402	6,733	6,319
Total available for sale	65,232	64,750	59,623	58,451	70,733	68,048

Held to Maturity
Obligations of states and political subdivisions	5,829	5,829	11,923	11,923	10,014	10,014
Government sponsored enterprise obligations	—	—	—	—	3,998	4,008
U.S. Treasury obligations	—	—	4,000	3,998	3,999	3,994
Total held to maturity	5,829	5,829	15,923	15,921	18,011	18,016
Total Investment Securities	$71,061	$70,579	$75,546	$74,372	$88,744	$86,064

The following tables set forth as of December 31, 2015 and 2014, the maturity distribution of the Company’s debt investment portfolio (in thousands):

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2015	Cost	Value	Cost	Value	Yield (1)

1 year or less
Government sponsored enterprise obligations	$—	$—	$15,720	$15,708	0.63%
Obligations of states and political subdivisions	5,829	5,829	—	—	0.92%
	5,829	5,829	15,720	15,708	0.71%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	43,000	42,689	1.34%
U.S. Treasury obligations	—	—	6,512	6,353	1.14%
	—	—	49,512	49,042	1.31%

Total	$5,829	$5,829	$65,232	$64,750	1.13%

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2014	Cost	Value	Cost	Value	Yield (1)

1 year or less
U.S. Treasury obligations	$4,000	$3,998	$—	$—	0.26%
Government sponsored enterprise obligations	—	—	3,000	2,994	0.70%
Obligations of states and political subdivisions	11,923	11,923	—	—	0.63%
	15,923	15,921	3,000	2,994	0.56%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	43,000	42,231	1.28%
	—	—	43,000	42,231	1.28%

After 5 years to 10 years
U.S. Treasury obligations	—	—	6,623	6,402	1.10%
Government sponsored enterprise obligations	—	—	7,000	6,824	1.71%
	—	—	13,623	13,226	1.41%

Total	$15,923	$15,921	$59,623	$58,451	1.12%

During 2015, the Company sold three securities from its available for sale portfolio.  The Company recognized losses of approximately $15 thousand from the sale of these three securities.  During 2014, the Company sold five securities from its available for sale portfolio.  The Company recognized losses of approximately $16 thousand from the sale of these five securities.

Deposits

Deposits are our primary source of funds.  We experienced a growth of $51.8 million, or 8.0%, in deposits from $649.0 million at December 31, 2014 to $700.7 million at December 31, 2015.  This increase consists of increases in noninterest-bearing demand deposits, interest-bearing demand and money markets and savings accounts of $28.4 million, $17.4 million and $14.5 million, respectively, offset somewhat by a decrease in time deposits of $8.5 million.  We believe the overall increase in deposits reflects our competitive but disciplined rate structure. Total brokered deposits were $39.8 million and zero at December 31, 2015 and 2014 respectively.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2015		2014		2013
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest bearing demand	$117,919		$89,510		$69,620
Interest bearing demand and money markets	153,003	0.39%	135,604	0.43%	137,782	0.50%
Savings	79,453	0.89%	64,981	0.84%	31,101	0.66%
Time deposits	350,364	1.67%	358,879	1.64%	314,817	1.71%

	$700,739		$648,974		$553,320

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2015 (in thousands):

Three months or less	$67,382
Over three months through 6 months	42,027
Over six months through twelve months	85,637
Over one year through three years	68,111
Over three years	34,360
$297,517

Return on Equity and Assets

The following table summarizes our return on average assets, or net income divided by average total assets, return on average equity, or net income divided by average equity, equity to assets ratio, or average equity divided by average total assets and dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Fiancial Ratios:	2015	2014	2013
Return on Average Assets (ROA)	0.60%	0.57%	0.79%
Return on Average Equity (ROE)	6.95%	6.49%	8.47%
Equity to Total Assets	8.61%	8.05%	9.16%
Dividend Payout Ratio	31.28%	33.94%	27.27%

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

Our total deposits equaled $700.7 million and $649.0 million, respectively, at December 31, 2015 and 2014.  The growth in funds provided by deposit inflows during this period coupled with our borrowed funds and cash position at the end of 2015 has been sufficient to provide for our loan demand.

Through the investment portfolio, we have generally sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while still maintaining liquidity.  Securities available for sale would also be available to provide liquidity for anticipated loan demand and liquidity needs.

At December 31, 2015, the Bank has borrowed funds of $26.5 million.  These borrowings consist of long-term debt fixed rate amortizing advances from the Federal Home Loan Bank of New York, or “FHLBNY”.  We also have a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit facility available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability.  Because we have only $4.2 million of interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk.  Our loan maturity assumptions are based upon actual maturities within the loan portfolio.  Equity securities have been included in “Other Assets” as they are not interest rate sensitive.  At December 31, 2015, we were within the target gap range established by ALCO for all terms except for 0-1 year, which was 79 basis points over the target gap range.

Cumulative Rate Sensitive Balance Sheet

December 31, 2015

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$2,850	$9,823	$21,536	$70,579	$—	$70,579

Loans	87,445	109,424	164,869	438,654	206,408	645,062

Federal Funds sold and Interest-Bearing Deposits in Banks	72,951	72,951	72,951	72,951	—	72,951
Other Assets	—	—	—	—	14,328	14,328

TOTAL ASSETS	$163,246	$192,198	$259,356	$582,184	$220,736	$802,920

Transaction / Demand Accounts	$34,541	$34,541	$34,541	$34,541	$—	$34,541
Money Market	118,462	118,462	118,462	118,462	—	118,462
Savings Deposits	79,454	79,454	79,454	79,454	—	79,454
Time Deposits	80,882	132,478	234,520	350,363	—	350,363

Borrowed Funds	—	—	—	22,371	4,158	26,529
Other Liabilities	—	—	—	—	120,418	120,418
Equity	—	—	—	—	73,153	73,153

TOTAL LIABILITIES AND EQUITY	$313,339	$364,935	$466,977	$605,191	$197,729	$802,920

Dollar Gap	$(150,093)	$(172,737)	$(207,621)	$(23,007)
Gap / Total Assets	-18.69%	-21.51%	-25.86%	-2.87%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	52.10%	52.67%	55.54%	103.34%

(Rate Sensitive Assets to Rate Sensitive Liabilities)

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities.  Thus, we actively monitor and manage our interest rate risk exposure.

Our profitability is affected by fluctuations in interest rates.  A sudden and substantial increase or decrease in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  We monitor the impact of changing interest rates on our net interest income using several tools.  One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in our “Cumulative Rate Sensitive Balance Sheet” under the “Interest Rate Sensitivity Analysis” caption in this discussion and analysis.  We also conduct a periodic “shock analysis” to evaluate the effect of interest rates upon our operations and our financial condition and to manage our exposure to interest rate risk.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on our asset-liability structure to control interest rate risk.

We continually evaluate interest rate risk management opportunities.  During 2015, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2015.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2015

(Dollars in thousands)

	Avg. Int. Rate	2016	2017	2018	2019	2020	There- After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.73%	$164,869	$84,901	$58,357	$78,555	$51,970	$206,408	$645,062	$647,926
Securities net of equity securities	1.33%	21,536	3,998	10,918	20,901	13,226	—	70,579	70,579

Fed Funds Sold	0.46%	454	—	—	—	—	—	454	454

Interest-earning cash and time deposits	0.23%	71,497	—	—	—	—	—	71,497	71,497

Interest Rate Sensitive Liabilities :

Interest bearing demand deposits and money market accounts	0.23%	153,003	—	—	—	—	—	153,003	153,003

Savings deposits	0.89%	79,454	—	—	—	—	—	79,454	79,454

Time deposits	1.67%	234,520	53,532	26,831	25,585	9,895	—	350,363	351,877

Borrowed Funds	1.58%	$—	$—	$—	$22,371	$0	$4,158	$26,529	$26,517

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

Capital

A significant measure of the strength of a financial institution is its capital base. In July 2013, the federal banking agencies issued final rules to implement the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III) and changes required by the Dodd-Frank Act. The community banking organizations began compliance on January 1, 2015.  The final rules call for a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule) and a minimum leverage ratio of 4%.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2015, as well as regulatory capital category definitions:

		Minimum Requirements
		to be	Minimum Requirements
		“Adequately	to be
	December 31, 2015	Capitalized”	“Well Capitalized”

Risk-Based Capital :
Common Equity Tier 1 Capital	10.95%	4.50%	6.50%
Tier 1 Capital Ratio	10.95%	6.00%	8.00%
Total Capital Ratio	12.19%	8.00%	10.00%
Leverage Ratio	9.02%	4.00%	5.00%

The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2015 and 2014, respectively.  As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution.

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

Contractual Obligations

As of December 31, 2015, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$1,299	$2,162	$1,274	$1,499	$6,234
Remaining contractual maturities of borrowed funds	—	—	22,371	4,158	26,529
Remaining contractual maturities of time deposits	234,520	80,363	35,481	—	350,364
Total Contractual Obligations	$235,819	$82,525	$59,126	$5,657	$383,127

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2015 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$74,615
Home equities	27,675
Standby letters of credit and other	3,662
$105,952

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

We have audited the accompanying consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   BDO USA, LLP

New York, New York

March 30, 2016

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in thousands, except share data)

	2015	2014

Assets

Cash and due from banks	$2,238	$1,218
Interest bearing deposits	71,497	20,386
Federal funds sold	454	456
Total cash and cash equivalents	74,189	22,060

Interest bearing time deposits	1,000	1,000

Securities available for sale	64,750	58,451
Securities held to maturity (fair value $5,829 and $15,921 at December 31, 2015 and 2014, respectively)	5,829	15,923
Restricted investment in bank stock, at cost	2,020	2,162

Loans:	645,062	633,958
Deferred loan fees and costs, net	(381)	(414)
Allowance for loan losses	(8,020)	(7,192)
Net loans	636,661	626,352

Premises and equipment, net	10,500	10,136
Accrued interest receivable	2,305	2,441
Other real estate owned	512	897
Other assets	5,154	4,266
Total assets	$802,920	$743,688

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$117,919	$89,510
Savings and interest bearing transaction accounts	232,456	200,585
Time deposits under $250K	192,560	175,250
Time deposits $250K and over	157,804	183,629
Total deposits	700,739	648,974

Borrowed funds	26,529	32,950
Accrued expenses and other liabilities	2,499	1,870
Total liabilities	729,767	683,794

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,240,241 at December 31, 2015 and 5,369,266 at December 31, 2014	60,509	50,998
Retained earnings	12,940	9,635
Accumulated other comprehensive loss	(296)	(739)
Total stockholders’ equity	73,153	59,894
Total liabilities and stockholders’ equity	$802,920	$743,688

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2015 and 2014

(Dollars in thousands, except per share data)

	2015	2014

Interest income:
Loans, including fees	$30,451	$26,879
Securities	887	927
Interest-earning deposits in banks	182	48
Federal funds sold	6	5
Total interest income	31,526	27,859

Interest expense:
Savings and money markets	1,244	999
Time deposits	6,332	5,397
Borrowed funds	465	215
Total interest expense	8,041	6,611

Net interest income	23,485	21,248

Provision for loan losses	924	3,075
Net interest income after provision for loan losses	22,561	18,173

Non interest income
Fees and service charges on deposit accounts	324	207
Fees earned from mortgage referrals	—	—
Losses on sale of securities	(15)	(16)
Total non interest income	309	191

Non interest expense
Salaries and employee benefits	7,634	6,503
Occupancy and equipment expense	2,805	2,608
FDIC and state assessments	911	399
Legal fees	287	217
Other real estate owned related expenses	226	54
Professional fees	774	444
Data processing	974	817
Other operating expenses	1,916	1,411
Total non interest expenses	15,527	12,453

Income before income taxes	7,343	5,911
Income tax expense	2,535	2,121

Net income	$4,808	$3,790

Earnings per share:
Basic	$0.79	$0.71
Diluted	$0.79	$0.70

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014

Net income	$4,808	$3,790
Other comprehensive income:
Net unrealized holding gains on securities available for sale arising during the period, net of income tax expense of $253 and $600, respectively	452	928
Reclassification adjustment for losses on sales of securities, net of income tax benefit of $6 and $6, respectively	(9)	(10)
Other comprehensive income	443	918
Comprehensive income	$5,251	$4,708

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2015 and 2014

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2014	50,475	7,132	(1,657)	55,950

Exercise of stock options (26,000 shares)	273	—	—	273
Stock based compensation	250	—	—	250
Dividends on common stock ($0.24 per share)	—	(1,287)	—	(1,287)
Net income	—	3,790	—	3,790
Total other comprehensive income	—	—	918	918

Balance at December 31, 2014	50,998	9,635	(739)	59,894

Exercise of stock options (2,200 shares)	20	—	—	20
Stock based compensation	211	—	—	211
Dividends on common stock ($0.24 per share)	—	(1,503)	—	(1,503)
Net income	—	4,808	—	4,808
Sale of common stock through a private placement (868,057 shares issued)	9,280			9,280
Total other comprehensive income	—	—	443	443

Balance at December 31, 2015	$60,509	$12,940	$(296)	$73,153

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014
Cash flows from operating activities:
Net income	$4,808	$3,790
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	924	3,075
Amortization of securities premiums	112	109
Deferred tax benefit	(542)	(406)
Depreciation and amortization	615	570
Stock based compensation	211	250
Accretion of net loan origination fees	(33)	75
Loss on sale of securities	15	16
Loss on sale of other real estate owned	6	54
Write down of other real estate owned	217	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	136	(985)
Decrease (increase) in other assets	(594)	1,545
Increase in other liabilities	629	349
Net cash provided by operating activities	6,504	8,442

Cash flows from investing activities:
Purchases of securities available for sale	(23,720)	—
Purchases of securities held to maturity	(5,829)	(11,923)
Proceeds from maturities of securities held to maturity	15,923	14,014
Proceeds from called or matured securities available for sale	11,000	—
Proceeds from sales of securities available for sale	6,985	10,984
Purchase of restricted investment in bank stock	(170)	(1,370)
Proceeds from calls of restricted investment of bank stock	312	—
Proceeds from sale of other real estate owned	162	1,090
Net increase in loans	(11,200)	(164,229)
Purchases of premises and equipment	(979)	(279)
Net cash used in investing activities	(7,516)	(151,713)

Cash flows from financing activities:
Net increase in deposits	51,765	95,654
Net (decrease) increase in borrowed funds	(6,421)	32,950
Dividends paid	(1,503)	(1,287)
Proceeds from the sale of common stock through the private placement	9,280	—
Proceeds from exercise of options	20	273
Net cash provided by financing activities	53,141	127,590

Increase (decrease) in cash and cash equivalents	52,129	(15,681)
Cash and cash equivalents at beginning of year	22,060	37,741
Cash and cash equivalents at end of year	$74,189	$22,060

Supplemental information:
Cash paid during the year for:
Interest	$8,083	$6,488
Taxes	$3,173	$2,464

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$1,077

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

Since opening in May, 2006, the Bank has established eight branch offices in addition to its main office.  The Bank expects to continue to seek additional strategically located branch locations within Bergen County.  Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

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

Use of Estimates

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset, the determination of other-than-temporary impairment on securities, and the potential impairment of restricted stock.  While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company allowance for loan losses.  These agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

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

Significant Group of Concentration of Credit Risk

The Company’s activities are, primarily, with customers located within Bergen County, New Jersey.  The Company does not have any significant concentration to any one industry or customers within its primary service area.  Note 3 describes the types of lending in which the Company engages.  Although the Company actively manages the diversification of the loan portfolio, a substantial portion of the debtors’ ability to honor their contracts is dependent on the strength of the local economy.

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

Securities

The Company reports investment securities in one of the following categories: (i) held to maturity (management has the intent and ability to hold to maturity), which are reported at amortized cost; (ii) trading (held for current resale), which are reported at fair value, with unrealized gains and losses included in earnings and (iii) available for sale, which are reported at fair value, with unrealized gains and lossess excluded from earnings and reported as a separate component of stockholders’ equity.  The Company has classified all of its holdings of investment securities as either held to matruity or available for sale.  At the time a security is purchased, a determination is made as to the approproiate classification.

Premiums and discounts on investment securities are amortized as expense and accreted as income over the estimated life of the respective security using a method that generally approximates the level-yield method.  Gains and losses on the sales of investment securities are recognized upon realization, using the specific identification method and shown separately in the consolidate statements of operations.

Management evaluates securities for Other Than Temporary Impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirment to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of Income and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss).  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 180 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Loans for which the terms have been modified resulting in a con cession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

The Company recorded stock-based compensation expense of $211 thousand and $250 thousand during 2015 and 2014, respectively.  At December 31, 2015, the Company had no unrecognized compensation expense related to stock options.  At December 31, 2015, the Company had $451,000 of unrecognized compensation expense related to unvested restricted stock granted in 2015.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $289 thousand and $245 thousand for 2015 and 2014, respectively.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank (the “FHLB”) of $1.9 million and $2.1 million and Atlantic Community Bankers Bank, formerly Atlantic Central Bankers Bank (the “ACBB”) of $100 thousand and $100 thousand, as of December 31, 2015 and 2014, respectively.  Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2015 and 2014.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2015.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At December 31, 2015 and 2014, these reserve balances amounted to $3.4 million and $1.2 million, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.                                              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2015 and 2014 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2015	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,829	$—	$—	$5,829
U.S. Treasury obligations	—	—	—	—
Total securities held to maturity	5,829	—	—	5,829

Securities Available for Sale:
U.S. Treasury obligations	6,512	—	(159)	6,353
Government sponsored enterprise obligations	58,720	—	(323)	58,397
Total securities available for sale	65,232	—	(482)	64,750

	$71,061	$—	$(482)	$70,579

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2014	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$11,923	$—	$—	$11,923
U.S. Treasury obligations	4,000	—	(2)	3,998
Total securities held to maturity	15,923	—	(2)	15,921

Securities Available for Sale:
U.S. Treasury obligations	6,623	—	(221)	6,402
Government sponsored enterprise obligations	53,000	—	(951)	52,049
Total securities available for sale	59,623	—	(1,172)	58,451

	$75,546	$—	$(1,174)	$74,372

Securities with an amortized cost of $31.3 million and a fair value of $31.0 million, respectively, were pledged to secure public funds on deposit at December 31, 2015.  In addition, securities with an amortized cost of $11.2 million and a fair value of $11.1 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of December 31, 2015.  Securities with an amortized cost of $10.4 million and a fair value of $10.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2014.  Securities with an amortized cost of $17.2 million and a fair value of $16.9 million were pledged to secure borrowings with the (FHLB) as of December 31, 2014.

For the year ended December 31, 2015, the Company sold three securities from its available for sale portfolio.  The Company recognized a loss of approximately $15 thousand from the sale of these securities.

The Company did not sell any securities from its held to maturity portfolio in 2014.  For the year ended December 31, 2014, the Company sold five securities from its available for sale portfolio. The Company recognized a loss of approximately $16 thousand from the sale of those securities.  The Company did not sell any securities from its held to maturity portfolio in 2014.

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at December 31, 2015 and 2014 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2015	Value	Losses	Value	Losses	Value	Losses

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,354	(159)	6,354	(159)
Government Sponsored Enterprise obligations	15,707	(12)	42,689	(311)	58,396	(323)
Total securities available for sale	15,707	(12)	49,043	(470)	64,750	(482)

	$15,707	$(12)	$49,043	$(470)	$64,750	$(482)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2014	Value	Losses	Value	Losses	Value	Losses
Securities Held to Maturity:
U.S. Treasury obligations	$—	$—	$3,998	$(2)	$3,998	$(2)

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,402	(221)	6,402	(221)
Government Sponsored Enterprise obligations	2,994	(6)	49,055	(945)	52,049	(951)
Total securities available for sale	2,994	(6)	55,457	(1,166)	58,451	(1,172)

	$2,994	$(6)	$59,455	$(1,168)	$62,449	$(1,174)

Unrealized losses at December 31, 2015 consisted of losses on sixteen investments in government sponsored enterprise obligations, and two in U. S. Treasury securities, all of which were caused by interest rate increases.  Thirteen of the investments with unrealized losses at December 31, 2015 were in a loss position for more than twelve months.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

The following table sets forth as of December 31, 2015, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	2015
	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

1 year or less	$5,829	$5,829	$15,720	$15,707

After 1 year to 5 years	—	—	49,512	49,043
	$5,829	$5,829	$65,232	$64,750

NOTE 3.               Loans and Allowance for Loan Losses

Loans at December 31, 2015 and 2014, are summarized as follows (in thousands):

	2015	2014

Commercial real estate	$460,396	$431,727
Residential mortgages	48,698	56,079
Commercial	69,855	75,174
Home equity	63,308	69,631
Consumer	2,805	1,347

	$645,062	$633,958

The Company grants loans primarily to New Jersey residents and businesses within its local market area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company control; the Bank is therefore subject to risk of loss.  The Company designs its lending policies and procedures to manage the exposure to such risks and that the allowance for loan losses is maintained at a level which is believed to be adequate to provide for losses known and inherent in our loan portfolio that are both probable and reasonable to estimate.

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2015 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	(264)	—	—	—	—	(324)
Recoveries	226	—	2	—	—	—	228
Provision	400	483	(106)	67	13	67	924
Ending balance	$5,516	$567	$1,024	$567	$37	$309	$8,020
Ending balance: individually evaluated for impairment	$—	$267	$—	$80	$—	$—	$347
Ending balance: collectively evaluated for impairment	$5,516	$300	$1,024	$487	$37	$309	$7,673

Loan receivables:
Ending balance	$460,396	$48,698	$69,855	$63,308	$2,805	$—	$645,062
Ending balance: individually evaluated for impairment	$843	$4,523	$—	$2,626	$—	$—	$7,992
Ending balance: collectively evaluated for impairment	$459,553	$44,175	$69,855	$60,682	$2,805	$—	$637,070

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014 (in thousands):

2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$402	$—	$842	$1,244	$459,152	$460,396	$842
Residential mortgages	428	—	3,992	4,420	44,278	48,698	3,992
Commercial	—	—	—	—	69,855	69,855	—
Home equity	—	475	2,522	2,997	60,311	63,308	2,522
Consumer	—	—	—	—	2,805	2,805	—
	$830	$475	$7,356	$8,661	$636,401	$645,062	$7,356

2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$377	$—	$377	$431,350	$431,727	$1,787
Residential mortgages	361	—	963	1,324	54,755	56,079	4,279
Commercial	—	—	—	—	75,174	75,174	—
Home equity	—	475	1,275	1,750	67,881	69,631	2,453
Consumer	—	—	—	—	1,347	1,347	—
	$361	$852	$2,238	$3,451	$630,507	$633,958	$8,519

As of December 31, 2015 and 2014 the Company had no accruing loans greater than 90 days delinquent.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2015 and 2014 (in thousands):

2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$450,193	$48,698	$62,367	$57,910	$2,805	$621,973
Special Mention	7,644	—	3,919	4,400	—	15,963
Substandard	2,559	—	3,569	998	—	7,126
Doubtful	—	—	—	—	—	—
	$460,396	$48,698	$69,855	$63,308	$2,805	$645,062

2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$429,940	$47,700	$73,174	$66,878	$1,347	$619,039
Special Mention	—	4,100	500	300	—	4,900
Substandard	1,787	4,279	1,500	2,453	—	10,019
Doubtful	—	—	—	—	—	—
	$431,727	$56,079	$75,174	$69,631	$1,347	$633,958

The following tables provide information about the Company’s impaired loans as of and for the years ended December 31, 2015 and  2014 (in thousands):

		Unpaid
	Recorded	Principal	Related
2015	Investment	Balance	Allowance
Impaired loans with specific reserves:
Residential mortgages	$3,568	$250	$267
Home equity	278	175	80
	3,846	425	347

Impaired loans with no specific reserves:
Commercial real estate	843	867	—
Residential mortgages	956	4,850	—
Home equity	2,347	2,723	—
	4,146	8,440	—
	$7,992	$8,865	$347

		Unpaid
	Recorded	Principal	Related
2014	Investment	Balance	Allowance
Impaired loans with no specific reserves:
Commercial real estate	$1,787	$1,787	$—
Residential mortgages	4,455	4,543	—
Home equity	2,512	2,613	—
	$8,754	$8,943	$—

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$334	$—
Residential mortgages	248	—	94	—
Commercial	—	—	20	—
Home equity	105	3	182	—
	353	3	630	—

Impaired loans with no specific reserves:
Commercial real estate	1,024	—	2,796	106
Residential mortgages	4,212	12	4,561	11
Commercial	3	—	24	5
Home equity	2,482	2	2,097	27
Consumer	—	—	19	—
	7,721	14	9,497	149
	$8,074	$17	$10,127	$149

If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $267 thousand and $544 thousand for the years ended December 31, 2015 and 2014 respectively.

The following table presents TDR loans as of December 31, 2015 and 2014 (in thousands):

2015	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$532	2	$3,468	4	$4,000
Commercial real estate	—	—	367	1	367
Home equity	104	2	859	1	963
	$636	4	$4,694	6	$5,330

2014	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$175	1	$4,008	5	$4,183
Commercial real estate	—	—	377	1	377
Home equity	60	1	954	2	1,014
	$235	2	$5,339	8	$5,574

There were no new troubled debt restructuring loans that occurred during 2015.  The following table summarizes information in regards to troubled debt restructurings that occurred during the year ended December 31, 2014 (in thousands):

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2014	Loans	Investments	Investments

Residential mortgages	2	$731	$741
Home equity	1	46	44
	3	$777	$785

The following table displays the nature of modifications during the year ended December 31, 2014 (in thousands):

2014	Rate Modification	Term Modification	Interest Only Modification	Payment Modification	Combination Modification	Total Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$731	$—	$—	$—	$—	$731
Home equity	46	—	—	—	—	46
	$777	$—	$—	$—	$—	$777

During the the years ended December 31, 2015 and 2014, the Bank had no loans meeting the definition of a TDR which had a payment default.

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or an in-substance repossession.  As of December 31, 2015, we have no foreclosed residential real estate properties as a result of obtaining physical possession.  In addition, as of December 31, 2015, we had residential mortgage loans and home equity loans with a carrying value of $2.3 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

NOTE 4.               Premises and Equipment

At December 31, 2015 and 2014, premises and equipment consists of the following (in thousands):

	2015	2014

Land	$4,828	$4,828
Building	6,906	6,286
Furniture and fixtures	855	787
Equipment	2,003	1,712
	14,592	13,613
Less accumulated depreciation and amortization	4,092	3,477
Total premises and equipment, net	$10,500	$10,136

Depreciation expense amounted to $615 thousand and $570 thousand for the years ended December 31, 2015 and 2014, respectively.

NOTE 5.                                              Deposits

At December 31, 2015 and 2014, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2015	2014
3 months or less	$80,882	$55,056
Over 3 months through 12 months	153,638	151,655
Over 1 year through 2 years	53,532	90,914
Over 2 years through 3 years	26,831	27,695
Over 3 years through 4 years	25,585	13,037
Over 4 years through 5 years	9,895	20,522
	$350,363	$358,879

At December 31, 2015 and 2014, the Company’s brokered deposits are as follows:

	2015	2014

CDARS*
Public Funds Reciprocal	$6,050	$—
Non-Public Funds Reciprocal	17,125	—
FTN**
Non-Reciprocal Funds	16,668	—
	39,843	—

*Certificate of Deposit Account Registry Service

**First Tennessee National

NOTE 6.                                              Borrowed Funds

Borrowings may consist of long-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at December 31, 2015 and 2014 is as follows (in thousands):

	2015		Original
	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	$3,621	1.50%	5	June 2019
Fixed Rate Amortizing Note	5,555	1.51%	5	July 2019
Fixed Rate Amortizing Note	5,299	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,158	2.02%	7	August 2021
Fixed Rate Amortizing Note	7,896	1.48%	5	October 2019

	$26,529	1.58%

	2014		Original
	Amount	Rate	Term(years)	Maturity
Fixed Rate Amortizing Note	$4,598	1.50%	5	June 2019
Fixed Rate Amortizing Note	7,018	1.51%	5	July 2019
Fixed Rate Amortizing Note	6,662	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,833	2.02%	7	August 2021
Fixed Rate Amortizing Note	9,839	1.48%	5	October 2019

	$32,950	1.57%

The Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit facility available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.

NOTE 7.                                              Income Taxes

Income tax expense from operations for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Current tax expense:

Federal	$2,913	$2,257
State	164	270
Deferred income tax benefit:
Federal	(425)	(291)
State	(117)	(115)

	$2,535	$2,121

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Start up expenses	$187	$222
Allowance for loan losses	3,392	2,948
Accrued expenses	340	277
Stock compensation plans	429	428
Unrealized losses on available for sale securities	185	433
Other	357	251
Total gross deferred tax assets	4,890	4,559

Deferred tax liabilities:
Deferred loan costs	(100)	(97)
Prepaid expenses	(165)	(102)
Depreciation	(501)	(530)
Total gross deferred tax liabilities	(766)	(729)

	$4,124	$3,830

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2015 and 2014, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2015	2014

Computed “expected” tax expense	$2,497	$2,010
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax expense	31	102
Tax exempt income	(13)	(18)
Stock-based compensation	8	(1)
Meals and entertainment	10	9
Other	2	19
	$2,535	$2,121

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  Corporate tax returns for the years 2012 through 2015 remain open to examination by taxing authorities.

NOTE 8.               Leases

The Company leases banking facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to $1.4 million and $1.3 million, respectively, for the years ended December 31, 2015 and December 31, 2014.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2015 (in thousands):

Year ending December 31,
2016	$1,299
2017	1,122
2018	1,040
2019	749
2020	525
Thereafter	1,499
$6,234

NOTE 9.                                              Related-party Transactions

The Company has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Company’s board of directors.  None of such loans at December 31, 2015 and 2014, respectively, were nonaccrual, past due, or restructured, and all of such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features. Related party deposit balances were $53.6 million and $41.7 million at December 31, 2015 and 2014 respectively.

The following table represents a summary of related-party loan activity during the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014

Outstanding loans at beginning of the year	$36,318	$33,623
Advances	6,606	10,979
Repayments	(16,133)	(8,284)
Outstanding loans at end of the year	$26,791	$36,318

Two of our directors have acted as the Company’s counsel on several loan closings.  During 2015 and 2014 the total cost of such work has been reimbursed by the respective loan customers and totals $259 thousand and $453 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $11 thousand and $30 thousand  for the years ended December 31, 2015 and 2014, respectively.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $230 thousand and $165 thousand for the years ended December 31, 2015 and 2014, respectively.

The Bank rents office space from entities related to some of the Company’s directors.  The total amount of rent expense to these entities was $435 thousand and $372 thousand for the years ended December 31, 2015 and 2014, respectively.

Our audit committee or the disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests and have approved each such transaction and relationship.

NOTE 10.                                       Earnings Per Share

The Company’s calculation of earnings per share is as follows for the years ended December 31, 2015 and 2014 (in thousands except per share data):

	2015	2014
Net income applicable to common stock	$4,808	$3,790
Weighted average number of common shares outstanding - basic	6,097	5,362
Basic earnings per share	$0.79	$0.71

Net income applicable to common stock	$4,808	$3,790
Weighted average number of common shares outstanding	6,097	5,362
Effect of dilutive options	16	48
Weighted average number of common shares outstanding- diluted	6,113	5,410
Diluted earnings per share	$0.79	$0.70

Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 64,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the year ended December 31, 2015.  Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 64,500 unvested shares of restricted stock were included in the computation of diluted earnings per share for the year ended December 31, 2014.

NOTE 11.             Stockholders’ Equity and Dividend Restrictions

Under its initial stock offering which closed in 2005, the Bank sold 4,798,594 shares of common stock at $9.09 per share.  The stock offering resulted in net proceeds of approximately $42.7 million.

In 2015, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively, and the Company expects that comparable quarterly cash dividends will continue to be declared and paid in the future.  The cash dividends were paid from the retained earnings of the Company.

In 2014, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively.

The decision to pay, as well as the timing and amount of any future dividends to be paid by the Company will be determined by the board of directors, giving consideration to the Company’s earnings, capital needs, financial condition, regulatory requirements and other relevant factors.

Under applicable New Jersey law, the Company is permitted to pay dividends on its capital stock if, following the payment of the dividend, it is able to pay its debts as they become due in the usual course of business, or its total assets are greater than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the holding company’s capital, liquidity asset quality and financial condition. As part of its supervisory authority, the FRB may impose informal or formal restrictions on the Company’s ability to pay dividends, including requiring the non-objection of the FRB to payment of any dividends.

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

NOTE 12.                                       Benefit Plans

2006 Stock Option Plan

During 2006, the Company’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  The option price per share is the market value of the Company’s stock on the date of grant.   As of December 31, 2015 incentive stock options to purchase 209,900 shares have been granted to employees of the Company.

A summary of stock option activity under the 2006 Stock Option Plan during the year ended December 31, 2015 is  presented  below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2014	161,900	$10.21

Granted	—	—
Forfeited	—	—
Exercised	2,200	9.09

Outstanding at December 31, 2015	159,700	$10.22	$172,788	1.34

Exercisable at December 31, 2015	159,700	$10.22	$172,788	1.34

(1)     The aggregate intrinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2015.  This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2006 Stock Option Plan, there were no unvested options at December 31, 2015 and 2014.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  The option price per share is the market value of the Company’s common stock on the date of grant.  As of December 31, 2015, non-qualified options to purchase  460,000 shares of the Company’s stock have been granted to non-employee directors of the Company.

There has been no stock option activity under the 2007 Non-Qualified Stock Option Plan for the year ended 2015:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	331,334	$11.50

Outstanding at December 31, 2015	331,334	$11.50	$—	1.81

Exercisable at December 31, 2015	331,334	$11.50	$—	1.81

(1)     The aggregate intrinsic value of  a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2015.  This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2007 Directors Stock Option Plan, there were no unvested options at December 31, 2015 and 2014.

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

The following is a summary of the non-vested restricted stock awards granted under the 2011 Plan:

	2015
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested resticted stock, beginning of year	64,500	12.99
Granted	—	—
Forfeited	—	—
Vested	(16,250)	12.97
Non-vested resticted stock, end of year	48,250	$12.99

Approximately $451 thousand remains to be expensed over the next 27 months.  At December 31, 2015, 16,250 shares were vested.  During the year ended December 31, 2015, there were no new issuance under the 2011 Plan.  For the years ended December 31, 2015, and 2014, $211 thousand and $212 thousand, respectively, was recorded as compensation expense.

Defined Contribution Plan

The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit.  The Company matches a percentage of employee contributions at the board’s discretion.  The Company made a matching contribution of approximately $100 thousand and $83 thousand during 2015 and 2014, respectively.

NOTE 13.                                       Regulatory Capital Requirements

The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts of Tier 1 leverage ratio, Common equity tier 1 risk-based, Capital Ratio Tier 1 risk-based capital Ratio and Total risk-based capital Ratio (as defined in the regulations). In July 2013, the Federal Deposit insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating riskweighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based Capital ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015.  As of December 31, 2015 and 2014, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage Capital, Common equity tier 1 Capital, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company’s category.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2015 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The information presented as of December 31, 2014 reflect the requirements in effect at that time, as the Basel III requirements became effective on January 1, 2015:

			FDIC requirements
			Minimum Capital		For Classification
	Bank actual		Adequacy		As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Leverage (Tier 1) Capital Ratio	$73,449	9.02%	$32,565	4.00%	$40,707	5.00%
Risk-Based Capital :
Common Equity Tier 1 Capital	$73,449	10.95%	$30,186	4.50%	$43,602	6.50%
Tier 1 Capital Ratio	$73,449	10.95%	$40,248	6.00%	$53,664	8.00%
Total Capital Ratio	$81,790	12.19%	$53,664	8.00%	$67,080	10.00%

2014
Leverage (Tier 1) Capital Ratio	$60,045	8.16%	$29,447	4.00%	$36,808	5.00%
Risk-based capital:
Tier 1 Capital Ration	$60,045	9.39%	$25,580	4.00%	$38,370	6.00%
Total Capital Ratio	$67,237	10.51%	$51,160	8.00%	$63,951	10.00%

The Company’s Capital amounts and Ratios are Similar to those of the Bank.

NOTE 14.                                       Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans totaled $102.3 million and $120.3 million at December 31, 2015 and 2014.

Most of the Company’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2015 and 2014, the Company had outstanding letters of credit to customers totaling $3.7 million and $2.3 million, respectively, whereby the Bank guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2015 and 2014, such amounts were deemed not material.

NOTE 15.                                       Financial Information of Parent Company

The parent company, Bancorp of New Jersey, Inc, was incorporated during November, 2006.  The holding company reorganization with Bank of New Jersey was consummated on July 31, 2007.  The following information represents the parent only balance sheets as of December 31, 2015 and 2014, respectively, the statements of income for the twelve months ended December 31, 2015 and December 31, 2014, and the statements of cash flows for the twelve months ended December 31, 2015 and December 31, 2014 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheets

(in thousands)

	December 31,
	2015	2014
Assets:
Investment in subsidiary, net	$73,152	$59,894
Total assets	$73,152	$59,894

Liabilities and stockholders’ equity:
Stockholders’ equity	$73,152	$59,894
	$73,152	$59,894

Statements of Income and Comprehensive Income

Years ended December 31,

(in thousands)

	2015	2014
Equity in undistributed earnings of subsidiary bank	4,808	3,790
Net income	4,808	3,790

Other comprehensive income	—	—
Comprehensive Income	$4,808	$3,790

	2015	2014
Cash flow from operating activities:
Net income	$4,808	$3,790
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(4,808)	(3,790)
Net cash provided by operating activities:	—	—

Cash flows from investing activites:
Cash dividends received from subsidiary bank	1,498	1,287
Net cash used in financing activities	1,498	1,287

Cash flows from financing activities:
Cash dividends paid	(1,498)	(1,287)
Net cash provided by financing activities	(1,498)	(1,287)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and December 31, 2014, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,353	$—	$6,353	$—
Government sponsored enterprise obligations	58,397	—	58,397	—
Total securities available for sale	$64,750	$—	$64,750	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,402	$—	$6,402	$—
Government sponsored enterprise obligations	52,049	—	52,049	—
Total securities available for sale	$58,451	$—	$58,451	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and December 31, 2014, respectively,  is as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$258	$—	$—	$258

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$1,723	$—	$—	$1,723

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

December 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$258	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 1.0% (-0.5)%
			Liquidation Expenses (2)	0% - 48.1% (-33.8)%

December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$1,723	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 46.3% (-38.4)%
			Liquidation Expenses (2)	0% - 60.2% (-20.2)%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s finanical instruments presented in the table below at December 31, 2015 and 2014:

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at December 31, 2015 and 2014 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	December 31, 2015		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$74,189	$74,189	$74,189	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	64,750	64,750	—	64,750
Securities held to maturity	5,829	5,829	—	5,829
Restricted investment in bank stock	2,020	2,020	—	2,020	—
Net loans	636,661	639,525	—	—	639,525
Accrued interest receivable	2,305	2,305	—	2,305	—
Financial liabilities:
Deposits	700,739	702,593	350,375	352,218	—
Borrowed funds	26,529	26,517	—	26,517	—
Accrued interest payable	716	716	—	716	—

	December 31, 2014		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$22,060	$22,060	$22,060	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	58,451	58,451	—	58,451
Securities held to maturity	15,923	15,921	—	15,921
Restricted investment in bank stock	2,162	2,162	—	2,162	—
Net loans	626,352	629,086	—	—	629,086
Accrued interest receivable	2,441	2,441	—	2,441	—
Financial liabilities:
Deposits	648,974	650,729	290,095	360,634	—
Borrowed funds	32,950	32,972	—	32,972	—
Accrued interest payable	758	758	—	758	—

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

Impaired loans

Impaired loans are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral (based on independent third party appraisal) or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Limitation

The preceding fair value estimates were made at December 31, 2015 and 2014 based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2015 and 2014, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17.             Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 are as follows (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statements of Income (Loss)
Year ended December 31, 2015
Available for Sale Securities
Realized losses on sale of securities	$(15)	Gains (losses) on sale of securities
	6	Income tax expense
Total reclassifications	$(9)	Net of tax

Year ended December 31, 2014
Available for Sale Securities
Realized gains on sale of securities	$(16)	Gains (losses) on sale of securities
	6	Income tax expense
Total reclassifications	$(10)	Net of tax

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

ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

In January 2015 the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, requires an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The ASU 2015-01 is effective for public business entities for annual periods, and interim periods within those periods beginning after December 15, 2015. The implementation of ASU 2015-01 did not have a material impact on the Company’s financial position or results of operations.

ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.

In April 2015 the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as software as a service; platform as a service; infrastructure as a service; and other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU 2015-05 will be effective for public business entities for annual periods, and interim periods within those periods beginning after December 15, 2015. The implementation of ASU 2015-01 did not have a material impact on the Company’s financial position or results of operations.

ASU 2016-1, No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016 the FASB issued ASU 2016-1, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01  requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a material impact on the Company’s financial position or results of operations.

ASU 2016-02, Leases.

ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The Company is presently evaluating the potential impact of the adoption of this accounting pronouncement to its financial position or results of operations.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form10-K, the Company’s management including the Chairman of the Board, who is serving as interim Chief Executive Officer and President (and, in such capacity, the Company’s principal executive officer) and the Company’s Senior Vice President and Chief Financial Officer (the Company’s principal financial and accounting officer) evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of December 31, 2015, the Company’s principal executive and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, using the “Internal Control - Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2015, our internal control over financial reporting was effective.

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

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 19, 2016.

ITEM 11.                                         EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 19, 2016.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 19, 2016.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 19, 2016.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 19, 2016.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)                                     Consolidated Balance Sheets as of December 31, 2015 and 2014.

(ii)                                  Consolidated Statements of Income for the years ended December 31, 2015 and 2014.

(iii)                               Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014.

(iv)                              Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014.

(v)                                 Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014.

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

BANCORP OF NEW JERSEY, INC.

By:	/s/ Gerald A. Calabrese, Jr.
Gerald A. Calabrese, Jr
Chief Executive Officer and President
(Principal Executive Officer)

BANCORP OF NEW JERSEY, INC.

By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated : March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerald A. Calabrese, Jr.	Chairman of the Board and Interim Chief Executive Officer and President (Principal Executive and Operating Officer)	March 30, 2016
Gerald A. Calabrese, Jr.

/s/ Albert L. Buzzetti	Vice Chairman	March 30, 2016
Albert L. Buzzetti

/s/ Michael Bello	Director	March 30, 2016
Michael Bello

/s/ Jay Blau	Director	March 30, 2015
Jay Blau

/s/ Stephen Crevani	Director	March 30, 2016
Stephen Crevani

/s/ John K. Daily	Director	March 30, 2016
John K. Daily

/s/ Anthony M. Lo Conte	Director	March 30, 2016
Anthony M. Lo Conte

/s/ Carmelo Luppino, Jr.	Director	March 30, 2016
Carmelo Luppino, Jr.

/s/ Rosario Luppino	Director	March 30, 2016
Rosario Luppino

/s/ Joel P. Paritz	Director	March 30, 2016
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 30, 2016
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 30, 2016
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 30, 2016
Mark Sokolich

/s/ Diane M. Spinner	Director	March 30, 2016
Diane M. Spinner

Exhibit No.		Description
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(C)	Employment Agreement dated as of June 2,2014, between Bank of New Jersey and Michael Lessler*
10.2	(D)	Letter agreement effective July 23, 2015, between Bank of New Jersey and Michael Lessler*
10.3	(A)	Change In Control Agreement dated June 23, 2006 between Bank of New Jersey and Leo Faresich*
10.4	(E)	Agreement and General Release dated December 16, 2015, between Bancorp of New Jersey, Inc. and Diane Spinner*
10.5	(D)	Change of Control Agreement dated April 11, 2014, betweeen Bank of New Jersey and Richard Capone*
10.6	(D)	Termination of Change of Control Agreement dated October 26, 2015, between Bank of New Jersey and Richard Capone*
10.7	(D)	Change of Control Agreement dated June 23, 2006, between Bank of New Jersey and Stephanie Caggiano*
10.8	(A)	2006 Stock Option Plan*
10.9	(A)	Form of Stock Option Award Agreement*
10.10	(F)	2007 Non-Qualified Stock Option Plan For Directors*
10.11	(G)	Form of Stock Option Award Agreement*
10.12	(H)	2011 Equity Incentive Plan*
10.13	(I)	Form of Restricted Stock Award Agreement*
21		Subsidiaries of the Registrant
23		Consent of BDO USA, LLP
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(B)                               Incorporated by reference to exhibit 3.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2011.

(C)                               Incorporated by reference to exhibit 10.1 attached to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2014.

(D)                               Incorporated by reference to the exhibit to registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 16, 2015.

(E)                                Incorporated by reference to exhibit 10.1 attached to registrant’s Current Report on Form 8-K,

filed with the Securities and Exchange Commission on December 18, 2015.

(F)                                 Incorporated by reference to “Exhibit A” to the proxy statement/prospectus included in the registrant’s Registration Statement on Form S-4 (Registration No. 333-141124), filed with the Securities and Exchange Commission on March 7, 2007, as amended by Amendment No. 1 on Form S-4/A, filed on April 27, 2007, and Amendment No. 2 on Form S-4/A, filed on May 15, 2007.

(G)                               Incorporated by reference to exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007.

(H)                              Incorporate by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2011.

(I)                                   Incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2013.