Form 10-K/A
period 2015-12-31
Bancorp of New Jersey, Inc.
filed 2016-04-15
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A Amendment No. 1

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

EXPLANATORY NOTE

Bancorp of New Jersey, Inc. is filing this Amendment No. 1 to amend its Annual Report on Form 10-K for the year ended December 31, 2015. Registrant is not correcting any financial information reported in its consolidated balance sheets or statements of income, comprehensive income, stockholders’ equity or cash flows, and is not updating any information included in the Form 10-K filed March 30, 2016. This Amendment No. 1 is filed in order to correct, in Part II, Item 7, certain amounts and percentages of its allowance for loan losses attributable to specified loan categories at December 31, 2015; to correct in Part II, Item 8, in Note 3 to Consolidated Financial Statements, the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2015, and certain tabular information about registrant’s impaired loans as of and for the year ended December 31, 2015; and to correct certain other typographical errors and similar items in Part I, Item 1 and Part II, Items 5, 7 and 8.

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

•                  Risks associated with potential business combinations; and

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

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.  The Bank continues to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions.  Our goal remains to establish and retain customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals, and individuals in the local market.  As a locally operated community bank, the Bank seeks to provide superior customer service that is highly personalized, efficient, and responsive to local needs.  To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and to a broader market through the use of mail, telephone, and internet banking.  The Bank strives to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

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

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was required to be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule. On March 19, 2015, the Company’s Board of Directors adopted a resolution to “opt-out” of the inclusion of the components of AOCI in regulatory capital

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

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

At December 31, 2015, the Bank met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 10.95%; its ratio of tier 1 capital to risk-weighted assets of 10.95%; its ratio of total capital to risk-weighted assets of 12.19%; and its leverage ratio of 9.02%.

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

As of December 31, 2015, the Bank had fifteen nonaccrual loans totaling approximately $7.4 million, of which eight loans totaling approximately $3.8 million have specific reserves totaling $347 thousand and seven loans totaling approximately $3.5 million that have no specific reserve. If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $267 thousand for the year ended December 31, 2015.  Within its nonaccrual loans at December 31, 2015, the Bank had four residential mortgage loans, one home equity loan and one commercial real estate mortgage that met the definition of a TDR loan. TDRs are loans where a concession has been granted to a borrower experiencing financial difficulties.  The concession could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2015, one residential mortgage loan with a balance of $248 thousand has a specific reserve of $90 thousand, three residential mortgage, one home equity and one commercial real estate TDR loans with cumulative balances of $ 3.1 million, $859 thousand and $367 thousand respectively, have no specific reserves connected with them.

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

The Bank maintains an external independent loan review auditor.  The loan review auditor performs periodic examinations of selected commercial loans after the Bank has extended credit.  This review process is intended to identify adverse developments in individual credits, regardless of payment history.  The loan review auditor also monitors the integrity of our credit risk rating system. The loan review auditor reports directly to the audit committee of our board of directors and provides the audit committee with reports on asset quality.  The loan review audit reports may be presented to our board of directors by the audit committee for review, as appropriate.

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

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated (dollars in thousands) :

	2015			2014
	Amount	% of ALLL	% of Total Loans	Amount	% of ALLL	% of Total Loans
Balance applicable
Residential and commercial real	$6,138	76.53%	78.92%	$5,298	73.67%	76.95%
Commercial	1.066	13.29%	10.83%	1.128	15.68%	11.86%
Home equity	573	7.14%	9.81%	500	6.95%	10.98%
Consumer	39	0.49%	0.44%	24	0.33%	0.21%
	7,816	97.45%	100.00%	6,950	96.63%	100.00%
Unallocated	204	2.54%		242	3.37%
	$8.020	100.00%		$7,192	100.00%

	2013			2012			2011
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$4,032	69.82%	74.54%	$3,472	68.46%	69.05%	$2,878	64.33%	65.39%
Commercial	969	16.78%	12.20%	1,033	20.37%	14.89%	827	18.48%	15.74%
Home equity	593	10.27%	12.95%	383	7.55%	15.78%	368	8.23%	18.59%
Consumer	26	0.45%	0.31%	24	0.47%	0.28%	21	0.47%	0.28%

	5,620	97.32%	100.00%	4,912	96.85%	100.00%	4,094	91.51%	100.00%
Unallocated reserves	155	2.68%		160	3.15%		380	8.49%

	$5,775	100.00%		$5,072	100.00%		$4,474	100.00%

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

	At or for the year ended December 31,
Selected Fiancial Ratios:	2015	2014	2013
Return on Average Assets (ROA)	0.60%	0.57%	0.79%
Return on Average Equity (ROE)	6.95%	6.49%	8.47%
Equity to Total Assets	8.11%	8.05%	9.16%
Dividend Payout Ratio	31.28%	33.94%	27.27%

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

Cumulative Rate Sensitive Balance Sheet

December 31, 2015

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$2,850	$9,823	$21,536	$70,579	$—	$70,579

Loans	87,445	109,424	164,869	438,654	206,408	645,062

Federal Funds sold and Interest-Bearing Deposits in Banks	72,951	72,951	72,951	72,951	—	72,951
Other Assets	—	—	—	—	14,328	14,328

TOTAL ASSETS	$163,246	$192,198	$259,356	$582,184	$220,736	$802,920

Transaction / Demand Accounts	$34,541	$34,541	$34,541	$34,541	$—	$34,541
Money Market	118,462	118,462	118,462	118,462	—	118,462
Savings Deposits	79,454	79,454	79,454	79,454	—	79,454
Time Deposits	80,882	132,478	234,520	350,363	—	350,363

Borrowed Funds	—	—	—	22,371	4,158	26,529
Other Liabilities	—	—	—	—	120,418	120,418
Equity	—	—	—	—	73,153	73,153

TOTAL LIABILITIES AND EQUITY	$313,339	$364,935	$466,977	$605,191	$197,729	$802,920

Dollar Gap	$(150,093)	$(172,737)	$(207,621)	$(23,007)
Gap / Total Assets	-18.69%	-21.51%	-25.86%	-2.87%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	52.10%	52.67%	55.54%	96.20%

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

Expected Maturity/Principal Repayment

December 31, 2015

(Dollars in thousands)

	Avg. Int. Rate	2016	2017	2018	2019	2020	There- After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.73%	$164,869	$84,903	$58,357	$78,555	$51,970	$206,408	$645,062	$647,926
Securities net of equity securities	1.33%	21,536	3,998	10,918	20,901	13,226	—	70,579	70,579

Fed Funds Sold	0.46%	454	—	—	—	—	—	454	454

Interest-earning cash and time deposits	0.23%	71,497	—	—	—	—	—	71,497	71,497

Interest Rate Sensitive Liabilities :

Interest bearing demand deposits and money market accounts	0.23%	153,003	—	—	—	—	—	153,003	153,003

Savings deposits	0.89%	79,454	—	—	—	—	—	79,454	79,454

Time deposits	1.67%	234,520	53,532	26,831	25,585	9,895	—	350,363	351,877

Borrowed Funds	1.58%	$—	$—	$—	$22,371	$0	$4,158	$26,529	$26,517

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

/s/   BDO USA, LLP

New York, New York

March 30, 2016

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in thousands, except share data)

	2015	2014

Assets

Cash and due from banks	$2,238	$1,218
Interest bearing deposits	71,497	20,386
Federal funds sold	454	456
Total cash and cash equivalents	74,189	22,060

Interest bearing time deposits	1,000	1,000

Securities available for sale	64,750	58,451
Securities held to maturity (fair value $5,829 and $15,921 at December 31, 2015 and 2014, respectively)	5,829	15,923
Restricted investment in bank stock, at cost	2,020	2,162

Loans:	645,062	633,958
Deferred loan fees and costs, net	(381)	(414)
Allowance for loan losses	(8,020)	(7,192)
Net loans	636,661	626,352

Premises and equipment, net	10,500	10,136
Accrued interest receivable	2,305	2,441
Other real estate owned	512	897
Other assets	5,154	4,266
Total assets	$802,920	$743,688

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$117,919	$89,510
Savings and interest bearing transaction accounts	232,456	200,585
Time deposits under $250K	192,560	175,250
Time deposits $250K and over	157,804	183,629
Total deposits	700,739	648,974

Borrowed funds	26,529	32,950
Accrued expenses and other liabilities	2,499	1,870
Total liabilities	729,767	683,794

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,240,241 at December 31, 2015 and 5,369,984 at December 31, 2014	60,509	50,998
Retained earnings	12,940	9,635
Accumulated other comprehensive loss	(296)	(739)
Total stockholders’ equity	73,153	59,894
Total liabilities and stockholders’ equity	$802,920	$743,688

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

Years ended December 31, 2015 and 2014

(Dollars in Thousands)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

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

Comprehensive Income

Comprehensive income consists of net income for the current period and income, expenses, or gains and losses not included in the income statement and which are reported directly as a separate component of equity.  The Company includes the required disclosures in the statements of comprehensive income.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of New York (the “FHLB”) of $1.9 million and $2.1 million and Atlantic Community Bankers Bank, formerly Atlantic Central Bankers Bank (the “ACBB”) of $100 thousand and $100 thousand, as of December 31, 2015 and 2014, respectively.  Federal law requires a member institution of the Federal Home Loan Bank to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2015 and 2014.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2015.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York (“FRB”). At December 31, 2015 and 2014, these reserve balances amounted to $3.4 million and $1.2 million, respectively, and are reflected in interest bearing deposits in banks.

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

Securities with an amortized cost of $31.3 million and a fair value of $31.0 million, respectively, were pledged to secure public funds on deposit at December 31, 2015.  In addition, securities with an amortized cost of $11.2 million and a fair value of $11.1 million were pledged to secure borrowings with the FHLB as of December 31, 2015.  Securities with an amortized cost of $10.4 million and a fair value of $10.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2014.  Securities with an amortized cost of $17.2 million and a fair value of $16.9 million were pledged to secure borrowings with the FHLB as of December 31, 2014.

For the year ended December 31, 2015, the Company sold three securities from its available for sale portfolio.  The Company recognized a loss of approximately $15 thousand from the sale of these securities.

For the year ended December 31, 2014, the Company sold five securities from its available for sale portfolio. The Company recognized a loss of approximately $16 thousand from the sale of those securities.  The Company did not sell any securities from its held to maturity portfolio in 2015 or 2014.

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

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2015 (in thousands):

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	—	(264)	—	—	—	(324)
Recoveries	226	—	2	—	—	—	228
Provision	450	224	200	73	15	(38)	924
Ending balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Ending balance: individually evaluated for impairment	$—	$267	$—	$80	$—	$—	$347
Ending balance: collectively evaluated for impairment	$5,566	$305	$1,066	$493	$39	$204	$7,673

Loan receivables:
Ending balance	$460,396	$48,698	$69,855	$63,308	$2,805	$—	$645,062
Ending balance: individually evaluated for impairment	$842	$4,524	$—	$2,626	$—	$—	$7,992
Ending balance: collectively evaluated for impairment	$459,554	$44,174	$69,855	$60,682	$2,805	$—	$637,070

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2015 and 2014 (in thousands):

2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$450,193	$48,698	$62,367	$57,910	$2,805	$621,973
Special Mention	7,644	—	3,919	4,400	—	15,963
Substandard	2,559	—	3,569	998	—	7,126
Doubtful	—	—	—	—	—	—
	$460,396	$48,698	$69,855	$63,308	$2,805	$645,062

2014	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$429,940	$47,700	$73,174	$66,878	$1,347	$619,039
Special Mention	—	4,100	500	300	—	4,900
Substandard	1,787	4,279	1,500	2,453	—	10,019
Doubtful	—	—	—	—	—	—
	$431,727	$56,079	$75,174	$69,631	$1,347	$633,958

As of December 31, 2015 and 2014 the Company had no accruing loans greater than 90 days delinquent.

The following tables provide information about the Company’s impaired loans as of and for the years ended December 31, 2015 and  2014 (in thousands):

		Unpaid
	Recorded	Principal	Related
2015	Investment	Balance	Allowance
Impaired loans with specific reserves:
Residential mortgages	$3,568	$250	$267
Home equity	278	175	80
	3,846	425	347

Impaired loans with no specific reserves:
Commercial real estate	842	867	—
Residential mortgages	956	4,850	—
Home equity	2,348	2,723	—
	4,146	8,440	—
	$7,992	$8,865	$347

		Unpaid
	Recorded	Principal	Related
2014	Investment	Balance	Allowance
Impaired loans with no specific reserves:
Commercial real estate	$1,787	$1,787	$—
Residential mortgages	4,455	4,543	—
Home equity	2,512	2,613	—
	$8,754	$8,943	$—

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$334	$—
Residential mortgages	3,653	7	94	—
Commercial	—	—	20	—
Home equity	208	5	182	—
	3,861	12	630	—

Impaired loans with no specific reserves:
Commercial real estate	1,024	—	2,796	106
Residential mortgages	807	5	4,561	11
Commercial	3	—	24	5
Home equity	2,379	—	2,097	27
Consumer	—	—	19	—
	4,213	5	9,497	149
	$8,074	$17	$10,127	$149

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

Two of our directors have acted as the Company’s counsel on several loan closings.  During 2015 and 2014 the total cost of such work has been reimbursed by the respective loan customers and totals $259 thousand and $453 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $16 thousand and $30 thousand  for the years ended December 31, 2015 and 2014, respectively.

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

Approximately $451 thousand remains to be expensed over the next 27 months.  At December 31, 2015, 16,250 shares were vested.  During the year ended December 31, 2015, there were no new issuance under the 2011 Plan.  For the years ended December 31, 2015, and 2014, $211 thousand and $250 thousand, respectively, was recorded as compensation expense.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Common equity tier 1 risk-based, capital ratio Tier 1 risk-based capital ratio and Total risk-based capital ratio (as defined in the regulations). In July 2013, the Federal Deposit insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating riskweighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based capital ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015.  As of December 31, 2015 and 2014, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Most of the Company’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2015 and 2014, the Company had outstanding letters of credit to customers totaling $3.7 million and $2.3 million, respectively, whereby the Company guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2015 and 2014, such amounts were deemed not material.

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

Balance Sheets

(in thousands)

	December 31,
	2015	2014
Assets:
Investment in subsidiary, net	$73,153	$59,894
Total assets	$73,153	$59,894

Liabilities and stockholders’ equity:
Stockholders’ equity	$73,153	$59,894
	$73,153	$59,894

Statements of Income and Comprehensive Income

Years ended December 31,

(in thousands)

	2015	2014
Equity in undistributed earnings of subsidiary bank	4,808	3,790
Net income	4,808	3,790

Other comprehensive income	—	—
Comprehensive Income	$4,808	$3,790

Statements of Cash Flow

Years ended December 31,

(in thousands)

	2015	2014
Cash flow from operating activities:
Net income	$4,808	$3,790
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(4,808)	(3,790)
Net cash provided by operating activities:	—	—

Cash flows from investing activites:
Cash dividends received from subsidiary bank	1,498	1,287
Net cash provided by investing activities	1,498	1,287

Cash flows from financing activities:
Cash dividends paid	(1,498)	(1,287)
Net cash provided by financing activities	(1,498)	(1,287)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

Fair value estimates for the Company’s financial instruments are as follows at December 31, 2015 and 2014 (in thousands):

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2015 and 2014.

Cash and Cash Equivalents and Interest Bearing Time Deposits

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations may be adjusted to reflect illiquiditiy and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) would be used to support fair values of certain Level 3 investments, if applicable.

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

Impaired loans

Impaired loans are those for which the Company has measured fair value generally based on the fair value of the loan’s collateral (based on independent third party appraisal) or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

In August 2014 the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The implementation of ASU 2014-14 did not have a material impact on the Company’s financial position or results of operations.

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

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The Company is presently evaluating the potential impact of the adoption of this accounting pronouncement to its financial position or results of operations.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form10-K, the Company’s management including the Chairman of the Board, who was serving as interim Chief Executive Officer and President (and, in such capacity, the Company’s principal executive officer) and the Company’s Senior Vice President and Chief Financial Officer (the Company’s principal financial and accounting officer) evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

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

BANCORP OF NEW JERSEY, INC.

By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive Officer)

BANCORP OF NEW JERSEY, INC.

By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated : April 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerald A. Calabrese, Jr.	Chairman	April 15, 2016
Gerald A. Calabrese, Jr.

/s/ Albert L. Buzzetti	Vice Chairman	April 15, 2016
Albert L. Buzzetti

/s/ Nancy E. Graves	Director, President & Chief Executive Officer	April 15, 2016
Nancy E. Graves

/s/ Michael Bello	Director	April 15, 2016
Michael Bello

/s/ Jay Blau	Director	April 15, 2016
Jay Blau

/s/ Stephen Crevani	Director	April 15, 2016
Stephen Crevani

/s/ John K. Daily	Director	April 15, 2016
John K. Daily

/s/ Anthony M. Lo Conte	Director	April 15, 2016
Anthony M. Lo Conte

/s/ Carmelo Luppino, Jr.	Director	April 15, 2016
Carmelo Luppino, Jr.

/s/ Rosario Luppino	Director	April 15, 2016
Rosario Luppino

/s/ Joel P. Paritz	Director	April 15, 2016
Joel P. Paritz

/s/ Christopher M. Shaari	Director	April 15, 2016
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	April 15, 2016
Anthony Siniscalchi

/s/ Mark Sokolich	Director	April 15, 2016
Mark Sokolich

/s/ Diane M. Spinner	Director	April 15, 2016
Diane M. Spinner

Exhibit No.		Description
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.1	(C)	Employment Agreement dated as of June 2,2014, between Bank of New Jersey and Michael Lessler*
10.2	(D)	Letter agreement effective July 23, 2015, between Bank of New Jersey and Michael Lessler*
10.3	(A)	Change In Control Agreement dated June 23, 2006 between Bank of New Jersey and Leo Faresich*
10.4	(E)	Agreement and General Release dated December 16, 2015, between Bancorp of New Jersey, Inc. and Diane Spinner*
10.5	(D)	Change of Control Agreement dated April 11, 2014, betweeen Bank of New Jersey and Richard Capone*
10.6	(D)	Termination of Change of Control Agreement dated October 26, 2015, between Bank of New Jersey and Richard Capone*
10.7	(D)	Change of Control Agreement dated June 23, 2006, between Bank of New Jersey and Stephanie Caggiano*
10.8	(A)	2006 Stock Option Plan*
10.9	(A)	Form of Stock Option Award Agreement*
10.10	(F)	2007 Non-Qualified Stock Option Plan For Directors*
10.11	(G)	Form of Stock Option Award Agreement*
10.12	(H)	2011 Equity Incentive Plan*
10.13	(I)	Form of Restricted Stock Award Agreement*
21		Subsidiaries of the Registrant
23		Consent of BDO USA, LLP
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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