Form 10-Q
period 2016-03-31
Bancorp of New Jersey, Inc.
filed 2016-05-16
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  May 4, 2016 there were 6,240,041 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2016	December 31, 2015

ASSETS

Cash and due from banks	$1,646	$2,238
Interest bearing deposits	59,433	71,497
Federal funds sold	453	454
Total cash and cash equivalents	61,532	74,189

Interest bearing time deposits	1,000	1,000

Securities available for sale	61,080	64,750
Securities held to maturity (fair value approximates $5,396 and $5,829 at March 31, 2016 and December 31, 2015, respectively)	5,396	5,829
Restricted investment in bank stock, at cost	1,947	2,020

Loans receivable	652,293	645,062
Deferred loan fees and unamortized costs, net	(399)	(381)
Less: allowance for loan losses	(8,076)	(8,020)
Net loans	643,818	636,661
Premises and equipment, net	11,345	10,500
Accrued interest receivable	2,425	2,305
Other real estate owned	512	512
Other assets	4,839	5,154
TOTAL ASSETS	$793,894	$802,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$121,180	$117,919
Savings and interest bearing transaction accounts	244,503	232,456
Time deposits under $250	179,915	192,560
Time deposits $250 and over	146,705	157,804
Total deposits	692,303	700,739
Borrowed funds	24,908	26,529
Accrued interest payable and other liabilities	2,334	2,499
TOTAL LIABILITIES	719,545	729,767

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,240,241 and 6,240,241 at March 31, 2016 and December 31, 2015, respectively	60,561	60,509
Retained earnings	13,858	12,940
Accumulated other comprehensive loss	(70)	(296)
Total stockholders’ equity	74,349	73,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$793,894	$802,920

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015

INTEREST INCOME
Loans, including fees	$7,753	$7,569
Securities	218	229
Federal funds sold and other	91	25
TOTAL INTEREST INCOME	8,062	7,823

INTEREST EXPENSE
Time deposits	1,384	1,525
Savings and money markets	351	297
Borrowed funds	101	126
TOTAL INTEREST EXPENSE	1,836	1,948

NET INTEREST INCOME	6,226	5,875
Provision for loan losses	300	370
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,926	5,505
NON-INTEREST INCOME
Fees and service charges on deposit accounts	84	48
Loss on sale of securities	—	(5)
TOTAL NON-INTEREST INCOME	84	43

NON-INTEREST EXPENSE
Salaries and employee benefits	1,992	1,812
Occupancy and equipment expense	701	740
Data processing	283	235
FDIC premiums and related expenses	269	120
Professional fees	251	166
Legal fees	36	135
Other real estate owned related expenses	3	168
Other expenses	456	452
TOTAL NON-INTEREST EXPENSE	3,991	3,828
Income before provision for income taxes	2,019	1,720
Income tax expense	727	596
Net income	1,292	1,124

PER SHARE OF COMMON STOCK
Basic	$0.21	$0.20
Diluted	$0.21	$0.20

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2016	2015

Net income	$1,292	$1,124
Other comprehensive income:
Gross unrealized holding gains on securities available for sale, net of deferred income tax expense of $142 and $280, respectively	226	496
Reclassification adjustment for loss on sale of securities, net of tax benefit of $0 and $2, respectively	—	(3)
Other comprehensive income	226	493
Comprehensive income	$1,518	$1,617

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,292	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	370
Write down of other real estate owned	—	160
Deferred tax benefit	(178)	—
Amortization of securities premiums	37	27
Depreciation and amortization	188	149
Stock based compensation	52	54
Accretion of net loan origination fees	18	5
Loss on sale of securities	—	5
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(120)	(57)
Decrease (increase) in other assets	352	(170)
Decrease in other liabilities	(165)	(269)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,776	1,398

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity, net	(2,417)	(2,464)
Proceeds from maturities of securities held to maturity	2,850	7,126
Proceeds from maturities of securities available for sale	4,000	—
Proceeds from sales of securities available for sale	—	2,995
Proceeds from the call of restricted investments in bank stock	73	72
Net increase in loans	(7,475)	(16,517)
Purchases of premises and equipment	(1,033)	(161)
NET CASH USED IN INVESTING ACTIVITIES	(4,002)	(8,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(8,436)	30,062
Net decrease in borrowed funds	(1,621)	(1,596)
Net proceeds from the sale of common stock through the private placement	—	9,297
Dividends	(374)	(374)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,431)	37,389

Net (decrease) increase in cash and cash equivalents	(12,657)	29,838
Cash and cash equivalents, beginning of year	74,189	22,060
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,532	$51,898

Supplemental information:
Cash paid during the period for:
Interest	$1,900	$1,927
Income taxes	$858	$915

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

Note 2.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  This plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2016, incentive stock options to purchase 209,900 shares have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 159,700 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at March 31, 2016 and accordingly no unrecognized share based compensation expense.  Under the 2006 Stock Option Plan, no options were granted, exercised, or forfeited during the first three months of 2016.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2016, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan and approximately 331,334 were outstanding at March 31, 2016.  No options were granted, exercised or forfeited during the first three months of 2016.

Under the 2007 Director Plan, there were no unvested options at March 31, 2016 and accordingly no unrecognized share based compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, no share based compensation expense was recognized for the three months ended March 31, 2016 and 2015.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2016.  This amount changes based on the changes in the market value in the Company’s common stock.

The aggregate intrinsic value of options outstanding as of March 31, 2016 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $538 thousand.

The aggregate intrinsic value of options outstanding as of March 31, 2015 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $303 thousand.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan ( the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  During the quarter ended March 31, 2016, no shares of common stock were issued or forfeited under the 2011 Plan.  For the three months ended March 31, 2016 and 2015, $52,000 and $54,000, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years.

Note 3.   Earnings Per Share

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

The following schedule shows earnings per share for the three month periods presented:

	For the Quarter Ended
	March 31,
(In thousands except per share data)	2016	2015
Net income applicable to common stock	$1,292	$1,124
Weighted average number of common shares outstanding - basic	6,240	5,659
Basic earnings per share	$0.21	$0.20

Net income applicable to common stock	$1,292	$1,124
Weighted average number of common shares outstanding	6,240	5,659
Effect of dilutive options	13	15
Weighted average number of common shares and common share equivalents- diluted	6,253	5,674
Diluted earnings per share	$0.21	$0.20

Incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 32,250 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended March 31, 2016.

Incentive stock options to purchase 86,900 shares of common stock at a weighted average price of $9.09; and 48,500 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended March 31, 2015.

Note 4.  Securities Available for Sale and Investment Securities

A summary of securities held to maturity and securities available for sale at March 31, 2016 and December 31, 2015 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,396	$—	$—	$5,396
Total securities held to maturity	5,396	—	—	5,396

Securities Available for Sale:
U.S. Treasury obligations	6,484	—	(48)	6,436
Government Sponsored Enterprise obligations	54,710	14	(80)	54,644
Total securities available for sale	61,194	14	(128)	61,080

Total securities	$66,590	$14	$(128)	$66,476

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,829	$—	$—	$5,829
Total securities held to maturity	5,829	—	—	5,829

Securities Available for Sale:
U.S. Treasury obligations	6,512	—	(159)	6,353
Government sponsored enterprise obligations	58,720	—	(323)	58,397
Total securities available for sale	65,232	—	(482)	64,750

Total securities	$71,061	$—	$(482)	$70,579

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses

Securities Available for Sale:
U.S. Treasury obligations	$—	$—	$6,436	$(48)	6,436	(48)
Government Sponsored Enterprise obligations	2,993	(8)	18,427	(72)	21,420	(80)
Total securities available for sale	$2,993	$(8)	$24,863	$(120)	$27,856	$(128)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,354	(159)	6,354	(159)
Government Sponsored Enterprise obligations	15,707	(12)	42,689	(311)	58,396	(323)
Total securities available for sale	15,707	(12)	49,043	(470)	64,750	(482)

Total securities	$15,707	$(12)	$49,043	$(470)	$64,750	$(482)

The amortized cost and fair value of securities held to maturity and securities available for sale at March 31, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,396	$5,396	$15,709	$15,718
After one to five years	—	—	45,485	45,362
Total	$5,396	$5,396	$61,194	$61,080

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

At March 31, 2016, the Company’s available for sale securities portfolio consisted of 22 securities, of which 10 were in an unrealized loss position for more than twelve months. No OTTI charges were recorded during the three months ended March 31, 2016. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $31.3 million and a fair value of $31.2 million, were pledged to secure public funds on deposit at March 31, 2016.  Securities with an amortized cost of $31.3 million and a fair value of $31.0 million, were pledged to secure public funds on deposit at December 31, 2015.

During the first quarter of 2016, the Company did not sell any securities from its available for sale or held to maturity portfolios. During the first quarter of 2015, the Company sold one security from its available for sale portfolio.  It recognized a loss of approximately $5 thousand from this sale.  The Company did not sell any securities from its held to maturity portfolio during the first quarter of 2015.

Note 5.  Loans

The components of the loan portfolio at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Commercial real estate	$476,460	$460,396
Residential mortgages	45,069	48,698
Commercial	66,431	69,855
Home equity	62,221	63,308
Consumer	2,112	2,805

	$652,293	$645,062

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

March 31, 2016	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(90)	—	(154)	—	—	(244)
Recoveries	—	—	—	—	—	—	—
Provisions	187	15	(42)	131	(7)	16	300
Ending balance	$5,753	$497	$1,024	$550	$32	$220	$8,076
Ending balance: individually evaluated for impairment	$—	$175	$—	$5	$—	$—	$180
Ending balance: collectively evaluted for impairment	$5,753	$322	$1,024	$545	$32	$220	$7,896

Loans receivables:
Ending balance	$476,460	$45,069	$66,431	$62,221	$2,112	$—	$652,293
Ending balance: individually evaluted for impairment	831	4,379	—	2,456	—	—	7,666
Ending balance: collectively evaluated for impairment	$475,629	$40,690	$66,431	$59,765	$2,112	$—	$644,627

March 31, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	—	—	—	—	—	(60)
Recoveries	—	—	—	—	—	—	—
Provisions	288	187	31	(164)	(4)	32	370
Ending balance	$5,178	$535	$1,159	$336	$20	$274	$7,502

December 31, 2015
Ending balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Ending balance: individually evaluated for impairment	$—	$267	$—	$80	$—	$—	$347
Ending balance: collectively evaluted for impairment	$5,566	$305	$1,066	$493	$39	$204	$7,673

Loans receivables:
Ending balance	$460,396	$48,698	$69,855	$63,308	$2,805	$—	$645,062
Ending balance: individually evaluted for impairment	842	4,524	—	2,626	—	—	$7,992
Ending balance: collectively evaluated for impairment	$459,554	$44,174	$69,855	$60,682	$2,805	$—	$637,070

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$—	$—	$831	$831	$475,629	$476,460	$831
Residential mortgages	1,110	—	3,850	4,960	40,109	45,069	3,850
Commercial	—	—	—	—	66,431	66,431	—
Home equity	—	475	2,353	2,828	59,393	62,221	2,353
Consumer	—	—	—	—	2,112	2,112	—
Total	$1,110	$475	$7,034	$8,619	$643,674	$652,293	$7,034

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$402	$—	$842	$1,244	$459,152	$460,396	$842
Residential mortgages	428	—	3,992	4,420	44,278	48,698	3,992
Commercial	—	—	—	—	69,855	69,855	—
Home equity	—	475	2,522	2,997	60,311	63,308	2,522
Consumer	—	—	—	—	2,805	2,805	—
Total	$830	$475	$7,356	$8,661	$636,401	$645,062	$7,356

The Company had no loans greater than ninety days delinquent and accruing interest.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three-month periods ended March 31, 2016 and 2015, the gross interest income that would have been recorded in such periods would have been approximately $48 thousand and $95 thousand, respectively.  The amount of interest income on those loans that was included in net income for the three-month periods ended March 31, 2016 and 2015 was $0.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$468,516	$45,069	$58,964	$56,352	$2,112	$631,013
Special Mention	4,090	—	3,898	4,871	—	12,859
Substandard	3,854	—	3,569	998	—	8,421
Doubtful	—	—	—	—	—	—
Total	$476,460	$45,069	$66,431	$62,221	$2,112	$652,293

December 31, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$450,193	$48,698	$62,367	$57,910	$2,805	$621,973
Special Mention	7,644	—	3,919	4,400	—	15,963
Substandard	2,559	—	3,569	998	—	7,126
Doubtful	—	—	—	—	—	—
Total	$460,396	$48,698	$69,855	$63,308	$2,805	$645,062

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Residential mortgage	$3,269	$3,795	$175
Home equity	$103	$103	$5
Total impaired loans with specific reserves	3,372	3,898	180

Impaired loans with no specific reserves:
Commercial real estate	831	856	—
Residential mortgage	1,110	1,290	—
Home equity	2,353	2,614	—
Total impaired loans with no specific reserves	4,294	4,760	—
Total impaired loans	$7,666	$8,658	$180

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Residential mortgages	$3,568	$4,055	$267
Home equity	$278	$175	$80
	3,846	4,230	347

Impaired loans with no specific reserves:
Commercial real estate	842	867	—
Residential mortgages	956	1,045	—
Home equity	2,348	2,723	—
	4,146	4,635	—
	$7,992	$8,865	$347

The following table provides information about the Company’s impaired loans and related amounts recorded in the allowance for loan losses for the three month periods ended March 31, 2016 and 2015  (in thousands):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with specific reserves:
Residential mortgage	$3,294	—	$1,053	—
Home equity	103	—	—	—
Total impaired loans with specific reserves	3,397	—	1,053	—

Impaired loans with no specific reserves:
Commercial real estate	837	—	1,767	—
Residential mortgage	1,157	—	3,243	—
Home equity	2,438	—	2,505	—
Total impaired loans with no specific reserves	4,432	—	7,515	—
Total impaired loans	$7,829	$—	$8,568	$—

Troubled debt restructuring loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.

The following table summarizes information in regards to TDRs by loan portfolio class as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$529	2	$3,325	4	$3,854
Commercial real estate	—	—	356	1	356
Home equity	103	2	847	1	950
	$632	4	$4,528	6	$5,160

December 31, 2015	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$532	2	$3,468	4	$4,000
Commercial real estate	—	—	367	1	367
Home equity	104	2	859	1	963
	$636	4	$4,694	6	$5,330

During the three months ended March 31, 2016 and 2015, there were no new TDRs that occurred.

During the three months ended March 31, 2016 and 2015, there were no defaults of loans modified in troubled debt restructurings during the previous twelve months.

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or an in-substance repossession. As of March 31, 2016 and December 31, 2015, we have no foreclosed residential real estate properties as a result of obtaining physical possession. As of March 31, 2016 and December 31, 2015, we had residential mortgage loans and home equity loans with a carrying value of $2.1 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Bank’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2016, the Bank had $3.7 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2016 for guarantees under standby letters of credit issued is not material.

Note 7 — Borrowed Funds

Borrowings may consist of long-term debt fixed rate advances from the Federal Home Loan Bank of New York (“FHLBNY”) as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at March 31, 2016, and December 31, 2015, is as follows (in thousands):

March 31, 2016	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$3,375	1.50%	5	June 2019
Fixed Rate Amortizing Note	5,186	1.51%	5	July 2019
Fixed Rate Amortizing Note	4,955	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,987	2.02%	7	August 2021
Fixed Rate Amortizing Note	7,405	1.48%	5	October 2019

Total FHLB Advances	$24,908	1.58%

December 31, 2015	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$3,621	1.50%	5	June 2019
Fixed Rate Amortizing Note	5,555	1.51%	5	July 2019
Fixed Rate Amortizing Note	5,299	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,158	2.02%	7	August 2021
Fixed Rate Amortizing Note	7,896	1.48%	5	October 2019

	$26,529	1.58%

The Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no borrowings on any of the lines of credit at March 31, 2016 and December 31, 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,436	$—	$6,436	$—
Government Sponsored
Enterprise obligations	54,644	—	54,644	—
Total securities available for sale	$61,080	$—	$61,080	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,353	$—	$6,353	$—
Government sponsored enterprise obligations	58,397	—	58,397	—
Total securities available for sale	$64,750	$—	$64,750	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Impaired Loans	$3,453	—	—	$3,453

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired loans	$258	$—	$—	$258

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

March 31, 2016	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired Loans	$3,453	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% - 47.4% (-8.6)%

			Liquidation Expenses (2)	0% - 12.5% (-9.9)%

December 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$258	Appraisal of Collateral (1)	Appriasal Adjustments (2)	0% - 1.0% (-0.5)%

			Liquidation Expenses (2)	0% - 48.1% (-33.8)%

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2016 and December 31, 2015 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	March 31, 2016		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$61,532	$61,532	$61,532	—	—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	61,080	61,080	—	61,080	—
Securities held to maturity	5,396	5,396	—	5,396	—
Restricted investment in bank stock	1,947	1,947	—	1,947	—
Net loans	643,818	646,314	—	—	646,314
Accrued interest receivable	2,425	2,425	—	2,425	—
Financial liabilities:
Deposits	692,303	683,675	365,683	317,992	—
Borrowed funds	24,908	24,896	—	24,896	—
Accrued interest payable	652	652	—	652	—

			(Level 1)	(Level 2)	(Level 3)
	December 31, 2015		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$74,189	$74,189	$74,189	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	64,750	64,750	—	64,750	—
Securities held to maturity	5,829	5,829	—	5,829	—
Restricted investment in bank stock	2,020	2,020	—	2,020	—
Net loans	636,661	639,525	—	—	639,525
Accrued interest receivable	2,305	2,305	—	2,305	—
Financial liabilities:
Deposits	700,739	702,593	350,375	352,218	—
Borrowed funds	26,529	26,517	—	26,517	—
Accrued interest payable	716	716	—	716	—

Cash and Cash Equivalents and Interest Bearing Time Deposits

The carrying amounts reported in the balance sheet for cash and cash equivalents, and interest bearing time deposits approximate those assets’ fair values.

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

Limitation

The preceding fair value estimates were made at March 31, 2016 and December 31, 2015 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2016 and December 31, 2015, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 9. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016.

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

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2015 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

Critical Accounting Policies, Judgments and Estimates

Our financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or future periods.  Financial assets and liabilities required to be recorded at, or adjusted to reflect, fair value require the use of estimates, assumptions, and judgments.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our financial condition and results of operations.

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

Results of Operations

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

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

Net Income

Net income for the first quarter of 2016 was $1.3 million, compared to $1.1 million for the first quarter of 2015, representing an increase of approximately 14.9%. The increase in the first quarter net income resulted from an increase in interest income on higher average loans, lower interest expense driven by lower cost deposits and a decrease in the provision for loan losses offset by increases in income taxes and non-interest expense.  On a per share basis, basic and diluted earnings per share increased $0.01 for the first quarter of 2016 to $0.21 compared to $0.20 per share for the first quarter in 2015.

Net Interest Income

Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2016, the growth in net interest income was powered primarily by increased interest income from loans and interest on federal funds.  Interest income on loans increased by $184 thousand in the first three months of 2016, as compared to the same period last year.  This increase in income was due to a $2.7 million increase in the average balance of loans during the quarter ended March 31, 2016, up to $649.4 million as compared to the first quarter of 2015 average loan balance of $646.7 million. Yield on loans increased slightly from 4.74% for the three months ended March 31, 2015 up to 4.80% for the three months ended March 31, 2016, an increase of 6 basis points.  Interest expense  decreased by $112 thousand for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015, due to a  decrease in the average balance of  time deposits of $29 million, to $343 million during the quarter ended March 31, 2016 from $372 million during the quarter ended March 31, 2015.  The average interest rate paid on interest bearing deposits also decreased  to 1.17% for the quarter ended March 31, 2016, from  1.24% for the same period last year, a 7 basis point drop.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $300 thousand for the three months ended March 31, 2016 as compared to $370 thousand for the three months ended March 31, 2015.

Non-interest Income

Non-interest income consists primarily of service fees received from deposit accounts. Non-interest income increased by $41 thousand to $84 thousand for the three months ended March 31, 2016 from $43 thousand for the three months ended March 31, 2015.

Non-interest Expense

Non-interest expense grew to $4.0 million during the first quarter of 2016 compared to $3.8 million in the first quarter of 2015, an increase of approximately $163 thousand.  This increase was due in most part to increases in salaries and employee benefits and FDIC assessment expense of $180 thousand and $149 thousand, respectively, which were partially offset by a decrease of $165 thousand in OREO related expense.  The increase in salaries and employee benefits was primarily due to general increases in staff, salaries and benefits. The bank recorded OREO property write downs of $160 thousand in the first quarter of 2015 versus none in the first quarter of 2016.

Income Tax Expense

The income tax provision increased $131 thousand to $727 thousand for the quarter ended March 31, 2016, as compared to $596 thousand for the quarter ended March 31, 2015.  The increase in the income tax expense for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015 was due primarily to the increase in the Company’s pre-tax income of $299 thousand.  The effective tax rate for the first quarter of 2016 was 36.0% compared to 34.7% for the first quarter of 2015.

FINANCIAL CONDITION

Total consolidated assets decreased $9.0 million, or approximately  1.1%, from $802.9 million at December 31, 2015 to $793.9 million at March 31, 2016.  Cash and cash equivalents decreased by $ 12.7 million to $61.5 million at March 31, 2016 from $ 74.2 million at December 31, 2015.  Loans receivable, or “total loans,” increased from $645.1 million at December 31, 2015 to $652.3 million at March 31, 2016, an increase of approximately $7.2 million, or  1.1%.  Total deposits  decreased from $700.7 million at December 31, 2015 to $ 692.3 million at March 31, 2016, a  decrease of $ 8.4 million, or approximately  1.2%.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 1.1% to reach $652.3 million at March 31, 2016 from $645.1 million at December 31 2015.  Commercial real estate mortgages increased $16.1 million during the three months ended March 31, 2016 as compared to December 31, 2015,  the increase was partially offset  by decreases in commercial loans, residential mortgages, home equity loans and consumer loans of $3.4 million, $3.6 million, $1.1 million and $693 thousand respectively.  We believe that we will continue to have opportunities for loan growth within the Bergen County market of northern New Jersey, due in part, to our customer service and competitive rate structures.

Our loan portfolio consists of commercial and residential real estate loans, commercial loans, consumer loans and home equity loans.  Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property.  Consumer loans and home equity loans, are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being owned or being purchased.

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

For more information on the loan portfolio, see Note 5 in Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.

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

As of March 31, 2016 the Bank had  fourteen nonaccrual loans totaling approximately $7.0 million, of which  two loans totaling approximately $2.7 million had specific reserves of $143 thousand and twelve loans totaling approximately $4.3 million had no specific reserve.  If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month period ended March 31, 2016, the gross interest income that would have been recorded in such period would have been approximately $48 thousand.

Within its nonaccrual loans at March 31, 2016, the Bank had  four residential mortgage loans,  one home equity loan and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  TDRs are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, a combination of these concessions or other actions to maximize collection.  At March 31, 2016, nonaccrual TDR loans had an outstanding balance of $4.5 million and had specific reserves of $180 thousand connected with them.   Two residential mortgage loans and two  home equity loans, classified as TDRs, totaling $528 thousand, and $103 thousand, respectively, are performing in accordance with their modified terms.

During the first quarter of 2016 and 2015, there were no new TDR loans.

As a community bank, our market area is concentrated in Bergen County, New Jersey, and as a result we have a concentration of loans collateralized by real estate, primarily in our market area at March 31, 2016 and December 31, 2015.

Investment Securities

Securities held as available for sale (“AFS”) were $61.1 million at March 31, 2016 compared to $64.8 million at December 31, 2015.

Deposits

Deposits remain our primary source of funds.  Total deposits decreased to $692.3 million at March 31, 2016 from $700.7 million at December 31, 2016, a decrease of $8.4 million, or 1.2%.  Time deposits, decreased by $23.7 million while savings and interest bearing transaction accounts increased by $12.0 million. Noninterest bearing deposits increased by $3.3 million during the first quarter of 2016.  The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

At March 31, 2016 borrowings consisted of long term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  The long term advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At March 31, 2016 and December 31, 2015, the Bank had outstanding borrowings of $24.9 million and $26.5 million, respectively, with the FHLBNY.

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

Our total deposits equaled $692.3 million and $700.7 million, respectively, at March 31, 2016 and December 31, 2015.    Cash and cash equivalents  decreased from $74.2 million on December 31, 2015 to $61.5  million on March 31, 2016.   The decrease in cash is a result of deposits outflow of approximately $8.4 million and loan growth of $7.2 million for the quarter ended March 31, 2016 as compared to December 31, 2015.

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

As of March 31, 2016, we had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at March 31, 2016.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.  At March 31, 2016, we have $ 24.9 million of borrowed funds from the FHLBNY.

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

Capital Resources

A significant measure of the strength of a financial institution is its capital base.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period, increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to Risk Weighted Assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2016, the applicable minimum ratios, the applicable minimum required based on the Phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	March 31, 2016	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.01%	4.50%	5.125%	6.50%
Tier 1 Capital Ratio	11.01%	6.00%	6.625%	8.00%
Total Capital Ratio	12.25%	8.00%	8.625%	10.00%

Leverage Ratio	9.14%	4.00%	N/A	5.00%

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

As of March 31, 2016, the Company’s management including the Chief Executive Officer and President (our Principal Executive Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2016, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date:May 16, 2016	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*              Management compensatory plan, contract or arrangement.