Form 10-Q
period 2016-06-30
Bancorp of New Jersey, Inc.
filed 2016-08-12
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  August 1, 2016 there were 6,300,041 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	June 30, 2016	December 31, 2015

ASSETS

Cash and due from banks	$3,982	$2,238
Interest bearing deposits	82,815	71,497
Federal funds sold	453	454
Total cash and cash equivalents	87,250	74,189

Interest bearing time deposits	1,000	1,000

Securities available for sale	58,680	64,750
Securities held to maturity (fair value approximates $5,096 and $5,829, at June 30, 2016 and December 31, 2015, respectively)	5,096	5,829
Restricted investment in bank stock, at cost	2,580	2,020

Loans receivable	654,882	645,062
Deferred loan fees and unamortized costs, net	(437)	(381)
Less: allowance for loan losses	(8,226)	(8,020)
Net loans	646,219	636,661
Premises and equipment, net	12,375	10,500
Accrued interest receivable	2,271	2,305
Other real estate owned	614	512
Other assets	5,311	5,154
TOTAL ASSETS	$821,396	$802,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing	$146,399	$117,919
Savings and interest bearing transaction accounts	250,484	232,456
Time deposits under $250K	163,757	192,560
Time deposits $250K and over	144,521	157,804
Total deposits	705,161	700,739
Borrowed funds	38,281	26,529
Accrued interest payable and other liabilities	2,527	2,499
TOTAL LIABILITIES	745,969	729,767

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,267,041 and 6,240,241 at June 30, 2016 and December 31, 2015, respectively	60,922	60,509
Retained earnings	14,512	12,940
Accumulated other comprehensive loss	(7)	(296)
Total stockholders’ equity	75,427	73,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$821,396	$802,920

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2016	2015

INTEREST INCOME
Loans, including fees	$7,467	$7,844
Securities	198	219
Federal funds sold and other	109	40
TOTAL INTEREST INCOME	7,774	8,103

INTEREST EXPENSE
Savings and interest bearing transaction accounts	373	306
Time deposits	1,238	1,618
Borrowed funds	115	119
TOTAL INTEREST EXPENSE	1,726	2,043

NET INTEREST INCOME	6,048	6,060
Provision for loan losses	150	413
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,898	5,647
NON-INTEREST INCOME
Fees and service charges	105	94
Losses on sales of securities	—	(10)
TOTAL NON-INTEREST INCOME	105	84

NON-INTEREST EXPENSE
Salaries and employee benefits	2,201	1,910
Occupancy and equipment expense	647	741
FDIC premiums and related expenses	270	159
Legal fees	98	45
Other real estate owned expenses	69	9
Professional fees	189	237
Data processing	289	241
Other expenses	657	431
TOTAL NON-INTEREST EXPENSE	4,420	3,773
Income before provision for income taxes	1,583	1,958
Income tax expense	552	664
Net income	$1,031	$1,294

PER SHARE OF COMMON STOCK
Basic	$0.17	$0.21
Diluted	$0.16	$0.21

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  INCOME

(in thousands, except per share data)

	For the Six Months Ended June 30,
	2016	2015

INTEREST INCOME
Loans, including fees	$15,220	$15,412
Securities	415	448
Federal funds sold and other	201	65
TOTAL INTEREST INCOME	15,836	15,925

INTEREST EXPENSE
Savings and interest bearing transaction accounts	724	603
Time deposits	2,622	3,142
Borrowed funds	216	245
TOTAL INTEREST EXPENSE	3,562	3,990

NET INTEREST INCOME	12,274	11,935
Provision for loan losses	450	783
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,824	11,152
NON-INTEREST INCOME
Fees and service charges	190	142
Losses on sales of securities	—	(15)
TOTAL NON-INTEREST INCOME	190	127

NON-INTEREST EXPENSE
Salaries and employee benefits	4,193	3,722
Occupancy and equipment expense	1,348	1,481
FDIC premiums and related expenses	539	279
Legal fees	134	180
Other real estate owned expenses	72	177
Professional fees	440	403
Data processing	572	476
Other expenses	1,113	883
TOTAL NON-INTEREST EXPENSE	8,411	7,601
Income before provision for income taxes	3,603	3,678
Income tax expense	1,280	1,260
Net income	$2,323	$2,418

PER SHARE OF COMMON STOCK
Basic	$0.37	$0.41
Diluted	$0.37	$0.41

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,
	2016	2015

Net income	$1,031	$1,294
Other comprehensive income (loss)
Unrealized holding (losses) gains on securities available for sale, net of deferred income tax benefit (expense) of $(39) and $131, respectively	63	(232)
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $0 and $4, respectively	—	(6)
Comprehensive income	$1,094	$1,068

	For the Six Months Ended June 30,
	2016	2015

Net income	$2,323	$2,418
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $(181) and $(149), respectively	289	255
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $0 and $6, respectively	—	(9)
Comprehensive income	$2,612	$2,682

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,323	$2,418
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	450	783
Amortization of securities premiums	39	54
Deferred tax benefit	(458)	(571)
Depreciation and amortization	334	302
Stock based compensation	133	106
(Amortization) accretion of net loan origination fees	56	(18)
Loss on sale of securities	—	15
Write down of other real estate owned	56	166
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	34	98
Decrease in other assets	121	432
Increase in accrued interest payable and other liabilities	28	73
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,116	3,858

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(12,000)	(3,998)
Purchases of securities held to maturity	(5,096)	(4,567)
Purchases of restricted investment in bank stock	(706)	(171)
Proceeds from maturities of securities held to maturity	5,829	11,775
Proceeds from sales of securities available for sale	—	6,985
Proceeds from maturities/calls of securities available for sale	18,500	—
Proceeds from call of restricted investment in bank stock	145	168
Net increase in loans	(10,222)	(17,713)
Purchases of premises and equipment	(2,209)	(280)
NET CASH USED IN INVESTING ACTIVITIES	(5,759)	(7,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,422	51,031
Net increase (decrease) in borrowed funds	11,752	(3,198)
Dividends	(750)	(749)
Proceeds from the sale of common stock through the private placement	—	9,280
Proceeds from the exercise of options	280	20
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,704	56,384

Net increase in cash and cash equivalents	13,061	52,441
Cash and cash equivalents, beginning of year	74,189	22,060
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,250	$74,501

Supplemental information:
Cash paid during the period for:
Interest	$3,680	$3,929
Income taxes	$1,708	$1,416

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$158	$—

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

Organization

The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Bank is a community bank which provides a full range of banking services to individuals and corporate customers primarily in New Jersey.  Both the Company and the Bank are subject to competition from other financial institutions.  The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.  The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.  The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions.  The Bank continues to focus on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in its market area.  As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve its customers and expand its market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone and internet banking.  The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

Note 2. Stockholders’ Equity and Related Transactions

During the six months ended June 30, 2016, options to purchase 30,800 shares of common stock at a price $9.09 per share were exercised for a total price of $279,972. Additionally, 4,000 shares of restricted common stock were cancelled during the six months ended June 30, 2016.

During the six months ended June 30, 2015, the Company closed on a private placement of approximately $9.5 million (net of expenses, approximately $9.3 million) or 868,057 shares of its common stock at a price of $10.95 per share. The shares of common stock were offered and were sold in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. Each of the investors in the private placement was a member of the Company’s board of directors or related party. The Company contributed the proceeds of the private placement to the Bank.

Note 3.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock. At June 30, 2016, incentive stock options to purchase 186,500 shares, net of forfeitures, have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 105,500 shares were outstanding.

Under the 2006 Stock Option Plan, there were no unvested options at June 30, 2016 and accordingly no unrecognized share based compensation expense. Under the 2006 Stock Option Plan, no options were granted during the first six months of 2016. During the six months ended June 30, 2016 options to purchase 30,800 shares were exercised and 23,400 options were forfeited.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30, 2016, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan and approximately 331,334 were outstanding at June 30, 2016.   No options were granted, exercised or forfeited through the 2007 Director Plan during the first six months of 2016.

Under the 2007 Director Plan, there were no unvested options at June 30, 2016 and no unrecognized compensation expense.

In connection with both the 2006 Stock Option Plan and the 2007 Director Plan, no share based compensation expense was recognized for the three months and six months ended June 30, 2016 and 2015, respectively.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.

The aggregate intrinsic value of options outstanding as of June 30, 2016 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $194 thousand.

The aggregate intrinsic value of options outstanding as of June 30, 2015 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $214 thousand.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options. At June 30, 2016, there were 109,718 shares issued to employees of the Company under the 2011 Plan.

During the three and six months ended June 30, 2016, no shares of common stock were issued and 4,000 shares of common stock were forfeited under the 2011 Plan.  For the three months ended June 30, 2016 and 2015, $80 thousand and $52 thousand, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years. For the six months ended June 30, 2016 and 2015, $133 and $106, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years. At June 30, 2016, there were a total of approximately 32,250 shares of unvested restricted stock and approximately $408 thousand of compensation expense which will be recorded over the next two years.

During the six months ended June 30, 2016, the Company granted 30,000 Non-Qualified Stock Options (NQO) to an executive of the Company.  The fair value of the 30,000 NQOs granted was $2.92 per NQO on the date of grant. The fair value of the NQOs was determinded using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.07% and expected lives of 10 years.   One third of the NQO granted, or 10,000 NQOs vested immedialty, with the remaining 20,000 NQOs vesting over a two year period. No NQOs were exercised or forfeited during the first six months of 2016 under the 2011 Plan.

Under the 2011 Plan, there were 20,000 unvested options at June 30, 2016 and $53 thousand in unrecognized compensation expense. For the three and six months ended June 30, 2016 and 2015, $34 thousand and $0, respectively, was recorded as expense for NQOs that has been issued through the 2011 Plan.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock. The aggregate intrinsic value of NQOs outstanding as of June 30, 2016 and 2015 under the 2011 Plan was approximately $4 thousand and $0, respectively.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2016	2015
Net income applicable to common stock	$1,031	$1,294
Weighted average number of common shares outstanding - basic	6,245	6,240
Basic earnings per share	$0.17	$0.21

Net income applicable to common stock	$1,031	$1,294
Weighted average number of common shares outstanding	6,245	6,240
Effect of dilutive options	10	17
Weighted average number of common shares and common share equivalents- diluted	6,255	6,257
Diluted earnings per share	$0.16	$0.21

Incentive stock options to purchase 49,500 shares of common stock at a weighted average price of $9.09; and 32,250 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended June 30, 2016. Incentive stock options to purchase 56,000 shares of common stock at a weighted average price of $11.50, non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 30,000 shares of common stock at a weighted average price of $11.23 were not included in the computation of diluted earnings per share for the three months ended June 30, 2016, because they were anti-dilutive.

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

The following table shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2016	2015
Net income applicable to common stock	$2,323	$2,418
Weighted average number of common shares outstanding - basic	6,243	5,951
Basic earnings per share	$0.37	$0.41

Net income applicable to common stock	$2,323	$2,418
Weighted average number of common shares outstanding	6,243	5,951
Effect of dilutive options	9	16
Weighted average number of common shares and common share equivalents- diluted	6,252	5,967
Diluted earnings per share	$0.37	$0.41

Incentive stock options to purchase 49,500 shares of common stock at a weighted average price of $9.09; and 32,250 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended June 30, 2016. Incentive stock options to purchase 56,000 shares of common stock at a weighted average price of $11.50, non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 30,000 shares of common stock at a weighted average price of $11.23 were not included in the computation of diluted earnings per share for the six months ended June 30, 2016, because they were anti-dilutive.

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

Note 5.  Securities Available for Sale and Hold to Maturity Securities

A summary of securities held to maturity and securities available for sale at June 30, 2016 and December 31, 2015 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,096	$—	$—	$5,096
Total securities held to maturity	5,096	—	—	5,096

Securities Available for Sale:
U.S. Treasury obligations	6,456	—	(3)	6,453
Government sponsored enterprise obligations	52,236	16	(25)	52,227
Total securities available for sale	58,692	16	(28)	58,680

Total securities	$63,788	$16	$(28)	$63,776

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,829	$—	$—	$5,829
Total securities held to maturity	5,829	—	—	5,829

Securities Available for Sale:
U.S. Treasury obligations	6,512	—	(159)	6,353
Government sponsored enterprise obligations	58,720	—	(323)	58,397
Total securities available for sale	65,232	—	(482)	64,750

Total securities	$71,061	$—	$(482)	$70,579

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligations	$—	$—	$6,453	$(3)	$6,453	$(3)
Government sponsored enterprise obligations	12,026	(12)	6,986	(13)	19,012	(25)
Total securities available for sale	$12,026	$(12)	$13,439	$(16)	$25,465	$(28)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses

Securities Available for Sale:
U.S. Treasury obligation	—	—	6,354	(159)	6,354	(159)
Government sponsored enterprise obligations	15,707	(12)	42,689	(311)	58,396	(323)
Total securities available for sale	15,707	(12)	49,043	(470)	64,750	(482)

Total securities	$15,707	$(12)	$49,043	$(470)	$64,750	$(482)

The amortized cost and fair value of securities held to maturity and securities available for sale at June 30, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,096	$5,096	$23,736	$23,736
After one to five years	—	—	34,956	34,944
Total	$5,096	$5,096	$58,692	$58,680

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

At June 30, 2016, the Company’s available for sale securities portfolio consisted of twenty securities, of which five were in an unrealized loss position for more than twelve months and three were in a loss position for less than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2016.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $34 million and a fair value of $34 million, respectively, were pledged to secure public funds on deposit at June 30, 2016. Securities with an amortized cost of $31.3 million and a fair value of $31.0 million, respectively, were pledged to secure public funds on deposit at December 31, 2015.

During the three and six months ended June 30, 2016, the Company did not sell securities from its available for sale or held to maturity portfolios. During the three months ended June 30, 2015, the Company sold two securities from its available for sale portfolio and recognized a loss of approximately $10 thousand.  For the six months ended June 30, 2015, the Company sold three securities from its available for sale portfolio and recognized a loss of approximately $15 thousand.  For the three and six months ended June 30, 2015, the Company did not sell any securities from its held to maturity portfolio.

Note 6.   Loans.

The components of the loan portfolio at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015

Commercial real estate	$487,658	$460,396
Residential mortgages	43,123	48,698
Commercial	61,703	69,855
Home equity	61,284	63,308
Consumer	1,114	2,805

	$654,882	$645,062

The Company grants loans primarily to those New Jersey residents and businesses within its local trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.

The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and that an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and  for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Beginning Balance	$5,753	$497	$1,024	$550	$32	$220	$8,076
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	—	—	1	—	—	—	1
Provisions	113	(203)	75	(25)	(15)	205	150
Transfer	—	—	—	—	—	—	—
Ending balance	$5,866	$294	$1,100	$524	$17	$425	$8,226
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluted for impairment	$5,866	$294	$1,100	$524	$17	$425	$8,226

Loans receivables:
Ending balance	$487,658	$43,123	$61,703	$61,284	$1,114	$—	$654,882
Ending balance: individually evaluted for impairment	824	4,140	—	3,179	—	—	8,143
Ending balance: collectively evaluated for impairment	$486,834	$38,983	$61,703	$58,105	$1,114	$—	$646,739

	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Beginning Balance	$5,178	$535	$1,159	$336	$20	$274	$7,502
Charge-offs	—	—	(229)	—	—	—	(229)
Recoveries	191	—	1	—	—	—	192
Provisions	322	105	49	207	4	(274)	413
Ending balance	$5,691	$640	$980	$543	$24	$—	$7,878

December 31, 2015
Allowance for loan losses:
Ending balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Ending balance: individually evaluated for impairment	$—	$267	$—	$80	$—	$—	$347
Ending balance: collectively evaluated for impairment	$5,566	$305	$1,066	$493	$39	$204	$7,673

Loans receivables:
Ending balance	$460,396	$48,698	$69,855	$63,308	$2,805	$—	$645,062
Ending balance: individually evaluted for impairment	$842	$4,524	$—	$2,626	$—	$—	$7,992
Ending balance: collectively evaluated for impairment	$459,554	$44,174	$69,855	$60,682	$2,805	$—	$637,070

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the six months ended:

	Commercial	Residential
June 30, 2016	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(90)	—	(155)	—	—	(245)
Recoveries	—	—	1	—	—	—	1
Provisions	300	(188)	33	106	(22)	221	450
Transfer	—	—	—	—	—	—	—
Ending balance	$5,866	$294	$1,100	$524	$17	$425	$8,226

	Commercial	Residential
June 30, 2015	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	—	(229)	—	—	—	(289)
Recoveries	191	—	1	—	—	—	192
Provisions	610	292	80	43	—	(242)	783
Transfer	—	—	—	—	—	—	—
Ending balance	$5,691	$640	$980	$543	$24	$—	$7,878

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015, (in thousands):

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$303	$—	$824	$1,127	$486,531	$487,658	$824
Residential mortgages	—	53	3,618	3,671	39,452	43,123	3,739
Commercial	367	75	—	442	61,261	61,703	—
Home equity	1,630	105	2,802	4,537	56,747	61,284	2,951
Consumer	—	—	—	—	1,114	1,114	—
Total	$2,300	$233	$7,244	$9,777	$645,105	$654,882	$7,514

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans
Commercial real estate	$402	$—	$842	$1,244	$459,152	$460,396	$842
Residential mortgages	428	—	3,992	4,420	44,278	48,698	3,992
Commercial	—	—	—	—	69,855	69,855	—
Home equity	—	475	2,522	2,997	60,311	63,308	2,522
Consumer	—	—	—	—	2,805	2,805	—
Total	$830	$475	$7,356	$8,661	$636,401	$645,062	$7,356

The Company had no loans greater than ninety days delinquent and accruing interest at June 30, 2016 and December 31, 2015.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2016, the gross interest income would have been $43 thousand and $89 thousand, respectively.   If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2015, the gross interest income would have been $103 thousand and $198 thousand, respectively.  Actual interest income recognized on these loans during the three and six months ended June 30, 2016 was $0.  Actual interest income recognized on these loans during the three and six months ended June 30, 2015 was $17 thousand.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$474,716	$43,036	$55,069	$56,186	$1,114	$630,121
Special Mention	8,507	—	3,377	4,100	—	15,984
Substandard	4,435	87	3,257	998	—	8,777
Doubtful	—	—	—	—	—	—
Total	$487,658	$43,123	$61,703	$61,284	$1,114	$654,882

December 31, 2015	Commercial Real Estate	Residential Mortgages	Commercial	Home Equity	Consumer	Total

Pass	$450,193	$48,698	$62,367	$57,910	$2,805	$621,973
Special Mention	7,644	—	3,919	4,400	—	15,963
Substandard	2,559	—	3,569	998	—	7,126
Doubtful	—	—	—	—	—	—
Total	$460,396	$48,698	$69,855	$63,308	$2,805	$645,062

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no specific reserves:
Commercial real estate	$824	$848	$—
Residential mortgages	4,140	4,809	—
Commercial	—	—	—
Home equity	3,179	3,460	—
Total impaired loans with no specific reserves	8,143	9,117	—
Total impaired loans	$8,143	$9,117	$—

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with specific reserves:
Residential mortgages	3,568	4,055	267
Home equity	278	175	80
Total impaired loans with specific reserves	$3,846	$4,230	$347

Impaired loans with no specific reserves:
Commercial real estate	842	867	—
Residential mortgages	956	1,045	—
Home equity	2,348	2,723	—
Total impaired loans with no specific reserves	4,146	4,635	—
Total impaired loans	$7,992	$8,865	$347

The following tables provide information about the Company’s impaired loans for the three month and six month periods ended June 30, 2016 and  2015  (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Residential mortgages	$—	$—	$1,048	$—
Home equity	—	—	—	—
Total impaired loans with specific reserves	—	—	1,048	—

Impaired loans with no specific reserves:
Commercial real estate	$828	$—	$1,060	$—
Residential mortgages	4,259	—	3,327	12
Commercial	—	—	6	—
Home equity	3,189	—	2,578	5
Total impaired loans with no specific reserves	8,276	—	6,971	17
Total impaired loans	$8,276	$—	$8,019	$17

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Residential mortgages	$—	$—	$1,050	$—
Home equity	—	—	—	—
Total impaired loans with specific reserves	$—	$—	$1,050	$—

Impaired loans with no specific reserves:
Commercial real estate	$833	$—	$1,302	$—
Residential mortgages	4,347	—	3,351	12
Commercial	—	—	4	—
Home equity	3,249	—	2,556	5
Total impaired loans with no specific reserves	8,429	—	7,213	17
Total impaired loans	$8,429	$—	$8,263	$17

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$526	2	$3,614	4	$4,140
Commercial real estate	—	—	349	1	349
Home equity	103	2	2,396	5	2,499
	$629	4	$6,359	10	$6,988

December 31, 2015	Accrual Status	Number of Loans	Nonaccrual Status	Number of Loans	Total
Residential mortgages	$532	2	$3,468	4	$4,000
Commercial real estate	—	—	367	1	367
Home equity	104	2	859	1	963
	$636	4	$4,694	6	$5,330

For the three and six months ended June 30, 2016 there were five new TDR’s that occurred. For the three and six months ended June, 30 2015, there were no new TDRs that occurred.

		Pre-Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2016	Loans	Investments	Investments

Home Equity	4	$1,569	$1,569
Residential mortgages	1	525	525

During the three and six months ended June 30, 2016 and 2015, there were no defaults of loans modified in troubled debt restructurings.

We may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the three months ended June 30, 2016, we have  foreclosed on one residential real estate property with a carrying value of $158 thousand. That property was previously a TDR.

As of June 30, 2016, we had loans with a carrying value of $1.9 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 7. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2016, the Company had $3.6 million of letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2016 for guarantees under standby letters of credit issued is not material.

Note 8 — Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the Federal Home Loan Bank of New York (“FHLBNY”) as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at June 30, 2016 and December 31, 2015, is as follows (in thousands):

June 30, 2016	Amount	Rate	Original Term (years)	Maturity
Fixed Rate ST Note	$5,000	0.63%	0.25	July 2016
Fixed Rate ST Note	5,000	0.76%	0.75	October 2016
Fixed Rate Medium Note	5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	3,128	1.50%	5	June 2019
Fixed Rate Amortizing Note	4,815	1.51%	5	July 2019
Fixed Rate Amortizing Note	4,610	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,815	2.02%	7	August 2021
Fixed Rate Amortizing Note	6,913	1.48%	5	October 2019

Total FHLB Advances	$38,281	1.27%

December 31, 2015	Amount	Rate	Original Term (years)	Maturity
Fixed Rate Amortizing Note	$3,621	1.50%	5	June 2019
Fixed Rate Amortizing Note	5,555	1.51%	5	July 2019
Fixed Rate Amortizing Note	5,299	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,158	2.02%	7	August 2021
Fixed Rate Amortizing Note	7,896	1.48%	5	October 2019

	$26,529	1.58%

The Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at June 30, 2016 and December 31, 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,453	$—	$6,453	$—
Government sponsored enterprise obligations	52,227	—	52,227	—
Total securities available for sale	$58,680	$—	$58,680	$—

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,353	$—	$6,353	$—
Government sponsored enterprise obligations	58,397	—	58,397	—
Total securities available for sale	$64,750	$—	$64,750	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$614	$—	$—	$614

		(Level 1)	(Level 2)	(Level 3)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Impaired loans	$3,499	$—	$—	$3,499

Other real estate owned	$512	$—	$—	$512

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

June 30, 2016	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$614	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5% - 48.4% (21.8)%

			Liquidation Expenses (2)	7% - 10.3% (7.9)%

December 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$3,499	Appraisal of Collateral (1)	Appraisal Adjustments (2)	1.1% - 45.0% (7.5)%

			Liquidation Expenses (2)	5.2% - 48.1% (8.2)%

Other real estate owned	$512	Appraisal of Collateral (1)	Appraisal Adjustments (2)	6.9%
			Liquidation Expenses (2)	6.3%

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2016 and December 31, 2015 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
	June 30, 2016		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$87,250	$87,250	$87,250	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	58,680	58,680	—	58,680	—
Securities held to maturity	5,096	5,096	—	5,096	—
Restricted investment in bank stock	2,580	2,580	—	2,580	—
Loans receivable, net	646,219	649,052	—	—	649,052
Accrued interest receivable	2,271	2,271	—	2,271	—
Financial liabilities:
Deposits	705,161	710,684	396,883	313,801	—
Borrowed funds	38,281	38,321	—	38,321	—
Accrued interest payable	599	599	—	599	—

			(Level 1)	(Level 2)	(Level 3)
	December 31, 2015		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Carrying amount	Fair Value	Identical Assets	Observable Inputs	Inputs

Financial assets:
Cash and cash equivalents	$74,189	$74,189	$74,189	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	64,750	64,750	—	64,750
Securities held to maturity	5,829	5,829	—	5,829
Restricted investment in bank stock	2,020	2,020	—	2,020	—
Loans receivable, net	636,661	639,525	—	—	639,525
Accrued interest receivable	2,305	2,305	—	2,305	—
Financial liabilities:
Deposits	700,739	702,593	350,375	352,218	—
Borrowed funds	26,529	26,517	—	26,517	—
Accrued interest payable	716	716	—	716	—

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

Limitation

The preceding fair value estimates were made at June 30, 2016 and December 31, 2015 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at June 30, 2016 and December 31, 2015, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016.

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

Note 11. Recent Accounting Pronouncements

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

ASU 2016-13, Financial Instruments — Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

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

Statements Regarding Forward Looking Information

This document contains forward-looking statements, in addition to historical information.  Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” and variations of such words and similar expressions, or future or conditional verbs such as “would,” “should,” “could,” “may,” or similar expressions.  The U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015 and Six Months Ended June 30, 2016 and 2015

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

Net Income

Net income for the second quarter of 2016 was $1.0 million compared to $1.3 million for second quarter of 2015, a decrease of $262 thousand, or 20.30%.  This decrease was primarily due to an increase in non-interest expense of $647 thousand, 17.2% that was partially offset by decreases in interest expense of $316.8 thousand, and provision for loan loss and income tax expense of $263 thousand and $111.8 thousand, respectively.

Net income for the six months ended June 30, 2016 was approximately $2.3 million compared to net income of approximately $2.4 million for the six months ended June 30, 2015, a decrease of $94.8 thousand, or 3.9%.  The decrease was due to an increase of $809.5 thousand in non-interest expense partially offset by decreases in interest expense of $428.2 thousand and provision for loan loss of $332.7 thousand.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended June 30, 2016, net interest income decreased slightly by $12 thousand or 0.2%. Interest income on loans decreased $375.6 thousand for the three months ended June 30, 2016 as compared to the corresponding period last year. This decrease in interest income was due to a $3.2 million and $11.2 million decrease in the average balance of consumer and residential mortgage loans respectively. Yield on residential mortgages also decreased from 4.67% for the three months ended June 30, 2015 to 4.63% for the three months ended June 30, 2016. An increase in the commercial loans average balance of $7.6 million during the three months ended June, 2016 as compared to the three months ended June 30, 2016 was partially offset by a decrease in yield from 4.87% in June 2015 to 4.65% in the current quarter. A decrease in interest expense on certificate of deposits of $380 thousand for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 was partially offset by an increase of $67 thousand in savings and money market deposits, and was due in most part to maturing of higher yield certificate of deposits being replaced by lower yield savings, money market and demand deposits.  In addition, the average balance of borrowings increased from $30.3 million for the quarter ended June 30, 2015, up to $38.8 million for the same quarter this year, an increase of $8.5 million.

During the six months ended June 30, 2016, net interest income reached $12.3 million compared to $11.9 million for the six months ended June 30, 2015, an increase of $338 thousand, or 2.8%.  Decreases in interest income from loans and investments of $192 thousand and $33 thousand respectively were partially offset by an increase in federal funds and other interest earning deposits of $135 thousand.  At the same time, total interest expense decreased by $428 thousand for the six months ended June 30, 2016 from the six months ended June 30, 2015.  The Company’s average rate paid on interest bearing liabilities decreased to 1.18% for the six months ended June 30, 2016, from 1.27% for the six months ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $150 thousand and $450 thousand for the three months and six month periods ended June 30, 2016, respectively, compared to $413 thousand and $783 thousand for the three month and six month periods ended June 30, 2015.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities.  For the three months and six months ended June 30, 2016, non-interest income increased by $21 thousand and $48 thousand, respectively, as compared to the three months and six months ended June 30, 2015.

Non-interest Expense

Non-interest expense was to $4.4 million during the second quarter of 2016 compared to $3.8 million in the second quarter of 2015, an increase of approximately $647 thousand.  This increase was due in most part to increases in salaries and employee benefits of $291 thousand, and FDIC premiums and related expenses of $111 thousand.   The overall increase to non-interest expense generally was due to enhancing the Company’s risk management structure, including consultants, legal, experienced staff and loan system upgrades.  For the six months ended June 30, 2016, non-interest expense was $8.4 million compared to $7.6 million for the six months ended June 30, 2015, an increase of $810 thousand, or 10.7%.  The six month increases were primarily due to salaries and employee benefits, FDIC premiums and related expenses and other expenses of $471 thousand, $260 thousand and 230 thousand, respectively.

Income Tax Expense

The income tax provision decreased $112 thousand to $552 thousand for the three months ended June 30, 2016 from $664 thousand for the quarter ended June 30, 2015.  For the six months ended June 30, 2016, income tax expense was $1.3 million, basically unchanged from the six months ended June 30, 2015.  The effective tax rate for the three and six month periods ended June 30, 2016, were 34.9% and 35.5%, respectively, compared to 33.9% and 34.3%, respectively, for the corresponding periods in 2015.

FINANCIAL CONDITION

Total consolidated assets increased $18.5 million, or approximately 2.3%, from $802.9 million at December 31, 2015 to $821.4 million at June 30, 2016.  Loans receivable, or “total loans,” increased from $645.1 million at December 31, 2015 to $654.9 million at June 30, 2016, an increase of approximately $9.8 million, or 1.5%.  Total cash and cash equivalents increased from $74.2 million at December 31, 2015 to $87.3 million at June 30, 2016, an increase of $13.1 million.  Total deposits grew by $4.4 million to $705.1 million at June 30, 2016, from $700.7 million at December 31, 2015. Borrowed funds grew to $38.3 million at June 30, 2016 from $26.5 million at December 31, 2015.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 1.5% to reach $654.9 million at June 30, 2016 from $645.1 million at December 31 2015. An increase in commercial loans of $19.1 million was partially offset by decreases in consumer loans and residential mortgages of $2.3 million and $7.0 million respectively, during the six months ended June 30, 2016. Historically, we offered residential mortgage loans, however in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods. As a community bank, our market area is concentrated in Bergen County, New Jersey, with commercial loans located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

Our loan portfolio consists of commercial loans, commercial and residential real estate loans, consumer loans and home equity loans.  Commercial loans are made for the purpose of providing working capital primarily for construction, financing the purchase of an income producing property, purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential investment property.   We have a concentration of commercial loans collateralized by real estate.

We have not made any sub-prime loans.    We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

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

Impaired loans are identified by evaluating factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Non-performing assets include loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more, troubled debt restructuring loans and foreclosed assets.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income.  Payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors warrant returning the loan to accruing status.

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

As of June 30, 2016 the Bank had fifteen nonaccrual loans totaling approximately $7.5 million. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2016, the gross interest income that would have been recorded in such periods would have been approximately $43 thousand and $89 thousand, respectively.

Within its nonaccrual loans at June 30, 2016, the Bank had four residential mortgage loans, five home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  During the second quarter of 2016, there were five new TDR loans totaling $2.2 million of which one was a residential mortgage and four were home equity loans.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions.    At June 30, 2016, nonaccrual TDR loans had

an outstanding balance of $6.9 million and had no specific reserves connected with them.  Of the nonaccruing TDR loans, two residential mortgage loans and two home equity loans totaling $526 thousand and $103 thousand, respectively, are performing in accordance with their modified terms.  At June 30, 2016, the Bank had a total of four accruing loans which met the definition of a TDR.

Investment Securities

Securities held as available for sale (“AFS”) were $58.7 million at June 30, 2016 compared to $64.8 million at December 31, 2015.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $705.2 million at June 30, 2016 from $700.7 million at December 31, 2015, an increase of $4.4 million, or 0.63%.  Time deposits and money market deposits decreased by $4.21 million and $2.8 million respectively while savings and interest bearing transaction accounts and noninterest bearing accounts increased by $20.0 million, $3.8 million, and $28.5 million, respectively, during the first six months of 2016. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At June 30, 2016 and December 31, 2015, the Bank had outstanding borrowings of $38.3 million and $26.5 million, respectively, with the FHLBNY

Liquidity

Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner.  Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition.  In addition, if warranted, we would be able to access funds through established lines of credit and borrowings.

As of June 30, 2016, we had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at June 30, 2016.  We are an approved member of the Federal Home Loan Bank of New York, or “FHLBNY.”  The FHLBNY relationship could provide additional sources of liquidity, if required.  At June 30, 2016, we have $ 38.3 million of borrowed funds from the FHLBNY.

Our total deposits equaled $705.2 million and $700.7 million, respectively, at June 30, 2016 and December 31, 2015. Cash and cash equivalents increased from $74.2 million on December 31, 2015 to $87.3 million on June 30, 2016.  The increase in cash is the result of an increase of $15.0 million in FHLBNY borrowed funds in the second quarter of 2016.

Through the investment portfolio, we have generally sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while maintaining liquidity.  Through our investment portfolio, we also attempt to manage our maturity gap, by seeking maturities of investments which coincide with maturities of deposits.  The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and other liquidity needs. (See Investment Securities)

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2016, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	June 30, 2016	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	10.91%	4.50%	5.125%	6.50%
Tier 1 Capital Ratio	10.91%	6.00%	6.625%	8.00%
Total Capital Ratio	12.15%	8.00%	8.625%	10.00%
Leverage Ratio	9.24%	4.00%	N/A	5.00%

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

As of June 30, 2016, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of June 30, 2016, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank, nor are there any such proceedings known to be contemplated by governmental authorities.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp of New Jersey, Inc.

Date: August 12, 2016	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	(A)	Employment Agreement dated April 5, 2016, between Bank of New Jersey and Nancy E. Graves*
10.2	(A)	Change of Control Agreement dated April 5, 2016, between Bank of New Jersey and Nancy E. Graves*
10.3	(B)	Separation and Release Agreement, dated May 25, 2016, by and between Stephanie A. Caggiano and Bank of New Jersey*
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Management compensatory plan, contract or arrangement.

(A)                               Incorporated by reference to the exhibits to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2016.

(B)                               Incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2016.