Form 10-Q
period 2016-09-30
Bancorp of New Jersey, Inc.
filed 2016-11-14
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2016 there were 6,316,291 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$2,287	$2,238
Interest bearing deposits	89,690	71,497
Federal funds sold	452	454
Total cash and cash equivalents	92,429	74,189
Interest bearing time deposits	1,000	1,000
Securities available for sale	61,778	64,750
Securities held to maturity (fair value $5,096 and $5,829 at September 30, 2016 and December 31, 2015, respectively)	5,096	5,829
Restricted investment in bank stock, at cost	2,281	2,020
Loans receivable	660,206	645,062
Deferred loan fees and costs, net	(499)	(381)
Allowance for loan losses	(8,320)	(8,020)
Net loans	651,387	636,661
Premises and equipment, net	12,949	10,500
Accrued interest receivable	2,376	2,305
Other real estate owned	614	512
Other assets	5,162	5,154
Total assets	$835,072	$802,920
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$148,319	$117,919
Savings and interest bearing transaction accounts	269,826	232,456
Time deposits under $250K	161,579	192,560
Time deposits $250K and over	145,515	157,804
Total deposits	725,239	700,739
Borrowed funds	31,648	26,529
Accrued expenses and other liabilities	2,078	2,499
Total liabilities	758,965	729,767
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,299,791 at September 30, 2016 and 6,240,241 at December 31, 2015	61,293	60,509
Retained earnings	14,814	12,940
Accumulated other comprehensive loss	—	(296)
Total stockholders’ equity	76,107	73,153
Total liabilities and stockholders’ equity	$835,072	$802,920

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended September 30,
	2016	2015
INTEREST INCOME
Loans, including fees	$7,620	$7,545
Securities	166	229
Federal funds sold and other	110	51
TOTAL INTEREST INCOME	7,896	7,825

INTEREST EXPENSE
Savings and interest bearing transaction accounts	385	321
Time deposits	1,238	1,629
Borrowed funds	112	113
TOTAL INTEREST EXPENSE	1,735	2,063

NET INTEREST INCOME	6,161	5,762
Provision for (recovery of) loan losses	1,120	(124)
NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES	5,041	5,886
NON-INTEREST INCOME
Fees and service charges	202	98
TOTAL NON-INTEREST INCOME	202	98

NON-INTEREST EXPENSE
Salaries and employee benefits	2,075	1,866
Occupancy and equipment expense	648	662
FDIC premiums and related expenses	278	243
Legal fees	88	69
Other real estate owned expenses	9	6
Professional fees	382	223
Data processing	312	256
Other expenses	449	563
TOTAL NON-INTEREST EXPENSE	4,241	3,888
Income before provision for income taxes	1,002	2,096
Income tax expense	322	738
Net income	$680	$1,358

PER SHARE OF COMMON STOCK
Basic	$0.11	$0.22
Diluted	$0.11	$0.22

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Nine Months Ended September 30,
	2016	2015
INTEREST INCOME
Loans, including fees	$22,839	$22,956
Securities	581	677
Federal funds sold and other	311	116
TOTAL INTEREST INCOME	23,731	23,749

INTEREST EXPENSE
Savings and interest bearing transaction accounts	1,109	924
Time deposits	3,859	4,770
Borrowed funds	328	358
TOTAL INTEREST EXPENSE	5,296	6,052

NET INTEREST INCOME	18,435	17,697
Provision for loan losses	1,570	659
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,865	17,038
NON-INTEREST INCOME
Fees and service charges	392	239
Losses on sales of securities	—	(15)
TOTAL NON-INTEREST INCOME	392	224

NON-INTEREST EXPENSE
Salaries and employee benefits	6,268	5,588
Occupancy and equipment expense	1,996	2,143
FDIC premiums and related expenses	817	522
Legal fees	222	249
Other real estate owned expenses	81	183
Professional fees	822	626
Data processing	884	732
Other expenses	1,562	1,447
TOTAL NON-INTEREST EXPENSE	12,652	11,490
Income before provision for income taxes	4,605	5,772
Income tax expense	1,602	1,998
Net income	$3,003	$3,774

PER SHARE OF COMMON STOCK
Basic	$0.48	$0.62
Diluted	$0.48	$0.62

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2016	2015
Net income	$680	$1,358
Other comprehensive income:
Net unrealized holding gains on securities available for sale arising during the period, net of income tax expense of $5 and $188, respectively	7	306
Comprehensive income	$687	$1,664

	For the Nine Months Ended September 30,
	2016	2015
Net income	$3,003	$3,774
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $186 and $326, respectively	296	572
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $0 and $6, respectively	—	(9)
Comprehensive income	$3,299	$4,355

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2015	50,998	9,635	(739)	59,894
Exercise of stock options	20	—	—	20
Stock based compensation	159	—	—	159
Dividends on common stock ($0.18 per share)	—	(1,123)	—	(1,123)
Net income	—	3,774	—	3,774
Sale of common stock through a private placement (868,057 shares issued)	9,280	—	—	9,280
Total other comprehensive income	—	—	581	581
Balance at September 30, 2015	$60,457	$12,286	$(158)	$72,585

Balance at January 1, 2016	60,509	12,940	(296)	73,153
Exercise of stock options	580	—	—	580
Stock based compensation	204	—	—	204
Dividends on common stock ($0.18 per share)	—	(1,129)	—	(1,129)
Net income	—	3,003	—	3,003
Total other comprehensive income	—	—	296	296
Balance at September 30, 2016	$61,293	$14,814	$—	$76,107

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,003	$3,774
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,570	659
(Accretion) amortization of securities premiums	(52)	82
Deferred tax benefit	(458)	(1,085)
Depreciation and amortization	478	458
Stock based compensation	204	159
Accretion (amortization) of net loan origination fees and costs	118	(40)
Loss on sale of securities	—	15
Loss on sale of other real estate owned	—	6
Write down of other real estate owned	56	180
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(71)	101
(Decrease) increase in other assets	265	315
Increase in accrued interest payable and other liabilities	(421)	593
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,692	5,217

Cash flows from investing activities:
Purchases of securities available for sale	(37,000)	(11,998)
Purchases of securities held to maturity	(5,096)	(4,718)
Proceeds from maturities of securities held to maturity	5,829	11,923
Proceeds from called or matured securities available for sale	40,505	—
Proceeds from sales of securities available for sale	—	6,985
Purchase of restricted investment in bank stock	(706)	(171)
Proceeds from calls of restricted investment of bank stock	445	241
Proceeds from sale of other real estate owned	—	162
Net (increase) decrease in loans	(16,572)	8,697
Purchases of premises and equipment	(2,927)	(447)
NET CASH PROVIDED BY (USED IN) PROVIDED BY INVESTING ACTIVITIES	(15,522)	10,674

Cash flows from financing activities:
Net increase in deposits	24,500	58,017
Net increase (decrease) in borrowed funds	5,119	(4,806)
Dividends paid	(1,129)	(1,123)
Proceeds from the sale of common stock through the private placement	—	9,280
Proceeds from exercise of options	580	20
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,070	61,388
Increase in cash and cash equivalents	18,240	77,279
Cash and cash equivalents at beginning of year	74,189	22,060
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,429	$99,339
Supplemental information:
Cash paid during the year for:
Interest	$5,406	$6,062
Taxes	$2,259	$2,424

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$158	$—
See accompany notes to unaudited consolidated financial statements

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

Note 2.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At September 30, 2016, stock options to purchase 228,200 shares, net of forfeitures, have been issued to employees of the Bank under the 2006 Stock Option Plan, of which options to purchase 114,200 shares were outstanding.

During the three and nine months ended September 30, 2016, the Company granted 63,960 Non-Qualified Stock Options (NQO) to employees of the Company.  The fair value of the 63,960 NQOs granted was $2.76 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQO granted, or 21,320 NQOs vest each on February 1, 2017, February 1, 2018 and February 1, 2019.

Under the 2006 Stock Option Plan, there were 62,700 unvested options at September 30, 2016 and $154 thousand unrecognized compensation expense. For the three and nine months ended September 30, 2016 and 2015, $19 thousand was recorded as expense for NQOs that has been issued through the 2006 Plan.

During the nine months ended September 30, 2016 options to purchase 63,800 shares of common stock at a price of $9.09 per share were exercised for a total price of $579,942 and 45,660 options were forfeited.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2016, non-qualified options to purchase 460,000 shares of the Company’s stock have been issued to non-employee directors of the Company under the 2007 Director Plan and approximately 331,334 were outstanding at September 30, 2016.  No options were granted, exercised or forfeited through the 2007 Director Plan during the first nine months of 2016.

Under the 2007 Director Plan, there were no unvested options at September 30, 2016 and no unrecognized compensation expense.

In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three months and nine months ended September 30, 2016 and 2015, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.The aggregate intrinsic value of options outstanding as of September 30, 2016 and 2015 under the 2006 Stock Option Plan and the 2007 Director Plan was approximately $38 thousand and $200 thousand, respectively.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At September 30, 2016, there were 109,468 shares, net of forfeitures, issued to employees of  the Company under the 2011 Plan.

During the three and nine months ended September 30, 2016, no shares of common stock were issued and 250 and 4,250 shares of common stock were forfeited under the 2011 Plan.  For the three months ended September 30, 2016 and 2015, $70 thousand and $53 thousand, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years. For the nine months ended September 30, 2016 and 2015, $204 and $159, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan in prior years.  At September 30, 2016, there were a total of approximately 32,000 shares of unvested restricted stock and approximately $356 thousand of compensation expense which will be recorded over the next two years.

During the nine months ended September 30, 2016, the Company granted 30,000 Non-Qualified Stock Options (NQO) to an executive of the Company.  The fair value of the 30,000 NQOs granted was $2.92 per NQO on the date of grant. The fair value of the NQOs was determinded using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.0% and expected lives of 10 years.   One third of the NQO granted, or 10,000 NQOs vested immedialty, with the remaining 20,000 NQOs vesting over a two year period. No NQOs were exercised or forfeited during the first nine months of 2016 under the 2011 Plan.

Under the 2011 Plan, there were 20,000 unvested options at September 30, 2016 and $46 thousand in unrecognized compensation expense. For the three and nine months ended September 30, 2016 and 2015, $7 thousand and $41, respectively, was recorded as expense for NQOs that have been issued through the 2011 Plan.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock. The aggregate intrinsic value of NQOs outstanding as of September 30, 2016 and 2015 under the 2011 Plan was approximately $0 and $0, respectively.

Note 3.  Earnings Per Share.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2016	2015
Net income applicable to common stock	$680	$1,358
Weighted average number of common shares outstanding - basic	6,298	6,240
Basic earnings per share	$0.11	$0.22

Net income applicable to common stock	$680	$1,358
Weighted average number of common shares outstanding	6,298	6,240
Effect of dilutive options	3	16
Weighted average number of common shares outstanding- diluted	6,301	6,256
Diluted earnings per share	$0.11	$0.22

Incentive stock options to purchase 16,500 shares of common stock at a weighted average price of $9.09; and no unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2016.  Incentive stock options to purchase 35,000 shares of common stock at a weighted average price of $11.50,  non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 92,700 shares of common stock at a weighted average price of $11.19 were not included in the computation of diluted earnings per share for the three months ended September 30, 2016, because they were anti-dilutive.

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

The following table shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2016	2015
Net income applicable to common stock	$3,003	$3,774
Weighted average number of common shares outstanding - basic	6,261	6,049
Basic earnings per share	$0.48	$0.62

Net income applicable to common stock	$3,003	$3,774
Weighted average number of common shares outstanding	6,261	6,049
Effect of dilutive options	3	16
Weighted average number of common shares and common share equivalents- diluted	6,264	6,065
Diluted earnings per share	$0.48	$0.62

Incentive stock options to purchase 16,500 shares of common stock at a weighted average price of $9.09; and no unvested shares of restricted common stock were included in the computation of diluted earnings per share for the nine months ended September 30, 2016. Incentive stock options to purchase 35,000 shares of common stock at a weighted average price of $11.50, non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 92,700 shares of common stock at a weighted average price of $11.19 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2016, because they were anti-dilutive.

Incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 48,500 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the nine months ended September 30, 2015.  Incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2015, because they were anti-dilutive.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at September 30, 2016 and December 31, 2015 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,096	$—	$—	$5,096
Total securities held to maturity	5,096	—	—	5,096

Securities Available for Sale:
U.S. Treasury obligations	6,428	13	—	6,441
Government sponsored enterprise obligations	55,350	15	(28)	55,337
Total securities available for sale	61,778	28	(28)	61,778

	$66,874	$28	$(28)	$66,874

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,829	$—	$—	$5,829
Total securities held to maturity	5,829	—	—	5,829

Securities Available for Sale:
U.S. Treasury obligations	6,512	—	(159)	6,353
Government sponsored enterprise obligations	58,720	—	(323)	58,397
Total securities available for sale	65,232	—	(482)	64,750

	$71,061	$—	$(482)	$70,579

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
Government Sponsored Enterprise obligations	24,104	(28)	—	—	24,104	(28)
Total securities available for sale	24,104	(28)	—	—	24,104	(28)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,353	(159)	6,353	(159)
Government Sponsored Enterprise obligations	15,707	(12)	42,690	(311)	58,397	(323)
Total securities available for sale	15,707	(12)	49,043	(470)	64,750	(482)

Total securities	$15,707	$(12)	$49,043	$(470)	$64,750	$(482)

The amortized cost and fair value of securities held to maturity and securities available for sale at September 30, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,096	$5,096	$26,728	$26,732
After one to five years	—	—	35,050	35,046
Total	$5,096	$5,096	$61,778	$61,778

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

At September 30, 2016, the Company’s available for sale securities portfolio consisted of sixteen securities, of which none were in an unrealized loss position for more than twelve months and five were in a loss position for less than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2016. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $50.3 million and a fair value of $50.3 million, were pledged to secure public funds on deposit at September 30, 2016. Securities with an amortized cost of $31.3 million and a fair value of $31.0 million, were pledged to secure public funds on deposit at December 31, 2015.

During the three and nine months ended September 30, 2016, the Company did not sell securities from its available for sale or held to maturity portfolios.  During the three months ended September 30, 2015, the Company sold no securities from its available for sale portfolio.  For the nine months ended September 30, 2015, the Company sold three securities from its available for sale portfolio and recognized a loss of approximately $15 thousand.  For the three and nine months ended September 30, 2015, the Company did not sell any securities from its held to maturity portfolio.

Note 5.  Loans.

The components of the loan portfolio at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial real estate	$482,926	$460,396
Residential mortgages (1)	85,759	48,698
Commercial (1)	31,958	69,855
Home equity	57,903	63,308
Consumer	1,660	2,805
	$660,206	$645,062

(1)	Reflects the results of a presentation reclassification of the Company’s loan portfolio, primarily effecting commercial loans and residential morgtgages made effective as of September 30, 2016.

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential
September 30, 2016	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,866	$294	$1,100	$524	$17	$425	$8,226
Charge-offs	—	—	(1,026)	—	(1)	—	(1,027)
Recoveries	—	—	—	—	1	—	1
Provision	143	396	1,049	(51)	8	(425)	1,120
Ending balance	$6,009	$690	$1,123	$473	$25	$—	$8,320
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,009	$690	$1,123	$473	$25	$—	$8,320

Loan receivables:
Ending balance	$482,926	$85,759	$31,958	$57,903	$1,660	$—	$660,206
Ending balance: individually evaluated for impairment	$1,119	$4,069	$—	$4,514	$—	$—	$9,702
Ending balance: collectively evaluated for impairment	$481,807	$81,690	$31,958	$53,389	$1,660	$—	$650,504

	Commercial	Residential
September 30, 2015	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,691	$640	$980	$543	$24	$—	$7,878
Charge-offs	—		(36)				(36)
Recoveries	—	—	1	—	—	—	1
Provision	(246)	(16)	(10)	95	(7)	60	(124)
Ending balance	$5,445	$624	$935	$638	$17	$60	$7,719

December 31, 2015
Allowance for loan losses:
Ending balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Ending balance: individually evaluated for impairment	$—	$267	$—	$80	$—	$—	$347
Ending balance: collectively evaluated for impairment	$5,566	$305	$1,066	$493	$39	$204	$7,673

Loan receivables:
Ending balance	$460,396	$48,698	$69,855	$63,308	$2,805	$—	$645,062
Ending balance: individually evaluated for impairment	$842	$4,524	$—	$2,626	$—	$—	$7,992
Ending balance: collectively evaluated for impairment	$459,554	$44,174	$69,855	$60,682	$2,805	$—	$637,070

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the nine months ended:

	Commercial	Residential
September 30, 2016	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(90)	(1,026)	(155)	(1)	—	(1,272)
Recoveries	—	—	1	—	1	—	2
Provisions	443	208	1,082	55	(14)	(204)	1,570
Transfer	—	—	—	—	—	—	—
Ending balance	$6,009	$690	$1,123	$473	$25	$—	$8,320

	Commercial	Residential
September 30, 2015	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)	—	(265)	—	—	—	(325)
Recoveries	191	—	2	—	—	—	193
Provisions	364	276	70	138	(7)	(182)	659
Ending balance	$5,445	$624	$935	$638	$17	$60	$7,719

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015, (in thousands):

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
September 30, 2016	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$1,797	$—	$1,119	$2,916	$480,010	$482,926	$1,119
Residential mortgages	—	—	—	—	85,759	85,759	3,545
Commercial	850	—	—	850	31,108	31,958	—
Home equity	305	—	126	431	57,472	57,903	4,411
Consumer	—	—	—	—	1,660	1,660	—
	$2,952	$—	$1,245	$4,197	$656,009	$660,206	$9,075

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
December 31, 2015	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$402	$—	$842	$1,244	$459,152	$460,396	$842
Residential mortgages	428	—	3,992	4,420	44,278	48,698	3,992
Commercial	—	—	—	—	69,855	69,855	—
Home equity	—	475	2,522	2,997	60,311	63,308	2,522
Consumer	—	—	—	—	2,805	2,805	—
	$830	$475	$7,356	$8,661	$636,401	$645,062	$7,356

The Company had no loans greater than ninety days delinquent and accruing interest at September 30, 2016 and December 31, 2015.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2016, the gross interest income would have been $62 thousand and $148 thousand, respectively. If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2015, the gross interest income would have been $57 thousand and $255 thousand, respectively.  Actual interest income recognized on these loans during the three and nine months ended September 30, 2016 was $0. Actual interest income recognized on these loans during the three and nine months ended September 30, 2015 was $0 and $17 thousand.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2016 and December 31, 2015 (in thousands):

	Commercial	Residential
September 30, 2016	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$474,766	$77,927	$28,701	$56,905	$1,660	$639,959
Special Mention	600	5,729	—	—	—	6,329
Substandard	7,560	2,103	3,257	998	—	13,918
Doubtful	—	—	—	—	—	—
	$482,926	$85,759	$31,958	$57,903	$1,660	$660,206

	Commercial	Residential
December 31, 2015	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$450,193	$48,698	$62,367	$57,910	$2,805	$621,973
Special Mention	7,644	—	3,919	4,400	—	15,963
Substandard	2,559	—	3,569	998	—	7,126
Doubtful	—	—	—	—	—	—
	$460,396	$48,698	$69,855	$63,308	$2,805	$645,062

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at September 30, 2016 and December 31, 2015 (in thousands):

		Unpaid
	Recorded	Principal	Related
September 30, 2016	Investment	Balance	Allowance
Impaired loans with no specific reserves:
Commercial real estate	$1,119	$1,143	—
Residential mortgages	4,069	4,806	—
Commercial	—	—	—
Home equity	4,514	4,824	—
Total impaired loans with no specific reserves	$9,702	$10,773	—
Total impaired loans	$9,702	$10,773	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2015	Investment	Balance	Allowance
Impaired loans with specific reserves:
Residential mortgages	$3,568	$4,055	$267
Home equity	278	175	80
Total impaired loans with specific reserves	$3,846	$4,230	$347

Impaired loans with no specific reserves:
Commercial real estate	$842	$867	$—
Residential mortgages	956	1,045	—
Home equity	2,348	2,723	—
Total impaired loans with no specific reserves	$4,146	$4,635	$—
Total impaired loans	$7,992	$8,865	$347

The following tables provide information about the Company’s impaired loans for the three month and nine month periods ended September 30, 2016 and 2015  (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Residential mortgages	$—	$—	$248	$—
Home equity	—	—	175	—
Total impaired loans with specific reserves	$—	$—	$423	$—

Impaired loans with no specific reserves:
Commercial real estate	$972	$—	$373	$—
Residential mortgages	4,104	—	4,344	—
Commercial	—	—	7	—
Home equity	3,846	—	2,474	—
Total impaired loans with no specific reserves	8,922	—	7,198	—
Total impaired loans	$8,922	$—	$7,621	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Residential mortgages	$—	$—	$248	$—
Home equity	—	—	87	3
Total impaired loans with specific reserves	$—	$—	$335	$3

Impaired loans with no specific reserves:
Commercial real estate	$904	$—	$1,070	$—
Residential mortgages	4,278	—	4,196	12
Commercial	—	—	4	—
Home equity	3,194	—	2,489	2
Total impaired loans with no specific reserves	8,376	—	7,759	14
Total impaired loans	$8,376	$—	$8,094	$17

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of September 30, 2016 and December 31, 2015 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
September 30, 2016	Status	Loans	Status	Loans	Total
Residential mortgages	$524	2	$3,545	5	$4,069
Commercial real estate	—	—	342	1	342
Home equity	103	2	3,733	8	3,836
	$627	4	$7,620	14	$8,247

	Accrual	Number of	Nonaccrual	Number of
December 31, 2015	Status	Loans	Status	Loans	Total
Residential mortgages	$532	2	$3,468	4	$4,000
Commercial real estate	—	—	367	1	367
Home equity	104	2	859	1	963
	$636	4	$4,694	6	$5,330

For the three and nine months ended September 30, 2016 there were four new TDR’s that occurred. For the three and nine months ended September, 30 2015, there were no new TDRs that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2016	Loans	Investments	Investments
Residential mortgages	1	$52	$52
Home equity	3	1,380	1,380
	4	$1,432	$1,432

During the three and nine months ended September 30, 2016 two loans that were modified on troubled debt restructurings defaulted. During the three and nine months ended September 30, 2015, there were no defaults of loans modified on troubled debt restructurings.

We may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the three months ended September 30, 2016, we have no foreclosed residential real estate properties.

As of September 30, 2016, we had loans with a carrying value of $2.1 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2016, the Company had $3.6 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2016 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the Federal Home Loan Bank of New York (“FHLBNY”) as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at September 30, 2016 and December 31, 2015, is as follows (in thousands):

			Original
September 30, 2016	Amount	Rate	Term (years)	Maturity
Fixed Rate ST Note	$5,000	0.76%	0.75	October 2016
Fixed Rate Medium Note	5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	2,879	1.50%	5	June 2019
Fixed Rate Amortizing Note	4,443	1.51%	5	July 2019
Fixed Rate Amortizing Note	4,263	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,643	2.02%	7	August 2021
Fixed Rate Amortizing Note	6,420	1.48%	5	October 2019
	$31,648	1.36%

			Original
December 31, 2015	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	$3,621	1.50%	5	June 2019
Fixed Rate Amortizing Note	5,555	1.51%	5	July 2019
Fixed Rate Amortizing Note	5,299	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,158	2.02%	7	August 2021
Fixed Rate Amortizing Note	7,896	1.48%	5	October 2019
	$26,529	1.58%

The Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at September 30, 2016 and December 31, 2015.

Note 8. Capital Resources

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

Under the final capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period, increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to Risk Weighted Assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2016, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	September 30, 2016	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.02%	4.50%	5.125%	6.50%
Tier 1 Capital Ratio	11.02%	6.00%	6.625%	8.00%
Total Capital Ratio	12.27%	8.00%	8.625%	10.00%
Leverage Ratio	9.20%	4.00%	N/A	5.00%

Under a policy of the Federal Reserve applicable to holding companies with less than $1 billion in assets, the Company is not subject to capital requirements on a consolidated basis.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	September 30,	for Identical	Observable	Significant
Description	2016	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,441	$—	$6,441	$—
Government sponsored enterprise obligations	55,337	—	55,337	—
Total securities available for sale	$61,778	$—	$61,778	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2015	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,353	$—	$6,353	$—
Government sponsored enterprise obligations	58,397	—	58,397	—
Total securities available for sale	$64,750	$—	$64,750	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	September 30,	Active Markets for	Significant Other	Significant
Description	2016	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$1,342	$—	$—	$1,342

Other real estate owned	$614	$—	$—	$614

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2015	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$3,499	$—	$—	$3,499

Other real estate owned	$512	$—	$—	$512

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
September 30, 2016	Estimate	Techniques	Input	(Weighted Average)

Other real estate owned	$614	Appraisal of Collateral (1)	Appriasal Adjustments (2)	11.5% - 48.40% (21.8)%
			Liquidation Expenses (2)	7% - 10.3% (7.9)%

	Fair Value	Valuation	Unobservable	Range
December 31, 2015	Estimate	Techniques	Input	(Weighted Average)

Impaired loans	$3,499	Appraisal of Collateral (1)	Appriasal Adjustments (2)	1.1% - 45.0% (-7.5)%
			Liquidation Expenses (2)	5.2% -48.1% (-8.2)%
Other real estate owned	$512	Appraisal of Collateral (1)	Appriasal Adjustments (2)	6.9%
			Liquidation Expenses (2)	6.3%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2016 and December 31, 2015 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	September 30, 2016		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$92,429	$92,429	$92,429	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	61,778	61,778	—	61,778	—
Securities held to maturity	5,096	5,096	—	5,096	—
Restricted investment in bank stock	2,281	2,281	—	2,281	—
Net loans	651,387	666,833	—	—	666,833
Accrued interest receivable	2,376	2,376	—	2,376	—
Financial liabilities:
Deposits	725,239	728,623	418,145	310,478	—
Borrowed funds	31,648	31,761	—	31,761	—
Accrued interest payable	606	606	—	606	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2015		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$74,189	$74,189	$74,189	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	64,750	64,750	—	64,750	—
Securities held to maturity	5,829	5,829	—	5,829	—
Restricted investment in bank stock	2,020	2,020	—	2,020	—
Net loans	636,661	639,525	—	—	639,525
Accrued interest receivable	2,305	2,305	—	2,305	—
Financial liabilities:
Deposits	700,739	702,593	350,375	352,218	—
Borrowed funds	26,529	26,517	—	26,517	—
Accrued interest payable	716	716	—	716	—

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

Loans Receivable

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the date of statement of financial condition that reflect the credit and the interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values approximate carrying values.

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

Borrowed Funds

The fair value of borrowed funds is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

Limitation

The preceding fair value estimates were made at September 30, 2016 and December 31, 2015 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2016 and December 31, 2015, no attempt was made to estimate the value of anticipated future business.

Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2016.

There were no reclassifications out of accumulated other comprehensive income for the three months inded September 30, 2015. Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015 are as follows (in thousands):

	Amount Reclassified from
	Accumulated Other
Details About Accumulated Other	Comprehensive Income	Affected Line Item in the Statements
Comprehensive Income (Loss) Components	(Loss)	of Income (Loss)
Nine months ended September 30, 2015
Available for Sale Securities
Realized gains on sale of securities	$(15)	Gains (losses) on sale of securities
	6	Income tax expense
Total reclassifications	$(9)	Net of tax

Note 11. Recent Accounting Pronouncements

This note provides a summary description of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on consolidated financial statements issued in the near future.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2017, including interim periods therein.  Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP. The implementation of ASU 2014-09 should not have a material impact on the Company’s financial position or results of operations.

ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016 the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01  requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a material impact on the Company’s financial position or results of operations.

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the statement of financial condition. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The Company is presently evaluating the potential impact of the adoption of this accounting pronouncement to its financial position or results of operations.

ASU 2016-13, Financial Instruments – Credit Losses

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

You should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiaries and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document.  These factors include, but are not limited, to the following:

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

Results of Operations

Three Months Ended September 30, 2016 and 2015 and Nine Months Ended September 30, 2016 and 2015

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

Net Income

Net income for the third quarter of 2016 was $680 thousand compared to $1.4 million for third quarter of 2015, a decrease of $678 thousand, or 49.9%.  This decrease was primarily due to increases in non-interest expense of $354  thousand or 9.1% and an increase in the provision for loan loss of $1.2 million partially offset by an increase in net interest income of $399 thousand.

Net income for the nine months ended September 30, 2016 was approximately $3.0 million compared to net income of approximately $3.8 million for the nine months ended September 30, 2015, a decrease of $771 thousand, or 20.4%.  The decrease was due to an increases of $911 thousand and $1.2 million in provision for loan loss and non-interest expense, respectively. These increases were partially offset by an increase in net interest income of $738 thousand and an increase in other operating income of $168 thousand.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended September 30, 2016, net interest income increased by $399 thousand or 7.0%. Interest income on loans increased slightly by $75 thousand for the three months ended September 30, 2016 as compared to the corresponding period last year. This increase in interest income was due to a $59.5 million increase in average commercial loans and $9.7 million decreases in the average balance of consumer and residential mortgage loans respectively. Yield on total loans decreased to 4.61% during the three months ended September 30, 2016 from 4.69% in the three months ended September 30, 2015. Total interest expense declined by $329 thousand in the third quarter of 2016 to $1.7 milliom compared to $2.1 million in the prior year period. The decline reflects a decrease in interest expense on certificate of deposits of $391 thousand for the three months ended September 30, 2016, compared to the three months ended September 30, 2015,  partially offset by an increase of $64 thousand in savings and money market deposits, and was due in most part to maturing of higher yielding certificates of deposits being replaced by lower yielding savings, money market and demand deposits. During the third quarter of 2016 average time deposits declined to $307 million from $384.5 million in the comparable quarter of 2015 In addition, the average balance of borrowings increased from $28.7 million for the quarter ended September 30, 2015, up to $33.9 million for the same quarter this year, an increase of $5.2 million. Average non-interest bearing deposits increased to $139.7 million in the current quarter from $104.7 million in the third quarter of 2015.

During the nine months ended September 30, 2016, net interest income reached $18.4 million compared to $17.7 million for the nine months ended September 30, 2015, an increase of $738 thousand, or 4.17%.  Total interest expense decreased by $756 thousand to $5.3 million for the nine months ended September 30, 2016 from $6.1 million for the nine months ended September 30, 2015.  The Company’s average rate paid on interest bearing liabilities decreased to 1.15% for the three months ended September 30, 2016, from 1.27% for the nine months ended September 30, 2015. During the first nine months of 2016, average time deposits declined to $320.9 million from $328.5 million in the comparable period of 2015. In addition, average non-interest bearing deposits increased to $128.7 million in the first nine months of 2016 from $95.6 million in the comparable period of 2015.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carring a zero yield.

	For the three months ended September 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$657,839	7,620	4.61%	$638,343	7,544	4.69%
Securities (1)	66,667	175	1.04	72,386	239	1.31
Federal Funds Sold	1,035	4	1.92	1,334	1	0.30
Interest-earning cash accounts	88,277	106	0.48	94,255	50	0.21
Total interest-earning Assets	813,818	7,905	3.86%	806,318	7,834	3.85%
Non-interest earning Assets	22,087			18,377
Allowance for Loan Losses	(8,447)			(7,920)
Total Assets	$827,458			$816,775
Interest-Bearing Liabilities:
Demand Deposits	$37,671	$20	0.21%	$33,033	$19	0.23%
Savings Deposits	98,972	230	0.92	79,710	180	0.90
Money Market Deposits	131,467	135	0.41	111,111	122	0.44
Time Deposits	307,034	1,238	1.60	384,500	1,628	1.68
Borrowed Funds	33,894	112	1.31	28,686	113	1.56
Total Interest Bearing Liabilities	609,038	1,735	1.13%	637,040	2,062	1.28%
Non-Interest Bearing Liabilities:
Demand Deposits	139,690			104,653
Other Liabilities	2,723			3,176
Total Non-Interest Bearing Liabilities	142,413			107,829
Stockholders’ Equity	76,007			71,906
Total Liabilities and Stockholders' Equity	$827,458			$816,775
Net Interest Income
(Tax Equivalent Basis)		$6,170			$5,772
Tax Equivalent Basis adjustment		(9)			(10)
Net Interest Income		$6,161			$5,762
Net Interest Rate Spread			2.73%			2.57%
Net Interest Margin			3.02%			2.84%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.34			1.27

(1)	Yield is calculated on a tax effective basis.

	For the nine months ended September 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$652,409	22,838	4.68%	$647,581	22,956	4.74%
Securities (1)	67,002	608	1.21	70,658	706	1.34
Federal Funds Sold	1,109	13	1.57	1,361	5	0.49
Interest-earning cash accounts	86,082	299	0.46	70,221	112	0.21
Total interest-earning Assets	806,602	23,758	3.93%	789,821	23,779	4.03%
Non-interest earning Assets	20,961			18,567
Allowance for Loan Losses	(8,227)			(7,550)
Total Assets	$819,336			$800,838
Interest-Bearing Liabilities:
Demand Deposits	$35,921	$58	0.22%	$30,034	$52	0.23%
Savings Deposits	94,771	650	0.92	74,759	495	0.89
Money Market Deposits	129,963	401	0.41	117,160	377	0.43
Time Deposits	320,890	3,859	1.61	382,465	4,770	1.67
Borrowed Funds	31,305	328	1.40	30,347	358	1.58
Total Interest Bearing Liabilities	612,850	5,296	1.15%	634,765	6,052	1.27%
Non-Interest Bearing Liabilities:
Demand Deposits	128,732			95,618
Other Liabilities	2,785			2,550
Total Non-Interest Bearing Liabilities	131,517			98,168
Stockholders’ Equity	74,969			67,905
Total Liabilities and Stockholders' Equity	$819,336			$800,838
Net Interest Income
(Tax Equivalent Basis)		$18,462			$17,727
Tax Equivalent Basis adjustment		(27)			(29)
Net Interest Income		$18,435			$17,698
Net Interest Rate Spread			2.78%			2.75%
Net Interest Margin			3.06%			3.00%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.24

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $1.1 million and $1.6 million for the three months and nine month periods ended September 30, 2016, respectively, compared to a recovery of $124 thousand and provision of $659 thousand for the three month and nine month periods ended September 30, 2015. The majority of the increase in the provision for the three months ended September 30, 2016 is related to a single credit placed on non-accrual status in the third quarter of 2016.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities.  For the three months and nine months ended September 30, 2016, non-interest income increased by $104 thousand and $168 thousand, respectively, as compared to the three months and nine months ended September 30, 2015.

Non-interest Expense

Non-interest expense was $4.2 million during the third quarter of 2016 compared to $3.9 million in the third quarter of 2015, an increase of approximately $353 thousand.  This increase was primarily due to increases in salaries and employee benefits of $209 thousand, professional fees of $159 thousand and data processing of $56 thousand. For the nine months ended September 30, 2016, non-interest expense was $12.7 million compared to $11.5 million for the nine months ended September 30, 2015, an increase of $1.2 million, or 10.1%.  The nine month increases were primarily due to salaries and employee benefits which included severance, FDIC premiums, professional fees, data processing and other expenses of $680 thousand, $295 thousand, $196 thousand, $152 thousand and $115 thousand, respectively. These  increases were related to the Company’s efforts to enhance its risk management structure, including consultant costs, legal expense, retaining experienced staff and the cost of loan system upgrades.

Income Tax Expense

The income tax provision decreased $416 thousand to $322 thousand for the three months ended September 30, 2016 from $738 thousand for the quarter ended September 30, 2015.  For the nine months ended September 30, 2016, income tax expense was $1.6 million, a decrease of $396 thousand from the nine months ended September 30, 2015.  The effective tax rate for the three and nine month periods ended September 30, 2016, were 32.1% and 34.8%, respectively, compared to 35.2% and 34.6%, respectively, for the corresponding periods in 2015.

FINANCIAL CONDITION

Total consolidated assets increased by $32.2 million, or approximately 4.09%, from $802.9 million at December 31, 2015 to $835.1 million at September 30, 2016.  Loans receivable, or “total loans,” increased from $645.1 million at December 31, 2015 to $660.2 million at September 30, 2016, an increase of approximately $15.1 million, or 2.4%.  Total cash and cash equivalents increased from $74.1 million at December 31, 2015 to $92.4 million at September 30, 2016, an increase of $18.2 million.  Total deposits grew by $24.5 million to $725.2 million at September 30, 2016, from $700.7 million at December 31, 2015. Borrowed funds grew to $31.7 million at September 30, 2016 from $26.5 million at December 31, 2015.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 2.3% to reach $651.4 million at September 30, 2016 from $636.7 million at December 31 2015. Historically, we offered residential mortgage loans. However in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods, exclusive of the results of the presentation reclassification of the Company’s loan portfolio, primarily effecting commercial loans and residential mortgages made effective as of September 30, 2016, as described in Note 5 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10Q. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

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

Impaired loans are identified by evaluating factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Non-performing assets include loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more, troubled debt restructured loans and foreclosed assets.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income.  Payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors warrant returning the loan to accruing status.

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

As of September 30, 2016 the Bank had twenty non-accrual loans totaling approximately $9.1 million, compared to non-accrual loans totaling $7.4 million at year end 2015. The increase in non-accrual loans reflects the impact of a credit with an outstanding balance of $1.4 million being placed on non-accrual during the third quarter. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2016, the gross interest income that would have been recorded in such periods would have been approximately $62 thousand and $148 thousand, respectively.

Within its nonaccrual loans at September 30, 2016, the Bank had five residential mortgage loans, eight home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.  During the third quarter of 2016, there were four new TDR loans totaling $1.4 million of which one was a residential mortgage and three were home equity loans.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions.    At September 30, 2016, nonaccrual TDR loans had an outstanding balance of $7.6 million and had no specific reserves connected with them.  Of the TDR loans, two residential mortgage loans and two home equity loans totaling $524 thousand and $103 thousand, respectively, are performing in accordance with their modified terms.  At September 30, 2016, the Bank had a total of four accruing loans which met the definition of a TDR.

Investment Securities

Securities held as available for sale (“AFS”) were $61.8 million at September 30, 2016 compared to $64.8 million at December 31, 2015.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $725.2 million at September 30, 2016 from $700.7 million at December 31, 2015, an increase of $24.5 million, or 3.5%.  Time deposits decreased by $43.3 million while savings and other interest bearing and noninterest bearing accounts increased by $37.4 and $30.4 million, respectively, during the first nine months of 2016. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the Federal Home Loan Bank of New York (“FHLBNY”).  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At September 30, 2016 and December 31, 2015, the Bank had outstanding borrowings of $31.6 million and $26.5 million, respectively, with the FHLBNY.

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

As of September 30, 2016, we had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at September 30, 2016.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At September 30, 2016, we have $ 31.6 million of borrowed funds from the FHLBNY.

Our total deposits equaled $725.2 million and $700.7 million, respectively, at September 30, 2016 and December 31, 2015. Cash and cash equivalents increased from $74.2 million on December 31, 2015 to $92.4 million on September 30, 2016.

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

As of September 30, 2016, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2016, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: November 14, 2016	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
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