Form 10-K
period 2016-12-31
Bancorp of New Jersey, Inc.
filed 2017-03-30
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES   ☐   NO   ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $52,443,191 based on the last sale price as of such date.

The number of shares outstanding of the registrant’s common stock, no par value, outstanding as of March 17, 2017 was 6,327,491.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders to be held May 25, 2017, are incorporated by reference in Part III of this annual report on Form 10‑K.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions may increase significantly; (2) changes in the interest rate environment may reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (4) general economic conditions may be less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions may adversely affect the businesses in which we are engaged; (7) changes and trends in the securities markets may adversely impact us; (8) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (9) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (11) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect our financial results are included in Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Bancorp of New Jersey, Inc. We assume no obligation to update forward-looking statements at any time.

ITEM 1.              BUSINESS

General

Bancorp of New Jersey, Inc., is referred to herein as “we” or the “Company”. The Company is a one-bank holding company incorporated under the laws of the State of New Jersey in November, 2006 to serve as a holding company for Bank of New Jersey, referred to as the “Bank.”  (Unless the context otherwise requires, all references to the “Company” in this annual report shall be deemed to refer also to the Bank).  The Company was organized at the direction of the board of directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  On July 31, 2007, the Company became the bank holding company of the Bank.

During the third quarter of 2014, the Bank formed BONJ-New Jersey Investment Company, a New Jersey corporation; BONJ- Delaware Investment Company, a Delaware corporation; and BONJ REIT Inc., a New Jersey corporation.  These subsidiaries were formed as part of the establishment by the Company of a real estate investment trust to reduce the Company’s effective corporate tax rate.

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its main office at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, and its nine branch offices located at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, 4 Park Street, Harrington Park, New Jersey, 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, sometimes referred to as the “FRB.”  The Bank is supervised and regulated by the Federal Deposit Insurance Corporation or “FDIC” and the New Jersey Department of Banking and Insurance or “NJDOBI”.  The Bank’s deposits are insured by the FDIC up to applicable limits.  The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the NJDOBI.  The principal executive offices of the Bank are located at 1365 Palisade Avenue, Fort Lee, NJ, 07024 and the telephone number is (201) 944-8600. We expect to relocate our corporate headquarters to 750 East Palisades Avenue, Englewood Cliffs, New Jersey later this year. This move will enable us to consolidate our operations and more efficiently serve our customers.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans and consumer loans.  In addition, the Bank provides other customer services and makes investments in securities, as permitted by law.  The Bank continues to offer community-oriented relationship banking in an area that is presently dominated by larger, statewide and national institutions.  Our goal remains to establish and retain customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to businesses, professionals, and individuals in the local market.  As a locally operated community bank, the Bank seeks to provide superior customer service that is highly personalized, efficient, and responsive to local needs.  To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and to a broader market through the use of mail, telephone, and internet banking.  The Bank strives to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

The specific objectives of the Bank are:

•	To provide local businesses, professionals, and individuals with banking services responsive to and determined by the local market;

•	For bank management to be accessible to and engaged with its customers, shareholders and communities;

•	To attract deposits and loans by competitive pricing; and

•	To provide a reasonable return to shareholders on capital invested.

Market Area

The principal market for our deposit gathering and lending activities is within Bergen County in New Jersey.  The market is dominated by offices of large statewide and interstate banking institutions.  The market area has a relatively affluent population base of potential customers for our services and a diversified mix of commercial businesses and residential neighborhoods. In order to meet the demands of this market, the Company operates its main office in Fort Lee, New Jersey and nine branch offices, three in Fort Lee, one in Hackensack, one in Haworth, one in Harrington Park, one in Englewood, one in Cliffside Park, and one in Woodcliff Lake, all in Bergen County, New Jersey. We offer convenient branch hours, online banking, mobile banking and remote deposit capture for commercial customers.

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

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 88.8% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2016.

Employees

At December 31, 2016, the Company employed seventy-five full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

Supervision and Regulation

General

The Company and the Bank are each extensively regulated under both federal and state law.  These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and condition the Company’s ability to repurchase stock or to receive dividends from the Bank or pay dividends to its shareholders. The Company is also subject to comprehensive examination and supervision by the FRB and the Bank is also subject to comprehensive examination and supervision by NJDOBI and the FDIC.  These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. This supervisory framework could materially impact the conduct and profitability of the Company’s and Bank’s activities. Federal and state banking regulators have the authority to initiate informal or formal enforcement actions against the Company and the Bank. Informal actions may include board resolutions approved by the applicable regulators, supervisory letters or memoranda of understanding. Formal actions may include consent orders, cease-and-desist orders, termination of deposit insurance and civil money penalties. Informal actions are generally a confidential part of the regulators’ examination and supervisory process and may not be disclosed without the permission of the regulators. All formal actions, however, are publicly disclosed.

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

The BHCA was substantially amended by the Gramm-Leach-Bliley Act (“GLBA”), which among other things permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities, among other activities. To become a financial holding company, the Company and the Bank must be “well capitalized” and “well managed” (as defined by federal law), and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating.  GLBA also imposes certain privacy requirements on all financial institutions and their treatment of consumer information.  At this time, the Company has not elected to become a financial holding company, as we do not engage in any non-banking activities which would require us to be a financial holding company.

There are a number of restrictions imposed on the Company and the Bank by law and regulatory policy that are designed to minimize potential loss to the depositors of the Bank and the FDIC insurance fund in the event the Bank should become insolvent.  For example, FRB policy and regulation require a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy and regulation. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Supervision and Regulation of the Bank

The operations and investments of the Bank are also limited by federal and state statutes and regulations. The Bank is subject to the supervision and regulation by the NJDOBI and the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be originated, and limits on the type of activities in which the Bank may engage and the investments it may make. Under the GLBA, the Bank may engage in expanded activities (such as insurance sales and securities underwriting) through the formation of a “financial subsidiary.”  In order to be eligible to establish or acquire a financial subsidiary, the Bank must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. At this time, the Bank does not engage in any activity which would require it to maintain a financial subsidiary.

The Bank is also subject to federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including the Company. Under these provisions, transactions (such as a loan or investment) by the Bank with any nonbank affiliate are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with such affiliate or 20% of capital and surplus for all covered transactions with all affiliates. Any such extensions of credit, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate.  The Dodd-Frank Act imposed additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

The Final Rule changed the assessment base for insured depository institutions from adjusted domestic deposits to the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.  Tangible equity is defined in the Final Rule as Tier 1 Capital and shall be calculated monthly, unless, like us, the insured depository institution has less than $1 billion in assets. In that case, the insured depository institutions calculate the Tier 1 Capital on an end-of-quarter basis.  Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

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

The Final Rule also creates a new rate schedule that intends to provide more predictable assessment rates to financial institutions.  The revenue under the new rate schedule will be approximately the same.  Moreover, it indefinitely suspends the requirement that the FDIC pay dividends from the insurance fund when it reaches 1.5 percent of insured deposits, to increase the probability that the fund reserve ratio will reach a sufficient level to withstand a future crisis.  In lieu of the dividend payments, the FDIC has adopted progressively lower assessment rate schedules that become effective when the reserve ratio exceeds 2 percent and 2.5 percent.

The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance.

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

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 600% for certain equity exposures.

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

These requirements apply to all insured depository institutions and to bank holding companies with at least $1 billion in consolidated assets. Therefore, these requirements only apply to the Bank, not the Company, at this time.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the 0.625% level, and the required buffer increases by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The final rules allow community banks to make a one-time election not to include accumulated other comprehensive income (AOCI) in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was required to be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule. On March 19, 2015, the Company’s Board of Directors adopted a resolution to “opt-out” of the inclusion of the components of AOCI in regulatory capital.

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

Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the prior general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

At December 31, 2016, the Bank met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 10.98%; its ratio of tier 1 capital to risk-weighted assets of 10.98%; its ratio of total capital to risk-weighted assets of 12.21%; and its leverage ratio of 9.29%. As can be seen from these ratios, the Bank also satisfied its capital conservation buffer.

Prompt Corrective Action

In addition to the required minimum capital levels described above, Federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls.  Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized.  Under the rules, an institution will be deemed “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 6.5%, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 4.0 percent, has a common equity Tier 1 capital ratio of at least 4.5%, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent,  (iii) has a Tier 1 leverage ratio of  less than 4.0 percent, or (iv) has a common equity Tier 1 capital ratio of less than 4.5%. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent,  (iii) has a Tier 1 leverage ratio of less than 3.0 percent, or (iv) has a common equity Tier 1 capital ratio of less 3.0%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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

As of December 31, 2016, the Bank was classified as “well capitalized.”  This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2016, the bank maintains a “satisfactory” CRA rating.

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

The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”), which is an independent organization within the Federal Reserve System with broad authority to regulate the consumer finance industry including regulated financial institutions such as us, and non-banks and others who are involved in the consumer finance industry.  The CFPB has exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee non federally regulated entities, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive (“UDA”).  The federal consumer finance laws and all of the functions and responsibilities associated with them were transferred to the CFPB on July 21, 2011. While the CFPB has the exclusive power to interpret, administer and enforce federal consumer finance laws and UDA, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over insured depository institutions like us that have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

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

•	Makes permanent the $250,000 limit for federal deposit insurance;
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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, including rules regulating compensation of residential mortgage loan originators and mortgage loan servicing practices, and defining qualified mortgage loans, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. In addition, as a result of the recent presidential election, some commentators believe the Dodd-Frank Act may be repealed, in whole or in part, or substantially amended. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business, financial condition, results of operations or cash flow. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions and/or have other impacts that are as of yet unknown to us.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses, any of which could have an adverse effect on our business, financial condition, results of operations, or cash flow.

Ability to Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (which became effective January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

•	current or reasonably expected income or assets;
•	current employment status;
•	the monthly payment on the covered transaction;
•	the monthly payment on any simultaneous loan;
•	the monthly payment for mortgage-related obligations;
•	current debt obligations, alimony, and child support;
•	the monthly debt-to-income ratio or residual income; and
•	credit history.

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result the originator will be deemed to have satisfied the ability-to-repay requirement. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules. The final rule, as issued, is not expected to have a material impact on our lending activities or our results of operations or financial condition.

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

ITEM 1A.            RISK FACTORS

An investment in our common stock involves risks. Stockholders should carefully consider the risks described below, together with all other information contained in this Annual Report on Form 10-K, before making any purchase or sale decisions regarding our common stock. If any of the following risks actually occur, our business, financial condition or operating results may be harmed. In that case, the trading price of our common stock may decline, and stockholders may lose part or all of their investment in our common stock.

Risks Applicable to Our Business:

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from growth. Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. The loss of members of our senior management team, including those officers named in the summary compensation table of our proxy statement, could have a material adverse effect on our results or operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

We may need to raise additional capital to execute our growth oriented business strategy.

In order to continue our growth, we will be required to maintain our regulatory capital ratios at levels higher than the minimum ratios set by our regulators. In light of current economic conditions, our regulators have been seeking higher capital bases for insured depository institutions experiencing strong growth. In addition, the implementation of the Basel III regulatory capital requirements may require us to increase our regulatory capital ratios and raise additional capital. We can offer you no assurances that we will be able to raise capital in the future, or that the terms of any such capital will be beneficial to our existing security holders. In the event we are unable to raise capital in the future, we may not be able to continue our growth strategy

We have a significant concentration in commercial real estate loans.

Our loan portfolio is made up largely of commercial real estate loans. Loans secured by owner-occupied real estate are reliant on the operating businesses to provide cash flow to meet debt service obligations, and as a result they are more susceptible to the general impact on the economic environment affecting those operating companies as well as the real estate. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

At December 31, 2016, we had $492 million of commercial real estate loans, which represented 74.53% of our total loan portfolio. Our commercial real estate loans include loans secured by multifamily, owner-occupied and non-owner-occupied properties for commercial uses.

Although the economy in our market area generally, and the real estate market in particular, is improving, we can give you no assurance that it will continue to grow or that the rate of growth will accelerate.  Many factors, including continuing European economic difficulties, a strengthening U.S. dollar, and potential international trade tariffs could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market in the future may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

If we are limited in our ability to originate loans secured by commercial real estate we may face greater risk in our loan portfolio.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels. Such capital may not be available at that time, and may result in our regulators requiring us to reduce our concentration in commercial real estate loans.

If because of our concentration of commercial real estate loans, or for any other reasons, we are limited in our ability to originate loans secured by commercial real estate, our results of operations may be negatively impacted and we may incur greater risk in our loan portfolio.

The small to medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause the Bank to incur substantial credit losses that could negatively affect our results of operations and financial condition.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Historically low interest rates may adversely affect our net interest income and profitability.

During the last seven years it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “Risk Factors-Changes in interest rates may adversely affect or our earnings and financial condition.”

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition comes principally from other banks, savings institutions, mortgage banking companies, and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations.

These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations, which may increase our cost of funds.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

External factors, many of which we cannot control, may result in liquidity concerns for us.

Liquidity risk is the potential that the Bank may be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, operating expenses, capital expenditures and dividend payments to shareholders.

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to market factors or an adverse regulatory action against us. In addition, our ability to use alternate deposit originations channels could be substantially impaired if we fail to remain “well capitalized”.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers.  Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Declines in the value of our investment securities portfolio may adversely impact our results.

As of December 31, 2016, we had approximately $68.9 million in investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the

Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

As a regulated Bank, the ability to pay dividends is subject to regulatory limitations, which may impact the Company’s ability to pay dividends to its shareholders.

As a bank holding company, the Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations. We currently depend on the Bank’s cash and liquidity to pay our operating expenses and to fund dividends to shareholders. We cannot assure you that in the future the Bank will have the capacity to pay the necessary dividends and that we will not require dividends from the Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from the Bank. It is possible, depending upon our and the Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event that the Bank is unable to pay dividends, we may not be able to service our obligations, as they become due, or pay dividends on our capital stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

In addition, as described under “Capital Adequacy Guidelines,” beginning in 2016, banks and larger bank holding companies will be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Hurricanes and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses.

Risks Applicable to the Banking Industry Generally:

The financial services industry is undergoing a period of great volatility and disruption.

Beginning in mid-2007, there has been significant turmoil and volatility in global financial markets. Recent market uncertainty regarding the financial sector has increased. In addition to the impact on the economy generally, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

•

Net interest income, the difference between interest earned on our interest earning assets and interest paid on interest bearing liabilities, represents a significant portion of our earnings. Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

•

The market value of our securities portfolio may decline and result in other than temporary impairment charges. The value of securities in our portfolio is affected by factors that impact the U.S. securities market in general as well as specific financial sector factors and entities.

•	Asset quality may deteriorate as borrowers become unable to repay their loans.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan defaults and nonperformance. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan portfolio. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan and lease losses and may require an increase in our allowance for loan and lease losses.

Although we believe that our allowance for loan and lease losses is adequate to cover known and probable incurred losses included in the portfolio, we cannot assure you that we will not further increase the allowance for loan and lease losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase. For example, we estimate that as of December 31, 2016, a 200 basis point increase in interest rates would have resulted in our economic value of portfolio equity declining by approximately $11.2 million or 10.76%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

The banking business is subject to significant government regulations.

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. Our management cannot predict what effect any such future modifications will have on our operations. In addition, the primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

For example, the Dodd-Frank Act may result in substantial new compliance costs. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. In addition, as a result of the 2016 elections, certain provisions of The Dodd-Frank Act may be repealed or modified. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

The act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, originators must make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term.  If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the CFPB to adopt a definition. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest-only, have excessive upfront points or fees, have negative amortization features or balloon payments,  or have terms in excess of 30 years.  The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.
•	Deposit insurance is permanently increased to $250,000.
•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

In addition, in order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the Federal banking agencies, including the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, approved, as an interim final rule, the regulatory capital requirements for U.S. insured depository institutions and their holding companies. This regulation requires financial institutions to maintain higher capital levels and more equity capital.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

The laws that regulate our operations are designed for the protection of depositors and the public, not our shareholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the Deposit Insurance Fund and not for the purpose of protecting shareholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business. Legislative and regulatory changes may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

The potential impact of changes in monetary policy and interest rates may negatively affect our operations.

Our operating results may be significantly affected (favorably or unfavorably) by market rates of interest that, in turn, are affected by prevailing economic conditions, by the fiscal and monetary policies of the United States government and by the policies of various regulatory agencies. Our earnings will depend significantly upon our interest rate spread (i.e., the difference between the interest rate earned on our loans and investments and the interest raid paid on our deposits and borrowings). Like many financial institutions, we may be subject to the risk of fluctuations in interest rates, which, if significant, may have a material adverse effect on our operations.

We cannot predict how changes in technology will impact our business; increased use of technology may expose us to service interruptions or breaches in security.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	Telecommunications;
•	Data processing;
•	Automation;
•	Internet-based banking, including personal computers, mobile phones and tablets;
•	Debit cards and so-called “smart cards”; and
•	Remote deposit capture.

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business customers via our website, www.bonj.net, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by customers or other third parties. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

The Company, currently, conducts its business through its main office located at 1365 Palisade Avenue, Fort Lee, New Jersey, and its nine branches. Our new headquarters location at 750 Palisade Avenue, Englewood Cliffs, New Jersey will be put in use in 2017. We expect to ultimately also have a branch in our headquarters location. The following table sets forth certain information regarding the Company’s properties as of the date of this report.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2020
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	February, 2026
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	November, 2018
Harrington Park, NJ, 07640

104 Grand Avenue	Leased	August, 2021
Englewood, NJ 07631

354 Palisade Avenue	Leased	July, 2021
Cliffside Park, NJ 07010

585 Chestnut Ridge Road	Leased	August, 2017
Woodcliff Lake, NJ 07677

750 Palisade Avenue	Leased	June, 2019
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

The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low
Year Ended December 31, 2016
Fourth quarter	$13.50	$10.50
Third quarter	11.84	11.03
Second quarter	13.50	10.64
First quarter	12.80	9.75

Year Ended December 31, 2015
Fourth quarter	$11.65	$10.66
Third quarter	11.82	10.40
Second quarter	11.88	10.82
First quarter	11.88	10.30

Holders

As of March 23, 2017 there were approximately 1,100 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Dividends

In 2016, the Company declared three quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2016, June 30, 2016 and September 30, 2016.

In 2015, the Company declared four quarterly cash dividends.  Cash dividends of $0.06 per share were paid to shareholders on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following tables summarize our equity compensation plan information as of December 31, 2016:

			Number of shares
	Number of shares		of common stock
	of common stock		remaining
	to be issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	86,460	$11.28	—

2007 Non-Qualified Stock Option Plan for Directors	310,000	$11.50	94,668

2011 Equity Incentive Plan	30,000	$11.23	140,532

Equity compensation plans not approved by security holders	—	—	—

Total	426,460	$11.44	235,200

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

In addition to historical information, this discussion and analysis contains forward-looking statements.  The forward-looking statements contained herein are subject to numerous assumptions, risks and uncertainties, all of which can change over time, and could cause actual results to differ materially from those projected in the forward-looking statements.  We assume no duty to update forward-looking statements, except as may be required by applicable law or regulation.  Important factors that might cause such a difference include, but are not limited to, those discussed under item 1A “Risk factors” herein as well as economic conditions, affecting the financial industry; changes in interest rates and shape of the yield curve; credit risk associated with our lending activities; risks relating to our market area, significant real estate collateral and the real estate market; legislative and regulatory changes, and our ability to comply with the significant laws and regulations impacting the banking and financial services industry; operating, legal and regulatory compliance risk; regulatory capital requirements and our ability to raise and maintain capital; our ability to prevent, detect, and respond to any cyberattacks in order to protect our information assets and supporting infrastructure, including information of our customers; our ability to attract and retain well-qualified management; fiscal and monetary policy; economic, political and competitive forces affecting our business; risks associated with potential business combinations; and that management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date, except as may be required by applicable law or regulation.

Overview and Strategy

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006. Our main office is located at 1365 Palisade Avenue, Fort Lee, NJ 07024 and our current nine branch offices are located at 1365 Palisade Avenue, Fort Lee, NJ 07024, 204 Main Street, Fort Lee, NJ  07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 4 Park Street, Harrington Park, NJ 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.

We conduct a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  We make commercial and consumer loans. In addition, we provide other customer services and make investments in securities, as permitted by law.  We have sought to offer community-oriented relationship banking in an area that is dominated by larger, statewide and national financial institutions.  Our focus remains on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to businesses, professionals and individuals in the local market.  As a locally operated community bank, we believe we provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve our customers and expand our market reach, we provide for the delivery of certain financial products and services to local customers and a broader market through the use of mail, telephone, internet, and electronic banking.  We endeavor to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

Our specific objectives are:

•	To provide local businesses, professionals, and individuals with banking services responsive to and determined by the local market;

•	For Bank management to be accessible to and engaged with our customers, shareholders and communities;

•	To attract deposits and loans by competitive pricing; and

•	To provide a reasonable return to shareholders on capital invested.

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) classified loans for which the general valuation allowance for the respective loan type is deemed to be inadequate; and (2) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and the identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Charge-offs are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General reserves are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

At December 31, 2016 and 2015, respectively, we consider the ALLL of $8.3 million and $8.0 million adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2016 and 2015, the Company had thirty eight and nineteen impaired loans, respectively.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). We believe the unrealized losses at December 31, 2016 were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016. At December 31, 2016 and 2015, respectively, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS - Years ended December 31, 2016 and 2015

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

2016 was a transition year for the Company. In April the Board of Directors appointed Nancy E. Graves to serve as a Director, President and Chief Executive Officer of the Company and the Bank. In addition we augmented our senior management team, hiring a new Chief Lending Officer, Chief Risk Officer and a Senior Vice President of Retail Banking and Human Resources to help ensure that we have the foundation, in commercial lending and risk management systems to support our growth in a safe and sound manner. During 2016, the management team undertook a comprehensive review of the Company. The resulting initiatives required increased investments in consulting, legal, and risk management systems, and affected our results of operations for 2016. We believe these efforts will contribute to our future performance and growth, and that they will help ensure our continued safe and sound operation.

The Company has devoted much of 2016 to enhancing risk management to support our future growth. The large concentration in CRE requires experienced management and systems to monitor the loan portfolio. The 2016 investments will allow us to manage our current portfolio and our growth.

Net Income

For the year ended December 31, 2016, net income decreased by $807 thousand, to $4 million from $4.8 million for the year ended December 31, 2015.  The decrease in net income for the year ended December 31, 2016 compared to 2015 was due to increases in the provision for loan losses of $646 thousand and other operating expense of $1.7 million, which were partially offset by decreases in interest expense and income tax expense of $1.1 million and $400 thousand, respectively.  The decrease in interest expense is reflective of promotional higher yield certificate of deposits rolling over to lower yield products and non-interest bearing deposits. The majority of the increase in the provision for loan losses is related to a single credit placed on non-accrual status with an accompanying loss in the third quarter of 2016.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2016 were $0.64 as compared to basic and diluted earnings per share of $0.79 for the year ended December 31, 2015.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  Interest income on total loans decreased by $209 thousand for the year ended December 31, 2016 as compared to December 31, 2015 due to a decrease in yield on total loans to 4.63% in 2016 from 4.73% in 2015, reflecting the continued low interest rate environment. Average total loans increased by $9.9 million in 2016 to $653.5 million from $643.6 million in 2015. Total interest expense decreased by $1.1 million to $7.0 million compared to $8 million in the prior year. The decline reflects a decrease in interest expense on certificates of deposit of $1.3 million partially offset by an increase of $278 thousand in savings and money market deposits, and was substantially due to maturing higher yielding certificates of deposits being replaced by lower yielding savings, money market and demand deposits. During the year average time deposits declined by $63.9 million to $315.3 million from $379.2 million in the prior year. In addition, the average balance of borrowings increased from $29.5 million in 2015, to $30.2 million in 2016, an increase of $706 thousand. Average non-interest bearing deposits increased to $132.1 million in 2016 from $99.4 million in 2015.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2016, 2015 and 2014, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2016, 2015, and 2014 was $37, $37, and $46 thousand, respectively.  Securities available for sale are reflected in the following table at average amortized cost.  Nonaccrual loans are included in the average loan balance.   Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 40% in 2016, 2015 and 2014.

For the years ended December 31,

(dollars in thousands)

	2016			2015			2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$653,534	30,241	4.63%	$643,587	30,451	4.73%	$548,370	26,879	4.90%
Securities	67,198	788	1.17	69,521	924	1.33	79,872	973	1.22
Federal Funds Sold	1,146	32	2.79	1,312	6	0.46	1,351	5	0.37
Interest-earning cash accounts	87,822	385	0.44	78,553	182	0.23	24,191	48	0.20
Total interest-earning Assets	809,700	31,446	3.88%	792,973	31,563	3.98%	653,784	27,905	4.27%
Non-interest earning Assets	21,161			18,739			19,030
Allowance for Loan Losses	(8,257)			(7,632)			(6,233)
	$822,604			$804,080			$666,581

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Demand Deposits	$35,069	$75	0.21%	$30,880	$70	0.23%	$27,384	$65	0.24%
Savings Deposits	98,127	901	0.92	75,618	672	0.89	47,572	398	0.84
Money Market Deposits	133,605	547	0.41	117,595	502	0.43	112,021	536	0.48
Time Deposits	315,303	5,026	1.59	379,225	6,332	1.67	328,927	5,397	1.64
Borrowed Funds	30,227	425	1.41	29,521	465	1.58	14,732	215	1.46
Total Interest Bearing Liabilities	612,331	6,974	1.14%	632,839	8,041	1.27%	530,636	6,611	1.25%
Non-Interest Bearing Liabilities:
Demand Deposits	132,098			99,376			75,484
Other Liabilities	2,756			2,654			2,021
Total Non-Interest Bearing Liabilities	134,854			102,030			77,505
Stockholders’ Equity	75,419			69,211			58,440
LIABILITIES AND
STOCKHOLDERS’ EQUITY:	$822,604			$804,080			$666,581

Net Interest Income
(Tax Equivalent Basis)		$24,472			$23,522			$21,294
Tax Equivalent Basis adjustment		(37)			(37)			(46)
Net Interest Income		$24,435			$23,485			$21,248
Net Interest Rate Spread			2.74%			2.71%			3.02%
Net Interest Margin			3.02%			2.97%			3.26%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.25			1.23

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2016 and 2015, respectively (in thousands). Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	Year ended December 31,			Year ended December 31,
	2016 compared with 2015			2015 compared with 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$571	$(781)	$(210)	$4,464	$(892)	$3,572
Securities	(29)	(107)	(136)	(198)	158	(40)
Federal funds sold	(1)	27	26	—	1	1
Interest bearing deposits in banks	23	180	203	126	8	134
Total interest income	564	(681)	(117)	4,392	(725)	3,667

Interest expense:
Demand deposits	14	(9)	5	7	(2)	5
Savings deposits	206	23	229	249	25	274
Money market deposits	68	(23)	45	31	(65)	(34)
Time deposits	(1,017)	(289)	(1,306)	835	100	935
Borrowed funds	11	(51)	(40)	232	18	250
Total interest expense	(718)	(349)	(1,067)	1,354	76	1,430
Change in net interest income	$1,282	$(332)	$950	$3,038	$(801)	$2,237

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $1.6 million and $924 thousand for the years ended December 31, 2016 and 2015, respectively. The majority of the increase in the provision is related to a single credit placed on non-accrual status with an accompanying loss in the third quarter of 2016.

Non-Interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities. For the year ended December 31, 2016, non-interest income increased by $167 thousand to $491 thousand, from the $324 thousand during the year ended December 31, 2015.  The increase in non-interest income was primarily due to a $102 thousand non-recurring item collected in the third quarter.

Non-Interest Expenses

Non-interest expense for the year ended December 31, 2016 was $17.0 million compared to $15.5 million for the year ended December 31, 2015, an increase of $1.5 million, or 10.9%.  The increase was primarily due to salaries and employee benefits, data processing, professional fees and other expenses of $704 thousand, $227 thousand, $769 thousand and $246 thousand, respectively. These increases were primarily related to the Company’s efforts to enhance its risk management structure, including consultant costs, legal expense, retaining experienced staff and the cost of loan system upgrades.

Income Tax Expense

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2016 and 2015 was $2.1 million and $2.5 million, respectively, representing a decrease of $400 thousand.  The decrease in the income tax expense for 2016 as compared to 2015 was due to the decrease in pretax income for 2016 as compared to 2015.  The effective tax rate for 2016 was 34.8% compared to 34.5% for 2015.

FINANCIAL CONDITION — Years ended December 31, 2016 and December 31, 2015

Total consolidated assets increased by $19.5 million, or approximately 2.43%, from $802.9 million at December 31, 2015 to $822.4 million at December 31, 2016. Loans receivable, or “total loans,” increased from $645.1 million at December 31, 2015 to $660.5 million at December 31, 2016, an increase of approximately $15 million, or 2.4%.  Total cash and cash equivalents increased from $74.1 million at December 31, 2015 to $76.8 million at December 31, 2016, an increase of $2.7 million.  Total deposits grew by $17.2 million to $718.0 million at December 31, 2016, from $700.7 million at December 31, 2015. Borrowed funds decreased to $25.0 million at December 31, 2016 from $26.5 million at December 31, 2015.

Loans

Our loan portfolio is the primary component of our assets.  Total loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 2.4% to reach $651.7 million at December 31, 2016 from $636.7 million at December 31 2015. Historically, we offered residential mortgage loans. However in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods, exclusive of the results of the presentation reclassification of the Company’s loan portfolio, primarily affecting commercial loans and residential mortgages made effective as of September 30, 2016. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

Our loan portfolio consists of commercial loans, commercial and residential real estate loans, consumer loans and home equity loans.  Commercial construction, line of credit and commercial mortgage loans are made for the purpose of providing working capital primarily for construction, financing the purchase of an income producing property, purchase of equipment or inventory, as well as for other business purposes.  Commercial real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential investment property. We have a concentration of commercial loans collateralized by real estate.

We have not made any sub-prime loans.    We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands):

	December 31,
	2016	2015	2014	2013	2012

Commercial real estate	$492,296	$460,396	$431,727	$298,548	$246,545
Residential mortgages	78,961	48,698	56,079	53,601	54,332
Commercial	30,259	69,855	75,174	57,634	64,900
Home equity	58,399	63,308	69,631	61,204	68,737
Consumer	656	2,805	1,347	1,478	1,215

Total Loans	$660,571	$645,062	$633,958	$472,465	$435,729

(1)

Reflects the results of a presentation reclassification of the company’s loan portfolio, primarily affecting commercial loans and residential mortgages made effective during the year ended December, 31 2016.

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2016 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial real estate	$85,640	$84,935	$5,588	$176,163
Residential mortgages	8,810	15,872	38,481	63,163
Commercial	6,348	3,842	2,193	12,383
Home equity	1,382	—	957	2,339
Consumer	92	189	228	509

Loans with Adjustable Rate
Commercial real estate	$49,183	$155,497	$111,453	316,133
Residential mortgages	2,569	8,766	4,463	15,798
Commercial	15,815	1,535	526	17,876
Home equity	8,780	1,500	45,780	56,060
Consumer	147	—	—	147

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

As of December 31, 2016 the Bank had thirty non-accrual loans totaling approximately $18.8 million, compared to non-accrual loans totaling $7.4 million at year end 2015. The increase in non-accrual loans reflects the impact of a credit with an outstanding balance of $1.4 million being placed on non-accrual during the third quarter, a credit with outstanding balance of $4.9 million placed on non-accrual in the fourth quarter and $5.1 million of various smaller credits that were placed on non-accrual status throughout the year.  If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2016, the gross interest income that would have been recorded would have been approximately $354 thousand.

Within its nonaccrual loans at December 31, 2016, the Bank had five residential mortgage loans, seven home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan. TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions.    At December 31, 2016, nonaccrual TDR loans had an outstanding balance of $7.2 million and had no specific reserves connected with them.  At December 31, 2016, accruing TDR loans had an outstanding balance of $624 thousand. The modifications to these loans did not involve principal forgiveness.

As of December 31, 2015, the Bank had fifteen nonaccrual loans totaling approximately $7.4 million, of which eight loans totaling approximately $3.8 million have specific reserves totaling $347 thousand and seven loans totaling approximately $3.5 million that have no specific reserve. If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $267 thousand for the year ended December 31, 2015.  Within its nonaccrual loans at December 31, 2015, the Bank had four residential mortgage loans, one home equity loan and one commercial real estate mortgage that met the definition of a TDR loan. TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or other actions to maximize collection.  At December 31, 2015, one residential mortgage loan with a balance of $248 thousand has a specific reserve of $90 thousand, three residential mortgage, one home equity and one commercial real estate TDR loans with cumulative balances of $ 3.1 million, $859 thousand and $367 thousand respectively, have no specific reserves connected with them. The modifications to these loans did not involve principal forgiveness.

The following table sets forth certain information regarding the Company’s impaired loans, nonaccrual loans, troubled debt restructured loans, accruing loans 90 days or more past due, and OREO as of December 31, 2016, 2015, 2014, 2013, and 2012:

	2016	2015	2014	2013	2012
Nonaccrual loans
Commercial real estate	$5,992	$842	$1,787	$1,700	$1,704
Residential mortgages	3,907	3,992	4,279	2,608	2,509
Commercial	3,256	—	—	50	325
Home equity	5,597	2,522	2,453	673	1,408
Total nonaccrual loans	18,752	7,356	8,519	5,031	5,946

Impaired but accruing
Commercial real estate	9,209	—	—	—	—
Home equity	55	—	—	—	—
Total accruing impaired loans	9,264

Performing troubled debt restructured loans
Commercial real estate	—	—	—	397	3,557
Residential mortgages	—	532	175	3,053	—
Home equity	—	104	60	1,060	—
Total performing impaired and troubled debt restructured loans	—	636	235	4,510	3,557

Total impaired loans	28,016	7,992	8,754	9,541	9,503
Other real estate owned	614	512	897	964	—

Total impaired loans and other nonperforming assets	$28,630	$8,504	$9,651	$10,505	$9,503

In each of the years noted in the table above, the Bank had no loans greater than 90 days delinquent that were accruing interest.

The Bank retains an external independent loan review firm. The loan review firm performs periodic examinations of selected commercial loans after the Bank has extended credit.  This review process is intended to identify adverse developments in individual credits, regardless of payment history.  The loan review firm also monitors the integrity of our credit risk rating system. The loan review firm reports directly to the audit committee of our board of directors and provides the audit committee with reports on asset quality.  The loan review firm’s reports are presented to our board of directors.

Allowance for Loan Losses

Our ALLL totaled $8.3 million, $8.0 million and $7.2 million, respectively, at December 31, 2016, 2015, and 2014.  The growth of the allowance is primarily due to the growth and composition of the loan portfolio, including growth in commercial real estate loans as a percentage of the portfolio.

The following is an analysis of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	2016	2015	2014	2013	2012

Balance, January 1	$8,020	$7,192	$5,775	$5,072	$4,474

Charge-offs:
Residential mortgages	(158)	—	(32)	—	(168)
Consumer loans	(1)	—	(93)	(22)	—
Home equity	(155)	—	(72)	—	(101)
Commercial	(1,026)	(264)	(327)	—	(340)
Commercial real estate	—	(60)	(940)	(89)	—

Recoveries:
Commercial real estate	35	226	—	—	6
Commercial	2	2	4	4	3
Consumer loans	—	—	—	—	—

Net charge-offs	(1,303)	(96)	(1,460)	(107)	(600)
Reclass reserve for unfunded loans	—	—	(198)	—	—
Provision charged to expense	1,570	924	3,075	810	1,198
Balance, December 31	$8,287	$8,020	$7,192	$5,775	$5,072

Ratio of net charge-offs to average loans
Outstanding	0.20%	0.01%	0.27%	0.02%	0.15%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated (dollars in thousands) :

	2016			2015
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable
Residential and commercial real estate	$6,479	78.18%	86.48%	$6,138	76.53%	78.92%
Commercial	809	9.76%	4.58%	1,066	13.29%	10.83%
Home equity	425	5.13%	8.84%	573	7.14%	9.81%
Consumer	6	0.07%	0.10%	39	0.49%	0.44%
	7,719	93.14%	100.00%	7,816	97.45%	100.00%
Unallocated	568	6.86%		204	2.55%
	$8,287	100.00%		$8,020	100.00%

	2014			2013			2012
			% of			% of	\			% of
		% of	Total		% of	Total			% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount		ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$5,298	73.67%	76.95%	$4,032	69.82%	74.54%		$3,472	68.46%	69.05%
Commercial	1,128	15.68%	11.86%	969	16.78%	12.20%		1,033	20.37%	14.89%
Home equity	500	6.95%	10.98%	593	10.27%	12.95%		383	7.55%	15.78%
Consumer	24	0.33%	0.21%	26	0.45%	0.31%		24	0.47%	0.28%

	6,950	96.63%	100.00%	5,620	97.32%	100.00%		4,912	96.85%	100.00%
Unallocated reserves	242	3.37%		155	2.68%			160	3.15%

	$7,192	100.00%		$5,775	100.00%			$5,072	100.00%

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

Investment Securities

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2016 and 2015, the portfolio was composed of U.S. Treasury securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

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

At December 31, 2016, total securities aggregated $68.9 million, of which $61.6 million were classified as AFS and $7.3 million were classified as HTM.  The Company had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2016, 2015, and 2014, respectively (in thousands):

	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprise obligations	$55,506	$55,321	$58,720	$58,397	$53,000	$52,049
U.S. Treasury obligations	6,400	6,268	6,512	6,353	6,623	6,402
Total available for sale	61,906	61,589	65,232	64,750	59,623	58,451

Held to Maturity
Obligations of states and political subdivisions	7,343	7,343	5,829	5,829	11,923	11,923
U.S. Treasury obligations	—	—	—	—	4,000	3,998
Total held to maturity	7,343	7,343	5,829	5,829	15,923	15,921
Total Investment Securities	$69,249	$68,932	$71,061	$70,579	$75,546	$74,372

The following tables set forth as of December 31, 2016 and 2015, the maturity distribution of the Company’s debt investment portfolio (in thousands):

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2016	Cost	Value	Cost	Value	Yield (1)

1 year or less
Government sponsored enterprise obligations	$—	$—	$22,035	$22,010	0.55%
Obligations of states and political subdivisions	7,343	7,343	—	—	0.97%
	7,343	7,343	22,035	22,010	0.65%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	33,471	33,311	1.24%
U.S. Treasury obligations	—	—	6,400	6,268	1.10%
	—	—	39,871	39,579	1.22%

Total	$7,343	$7,343	$61,906	$61,589	0.98%

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2015	Cost	Value	Cost	Value	Yield (1)

1 year or less
Government sponsored enterprise obligations	$—	$—	$15,720	$15,708	0.63%
Obligations of states and political subdivisions	5,829	5,829	—	—	0.92%
	5,829	5,829	15,720	15,708	0.71%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	43,000	42,689	1.34%
U.S. Treasury obligations	—	—	6,512	6,353	1.14%
	—	—	49,512	49,042	1.31%

Total	$5,829	$5,829	$65,232	$64,750	1.13%

During 2016, the Company did not sell any securities from its portfolio. The decrease in the portfolio is due to calls and maturities of securities.

During 2015, the Company sold three securities from its AFS portfolio, recognizing a loss of approximately $15 thousand.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $718 million at December 31, 2016 from $700.7 million at December 31, 2015, an increase of $17.2 million, or 2.6%.  Time deposits decreased by $57.6 million while savings and other interest bearing, and noninterest bearing accounts increased by $55.2 and $19.6 million, respectively, during the year ended December 31, 2016. Total brokered deposits were 27.2 million and $39.8 million at December 31, 2016 and 2015 respectively. The Company has no foreign deposits, nor are there any material customer concentrations of deposits. The Company is focused on lowering its overall cost of funds. In 2016 higher cost promotional CDs ran-off and DDA increased. The focus on increasing DDA accounts through expanding our relationships and increasing commercial compensating balances has resulted in non-interest bearing demand deposits accounting for approximately 20% of our deposits. Our Strategic Plan calls for a comprehensive marketing plan to achieve a change in deposit mix and drive branch traffic.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2016		2015		2014
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest bearing demand	$137,564		$117,919		$89,510
Interest bearing demand and money markets	174,396	0.37%	153,003	0.39%	135,604	0.43%
Savings	113,286	0.92%	79,453	0.89%	64,981	0.84%
Time deposits	292,742	1.59%	350,364	1.67%	358,879	1.64%

	$717,988		$700,739		$648,974

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2016 (in thousands):

Three months or less	$50,110
Over three months through 6 months	21,000
Over six months through twelve months	55,633
Over one year through three years	74,124
Over three years	52,330
$253,197

Return on Equity and Assets

The following table summarizes our (i) return on average assets, or net income divided by average total assets, (ii) return on average equity, or net income divided by average equity,(iii) equity to assets ratio, or average equity divided by average total assets and (iv) dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Financial Ratios:	2016	2015	2014
Return on Average Assets (ROA)	0.49%	0.60%	0.57%
Return on Average Equity (ROE)	5.31%	6.95%	6.49%
Equity to Total Assets	9.38%	8.11%	8.05%
Dividend Payout Ratio	28.19%	31.28%	33.94%

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

As of December 31, 2016, the Company had a $5.0 million line of credit with Atlantic Central Bankers Bank. In addition, the Bank had a $16.0 million overnight line of credit with Zions First National Bank, a $12.0 million overnight line of credit with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Central Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at December 31, 2016.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At December 31, 2016, we have $25 million of borrowed funds from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge.

Our total deposits equaled $718.0 million and $700.7 million, respectively, at December 31, 2016 and 2015.  The growth in funds provided by deposit inflows during this period coupled with our borrowed funds and cash position at the end of 2016 has been sufficient to provide for our loan demand.

Through the investment portfolio, we have generally sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while maintaining liquidity. The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and other liquidity needs. (See “Investment Securities”)

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipated, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability.  Because we have only $4.2 million of interest bearing liabilities with a maturity greater than five years, we believe that a static gap for the over five year time period reflects an accurate assessment of interest rate risk.  Our loan maturity assumptions are based upon actual maturities within the loan portfolio.  Equity securities have been included in

“Other Assets” as they are not interest rate sensitive.  At December 31, 2016, we were within the target gap range established by ALCO for all terms.

Cumulative Rate Sensitive Balance Sheet

December 31, 2016

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$6,473	$19,060	$29,353	$68,932	$—	$68,932

Loans	104,972	129,130	178,765	450,901	209,670	660,571

Federal Funds sold and Interest-Bearing Deposits in Banks	75,348	75,348	75,348	75,348	—	75,348
Other Assets	—	—	—	—	17,589	17,589

TOTAL ASSETS	$186,793	$223,538	$283,466	$595,181	$227,259	$822,440

Transaction / Demand Accounts	$28,806	$28,806	$28,806	$28,806	$—	$28,806
Money Market	145,591	145,591	145,591	145,591	—	145,591
Savings Deposits	113,286	113,286	113,286	113,286	—	113,286
Time Deposits	59,889	86,270	151,933	292,742	—	292,742

Borrowed Funds	—	5,000	5,000	25,008	—	25,008
Other Liabilities	—	—	—	—	139,863	139,863
Equity	—	—	—	—	77,144	77,144

TOTAL LIABILITIES AND EQUITY	$347,572	$378,953	$444,616	$605,433	$217,007	$822,440

Dollar Gap	$(160,779)	$(155,415)	$(161,150)	$(10,252)
Gap / Total Assets	(19.55)%	(18.90)%	(19.59)%	(1.25)%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	53.74%	58.99%	63.76%	98.31%

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

We continually evaluate interest rate risk management opportunities.  During 2016, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2016.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2016

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2017	2018	2019	2020	2021	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.63%	$178,765	$80,645	$69,288	$51,205	$70,998	$209,670	$660,571	$659,084
Securities net of equity securities	1.17%	29,353	17,987	10,424	11,168	—	—	68,932	68,932

Fed Funds Sold	2.79%	452	—	—	—	—	—	452	452

Interest-earning cash and time deposits	0.44%	73,896	—	—	—	—	—	73,896	73,896

Interest Rate Sensitive Liabilities :

Interest bearing demand deposits and money market accounts	0.37%	174,397	—	—	—	—	—	174,397	174,397

Savings deposits	0.92%	113,286	—	—	—	—	—	113,286	113,286

Time deposits	1.59%	151,933	51,818	31,135	9,976	47,880	—	292,742	297,465

Borrowed Funds	1.41%	$5,000	$—	$16,539	$—	$3,469	$—	$25,008	$24,933

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation, as well as countercyclical capital buffers, which increase the required amount of capital in times of economic expansion, consistent with safety and soundness, began for all banking organizations on January 1, 2016 at the 0.625% level, and the required buffer increases by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2016, as well as regulatory capital category definitions:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	December 31, 2016	Adequacy Purposes	Buffer Schedule	Action Regulations
Risk-Based Capital :
Common Equity Tier 1 Capital	10.98%	4.50%	5.125%	6.50%
Tier 1 Capital Ratio	10.98%	6.00%	6.625%	8.00%
Total Capital Ratio	12.21%	8.00%	8.625%	10.00%
Leverage Ratio	9.29%	4.00%	N/A	5.00%

The capital levels detailed above represent the continued effect of our successful stock subscription, in combination with the profitability experienced during 2016 and 2015, respectively.  As we continue to employ our capital and continue to grow our operations, we expect that our capital ratios will decrease, but that we will remain a “well-capitalized” institution. The Company’s Strategic Plan calls for us to remain well capitalized at all times. Our capital planning will be guided based on our loan growth.

As the Company has less than $1.0 billion in consolidated assets, it is not subject to minimum consolidated capital ratio requirements.

See “Regulatory Capital Changes” in Part I, Item 1 of this report for additional information regarding regulatory capital requirements.

Contractual Obligations

As of December 31, 2016, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$1,289	$2,012	$1,175	$1,134	$5,610
Remaining contractual maturities of borrowed funds	5,000	16,539	3,469	—	25,008
Remaining contractual maturities of time deposits	151,933	82,953	57,856	—	292,742
Total Contractual Obligations	$158,222	$101,504	$62,500	$1,134	$323,360

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2016 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$58,940
Home equities	36,383
Standby letters of credit and other	3,593
$98,916

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

We have audited the accompanying consolidated balance sheet of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary at December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

March 30, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

We have audited the accompanying consolidated balance sheet of Bancorp of New Jersey, Inc. and subsidiary (the “Company”) as of December 31, 2015 and the related consolidated statement of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp of New Jersey, Inc. and subsidiary at December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   BDO USA, LLP

New York, New York

March 30, 2016

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollars in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$2,628	$2,238
Interest bearing deposits	73,896	71,497
Federal funds sold	452	454
Total cash and cash equivalents	76,976	74,189
Interest bearing time deposits	1,000	1,000
Securities available for sale	61,589	64,750
Securities held to maturity (fair value $7,343 and $5,829 at December 31, 2016 and December 31, 2015, respectively)	7,343	5,829
Restricted investment in bank stock, at cost	1,983	2,020
Loans receivable	660,571	645,062
Deferred loan fees and costs, net	(586)	(381)
Allowance for loan losses	(8,287)	(8,020)
Net loans	651,698	636,661
Premises and equipment, net	13,497	10,500
Accrued interest receivable	2,366	2,305
Other real estate owned	614	512
Other assets	5,374	5,154
Total assets	$822,440	$802,920
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$137,564	$117,919
Savings and interest bearing transaction accounts	287,682	232,456
Time deposits under $250	156,477	192,560
Time deposits $250 and over	136,265	157,804
Total deposits	717,988	700,739
Borrowed funds – Long-Term	25,008	26,529
Accrued expenses and other liabilities	2,300	2,499
Total liabilities	745,296	729,767
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,316,291 at December 31, 2016 and 6,240,241 at December 31, 2015	61,524	60,509
Retained earnings	15,813	12,940
Accumulated other comprehensive loss	(193)	(296)
Total stockholders’ equity	77,144	73,153
Total liabilities and stockholders’ equity	$822,440	$802,920

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016 and 2015

(Dollars in thousands, except per share data)

	2016	2015
Interest income:
Loans, including fees	$30,242	$30,451
Securities	751	887
Interest-earning deposits in banks	412	182
Federal funds sold	5	6
Total interest income	31,410	31,526
Interest expense:
Savings and money markets	1,523	1,244
Time deposits	5,026	6,332
Borrowed funds	425	465
Total interest expense	6,974	8,041
Net interest income	24,436	23,485
Provision for loan losses	1,570	924
Net interest income after provision for loan losses	22,866	22,561
Non interest income
Fees and service charges on deposit accounts	491	324
Losses on sale of securities	—	(15)
Total non interest income	491	309
Non interest expense
Salaries and employee benefits	8,338	7,634
Occupancy and equipment expense	2,755	2,805
FDIC and state assessments	868	911
Legal fees	260	287
Other real estate owned related expenses	95	226
Professional fees	1,543	774
Data processing	1,201	974
Other operating expenses	2,162	1,916
Total non interest expenses	17,222	15,527
Income before income taxes	6,135	7,343
Income tax expense	2,134	2,535
Net income	$4,001	$4,808
Earnings per share:
Basic	$0.64	$0.79
Diluted	$0.64	$0.79

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016 and 2015

(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015
Net income	$4,001	$4,808
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $62 and $253, respectively	103	452
Less: Reclassification adjustment for loss on sale of securities, net of income tax benefit of $0 and $6, respectively	—	(9)
Other comprehensive income	103	443
Comprehensive income	$4,104	$5,251

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2016 and 2015

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2015	50,998	9,635	(739)	59,894
Exercise of stock options ( 2,200 shares)	20	—	—	20
Stock based compensation	211	—	—	211
Dividends on common stock ($0.24 per share)	—	(1,503)	—	(1,503)
Net income	—	4,808	—	4,808
Sale of common stock through a private placement ( 868,057 shares issued)	9,280	—	—	9,280
Total other comprehensive income	—	—	443	443
Balance at December 31, 2015	60,509	12,940	(296)	73,153

Exercise of stock options ( 80,300 shares)	730	—	—	730
Stock based compensation	285	—	—	285
Dividends on common stock ($0.18 per share)	—	(1,128)	—	(1,128)
Net income	—	4,001	—	4,001
Total other comprehensive income	—	—	103	103
Balance at December 31, 2016	$61,524	$15,813	$(193)	$77,144

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,001	$4,808
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	1,570	924
Amortization of securities premiums	146	112
Deferred tax benefit	(483)	(542)
Depreciation and amortization	665	615
Stock based compensation	285	211
Accretion (amortization) of net loan origination fees and costs	205	(33)
Loss on sale of securities	—	15
Loss on sale of other real estate owned	—	6
Write down of other real estate owned	56	217
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(62)	136
(Increase) decrease in other assets	202	(594)
(Decrease) increase in accrued interest payable and other liabilities	(199)	629
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,386	6,504

Cash flows from investing activities:
Purchases of securities available for sale	(47,000)	(23,720)
Purchases of securities held to maturity	(7,343)	(5,829)
Proceeds from maturities of securities held to maturity	5,829	15,923
Proceeds from called or matured securities available for sale	50,180	11,000
Proceeds from sales of securities available for sale	—	6,985
Purchase of restricted investment in bank stock	(706)	(170)
Proceeds from calls of restricted investment of bank stock	743	312
Proceeds from sale of other real estate owned	—	162
Net increase in loans	(16,970)	(11,200)
Purchases of premises and equipment	(3,662)	(979)
NET CASH USED IN INVESTING ACTIVITIES	(18,929)	(7,516)

Cash flows from financing activities:
Net increase in deposits	17,249	51,765
Net decrease in borrowed funds	(1,521)	(6,421)
Dividends paid	(1,128)	(1,503)
Proceeds from the sale of common stock through the private placement	—	9,280
Proceeds from exercise of options	730	20
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,330	53,141
Increase in cash and cash equivalents	2,787	52,129
Cash and cash equivalents at beginning of year	74,189	22,060
CASH AND CASH EQUIVALENTS, END OF YEAR	$76,976	$74,189
Supplemental information:
Cash paid during the year for:
Interest	$7,174	$8,083
Taxes	$2,609	$3,173

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$158	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.              Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (together with its consolidated subsidiary, the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”) and the Bank’s wholly-owned subsidiaries, BONJ-New York Corp., BONJ-New Jersey Investment Company, BONJ- Delaware Investment Company, and BONJ REIT Inc. Bancorp of New Jersey is incorporated under the laws of the State of New Jersey to serve as a holding company for the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Since opening in May, 2006, the Bank has established nine branch offices in addition to its main office.

During the second quarter of 2009, the Bank formed BONJ-New York Corporation.  The New York subsidiary was engaged in the business of acquiring, managing and administering portions of Bank of New Jersey’s investment and loan portofolios.  During 2014, the Bank formed BONJ-Delaware Investment Company and BONJ-New Jersey Investment Company to use to acquire, manage and administer portions of the Bank of New Jersey’s investments and loans.  Also in 2014, the Bank formed BONJ-REIT, Inc.  This company was formed to acquire, manage and administer portions of the Bank’s loans.  BONJ-Reit, Inc. is owned by BONJ-Delaware Investment Company.

Use of Estimates

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the deferred tax asset and the determination of other-than-temporary impairment on securities.  While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  These agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

The financial statements have been prepared in conformity with United States Generally Accepted Accounting Standards (“U.S. GAAP”).  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period indicated.  Actual results could differ significantly from those estimates.

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

Interest-bearing deposits in banks

Interest-bearing deposits in banks are carried at cost, which approximate fair value.

Regulators

The Bank is subject to federal and New Jersey statutes applicable to banks chartered under the New Jersey banking laws.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Accordingly, the Bank is subject to regulation, supervision, and examination by the New Jersey State Department of Banking and Insurance and the FDIC.  The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System “FRB”.

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

Management evaluates securities for Other Than Temporary Impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirment to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of income and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss).  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

Premises and Equipment

Premises and equipment are stated at historical cost, less accumulated depreciation and amortization.  Depreciation of fixed assets is accumulated on a straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease.  The estimated lives of our premises and equipment range from 3 years for certain computer related equipment to 39 years for building costs associated with newly constructed buildings.  Maintenance and repairs are charged to expense in the year incurred.

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

For all classes of loans receivable, the accrual of interest on loans is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of loans receivable is determined based on contractual due dates for loan payments.

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

The Company’s methodology for the determination of the allowance for loan losses includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

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

The Company recorded stock-based compensation expense of $285 thousand and $211 thousand during 2016 and 2015, respectively.  At December 31, 2016, the Company had $164 thousand of unrecognized compensation expense related to stock options.  At December 31, 2016, the Company had $213 thousand of unrecognized compensation expense related to unvested restricted stock.

Stockholders’ Equity and Related Transactions

On March 2, 2015, the Company closed on a private placement of approximately $9.5 million (net of expenses, approximatley $9.3 million) or 868,057 shares of its common stock at a price of $10.95 per share. The shares of common stock were offered and were sold in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be reoffered or resold in the United States absent registration or an applicable exemption from such registration requirements.  Each of the investors in the private placement was a member of the Company's board of directors or related party. The Company contributed the proceeds of the private placement to the Bank.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. There are two components of the income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted law to the taxable income or excess of deductions and revenues.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Comprehensive Income

Comprehensive income consists of net income for the current period and income, expenses, or gains and losses not included in the consolidated income statement and which are reported directly as a separate component of stockholders’ equity.  The Company includes the required disclosures in the statements of comprehensive income.

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $308 thousand and $289 thousand for 2016 and 2015, respectively and are included in other operating expenses.

Transfer of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales,   when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.

Restricted Investment in Bank Stock

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) of $1.9 million and  Atlantic Community Bankers Bank, (“ACBB”) of $100 thousand respectively as of December 31, 2016 and 2015.  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  All restricted stock is recorded at cost as of December 31, 2016 and 2015.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2016.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York (“FRB”). At December 31, 2016 and 2015, these reserve balances amounted to $5.9 million and $3.4 million, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2016 and 2015 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,343	$—	$—	$7,343
Total securities held to maturity	7,343	—	—	7,343

Securities Available for Sale:
U.S. Treasury obligations	6,400	—	(132)	6,268
Government sponsored enterprise obligations	55,506	6	(191)	55,321
Total securities available for sale	61,906	6	(323)	61,589

	$69,249	$6	$(323)	$68,932

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2015	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,829	$—	$—	$5,829
Total securities held to maturity	5,829	—	—	5,829

Securities Available for Sale:
U.S. Treasury obligations	6,512	—	(159)	6,353
Government sponsored enterprise obligations	58,720	—	(323)	58,397
Total securities available for sale	65,232	—	(482)	64,750

	$71,061	$—	$(482)	$70,579

Securities with an amortized cost of $37.4 million and a fair value of $37.2 million, were pledged to secure public funds on deposit at December 31, 2016.  In addition, securities with an amortized cost of $11.2 million and a fair value of $11.1 million were pledged to secure borrowings with the FHLB as of December 31, 2016.  Securities with an amortized cost of $31.3 million and a fair value of $31.0 million, were pledged to secure public funds on deposit at December 31, 2015. Securities with an amortized cost of $11.2 million and a fair value of $11.1 million were pledged to secure borrowings with the FHLB as of December 31, 2015.

For the year ended December 31, 2016, the Company did not sell any securities from its available for sale portfolio and therefore no loss or gain was recognized.  For the year ended December 31, 2015, the Company sold three securities from its available for sale portfolio.  The Company recognized a loss of approximately $15 thousand from the sale of those securities. The Company did not sell any securities from its held to maturity portfolio in 2016 or 2015.

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at December 31, 2016 and 2015 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2016	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,268	(132)	6,268	(132)
Government Sponsored Enterprise obligations	34,473	(158)	6,966	(33)	41,439	(191)
Total securities available for sale	34,473	(158)	13,234	(165)	47,707	(323)

Total securities	$34,473	$(158)	$13,234	$(165)	$47,707	$(323)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2015	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,353	(159)	6,353	(159)
Government Sponsored Enterprise obligations	15,707	(12)	42,690	(311)	58,397	(323)
Total securities available for sale	15,707	(12)	49,043	(470)	64,750	(482)

Total securities	$15,707	$(12)	$49,043	$(470)	$64,750	$(482)

Unrealized losses at December 31, 2016 consisted of losses on eleven investments in government sponsored enterprise obligations, and two in U. S. Treasury securities, all of which were caused by interest rate increases.  Five of the investments with unrealized losses at December 31, 2016 were in a loss position for more than twelve months.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

The following table sets forth as of December 31, 2016, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$7,343	$7,343	$22,036	$22,010
After one to five years	—	—	39,870	39,579
Total	$7,343	$7,343	$61,906	$61,589

NOTE 3.              Loans and Allowance for Loan Losses

Loans at December 31, 2016 and 2015, are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Commercial real estate	$492,296	$460,396
Residential mortgages (1)	78,961	48,698
Commercial (1)	30,259	69,855
Home equity	58,399	63,308
Consumer	656	2,805
	$660,571	$645,062

(1)     Reflects the results of presentation reclassification of the company’s loan portfolio affecting commercial loans and residential mortgages made effective during the year ended December 31, 2016.

The Company grants loans primarily to residents and businesses within its local New Jersey market area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.  The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2016 (in thousands):

	Commercial	Residential
	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(158)	(1,026)	(155)	(1)	—	(1,340)
Recoveries	35	—	2	—	—	—	37
Provision (credit)	324	140	767	7	(32)	364	1,570
Ending balance	$5,925	$554	$809	$425	$6	$568	$8,287
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,925	$554	$809	$425	$6	$568	$8,287

Loan receivables:
Ending balance	$492,296	$78,961	$30,259	$58,399	$656	$—	$660,571
Ending balance: individually evaluated for impairment	$10,485	$9,731	$3,257	$4,543	$—	$—	$28,016
Ending balance: collectively evaluated for impairment	$481,811	$69,230	$27,002	$53,856	$656	$—	$632,555

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2015 (in thousands):

	Commercial	Residential
	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,950	$348	$1,128	$500	$24	$242	$7,192
Charge-offs	(60)		(264)				(324)
Recoveries	226	—	2	—	—	—	228
Provision (credit)	450	224	200	73	15	(38)	924
Ending balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Ending balance: individually evaluated for impairment	$—	$267	$—	$80	$—	$—	$347
Ending balance: collectively evaluated for impairment	$5,566	$305	$1,066	$493	$39	$204	$7,673

Loan receivables:
Ending balance	$460,396	$48,698	$69,855	$63,308	$2,805	$—	$645,062
Ending balance: individually evaluated for impairment	$842	$4,524	$—	$2,626	$—	$—	$7,992
Ending balance: collectively evaluated for impairment	$459,554	$44,174	$69,855	$60,682	$2,805	$—	$637,070

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015 (in thousands):

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
2016	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$2,744	$—	$5,992	$8,736	$483,560	$492,296	$5,992
Residential mortgages	—	—	3,907	3,907	75,054	78,961	3,907
Commercial	—	—	3,257	3,257	27,002	30,259	3,257
Home equity	1,590	—	5,597	7,187	51,212	58,399	5,597
Consumer	—	—	—	—	656	656	—
	$4,334	$—	$18,753	$23,087	$637,484	$660,571	$18,753

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
2015	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$402	$—	$842	$1,244	$459,152	$460,396	$842
Residential mortgages	428	—	3,992	4,420	44,278	48,698	3,992
Commercial	—	—	—	—	69,855	69,855	—
Home equity	—	475	2,522	2,997	60,311	63,308	2,522
Consumer	—	—	—	—	2,805	2,805	—
	$830	$475	$7,356	$8,661	$636,401	$645,062	$7,356

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2016 and 2015 (in thousands):

	Commercial	Residential
2016	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$481,211	$67,204	$26,681	$53,856	$656	$629,608
Special Mention	600	2,026	321	—	—	2,947
Substandard	10,485	9,731	3,257	4,543	—	28,016
Doubtful	—	—	—	—	—	—
	$492,296	$78,961	$30,259	$58,399	$656	$660,571

	Commercial	Residential
2015	Real Estate	Mortgages	Commercial	Home Equity	Consumer	Total
Pass	$450,193	$48,698	$62,367	$57,910	$2,805	$621,973
Special Mention	7,644	—	3,919	4,400	—	15,963
Substandard	2,559	—	3,569	998	—	7,126
Doubtful	—	—	—	—	—	—
	$460,396	$48,698	$69,855	$63,308	$2,805	$645,062

As of December 31, 2016 and 2015 the Company had no accruing loans greater than 90 days delinquent.

The following tables provide information about the Company’s impaired loans as of and for the years ended December 31, 2016 and 2015 (in thousands):

		Unpaid
	Recorded	Principal	Related
2016	Investment	Balance	Allowance
Impaired loans with no specific reserves:
Commercial real estate	$10,485	$10,509	$—
Residential mortgages	9,731	10,804	—
Commercial	3,257	3,257	—
Home equity	4,543	4,675	—
Total impaired loans with no specific reserves	$28,016	$29,245	$—
Total impaired loans	$28,016	$29,245	$—

		Unpaid
	Recorded	Principal	Related
2015	Investment	Balance	Allowance
Impaired loans with specific reserves:
Residential mortgages	$3,568	$4,055	$267
Home equity	278	175	80
Total impaired loans with specific reserves	$3,846	$4,230	$347

Impaired loans with no specific reserves:
Commercial real estate	$842	$867	$—
Residential mortgages	956	1,045	—
Home equity	2,348	2,723	—
Total impaired loans with no specific reserves	$4,146	$4,635	$—
Total impaired loans	$7,992	$8,865	$347

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Commercial real estate	$—	$—	$—	$—
Residential mortgages	—	—	3,653	7
Commercial	—	—	—	—
Home equity	—	—	208	5
	—	—	3,861	12

Impaired loans with no specific reserves:
Commercial real estate	15,031	—	1,024	—
Residential mortgages	4,429	—	807	5
Commercial	3,256	—	3	—
Home equity	4,834	—	2,379	—
Consumer	—	—	—	—
	27,550	—	4,213	5
	$27,550	$—	$8,074	$17

If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $354 thousand and $267 thousand for the years ended December 31, 2016 and 2015 respectively.

The following table presents TDR loans (all of which are classified as impaired loans) as of December 31, 2016 and 2015 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
2016	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	521	2	3,477	5	3,998
Home equity	103	2	3,441	7	3,544
	$624	4	$7,256	13	$7,880

	Accrual	Number of	Nonaccrual	Number of
2015	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$367	1	$367
Residential mortgages	532	2	3,468	4	4,000
Home equity	104	2	859	1	963
	$636	4	$4,694	6	$5,330

The following table summarizes information in regards to troubled debt restructurings that occurred during the year ended December 31, 2016 (in thousands):

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2016	Loans	Investments	Investments
Residential mortgages	2	$543	$304
Home equity	6	2,730	2,631
	8	$3,273	$2,935

There were no new troubled debt restructurings that occurred during the year end December 31, 2015.

The following table displays the nature of modifications during the year ended December 31, 2016 (in thousands):

	Rate	Term	Interest Only	Payment	Combination	Total
2016	Modification	Modification	Modification	Modification	Modification	Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$—	$543	$—	$—	$—	$543
Home equity	—	2,730	—	—	—	2,730
	$—	$3,273	$—	$—	$—	$3,273

During the years ended December 31, 2016 and 2015, the Company had no loans meeting the definition of a TDR which were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession.  As of December 31, 2016 and 2015, the Company has no foreclosed residential real estate properties. In addition, as of December 31, 2016 and 2015, we had residential mortgage loans and home equity loans with a carrying value of $1.7 and $2.3 million respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

NOTE 4.              Premises and Equipment

At December 31, 2016 and 2015, premises and equipment consists of the following (in thousands):

	2016	2015

Land	$4,828	$4,828
Buildings	10,038	6,906
Furniture and fixtures	1,131	855
Equipment	2,223	2,003
	18,220	14,592
Less accumulated depreciation and amortization	4,723	4,092
Total premises and equipment, net	$13,497	$10,500

Depreciation expense amounted to $665 thousand and $615 thousand for the years ended December 31, 2016 and 2015, respectively.

Included in buildings as of December 31, 2016 is construction in progress for the Company’s new headquarters in the amount of $3.9 million. Total future commitments for the completion of the building are estimated to be $600 thousand. No depreciation was recorded on the building under construction for the year ended December 31, 2016.

NOTE 5.              Deposits

At December 31, 2016 and 2015, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2016	2015
3 months or less	$59,889	$80,882
Over 3 months through 12 months	92,044	153,638
Over 1 year through 2 years	51,818	53,532
Over 2 years through 3 years	31,135	26,831
Over 3 years through 4 years	9,976	25,585
Over 4 years through 5 years	47,880	9,896
	$292,742	$350,364

At December 31, 2016 and 2015, the Company’s brokered deposits are as follows:

	2016	2015
CDARS*
Public Funds Reciprocal	$7,311	$6,050
Non-Public Funds Reciprocal	14,898	17,125
FTN**
Non-Reciprocal Funds	4,991	16,668
	27,200	39,843

*Certificate of Deposit Account Registry Service

**First Tennessee National Bank

NOTE 6.              Borrowed Funds

Borrowings may consist of fixed rate advances from the Federal Home Loan Bank of New York (“FHLBNY”) as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at December 31, 2016 and 2015 is as follows (in thousands):

	2016
			Original
	Amount	Rate	Term (years)	Maturity
Fixed Rate Medium Note	5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	2,630	1.50%	5	June 2019
Fixed Rate Amortizing Note	4,070	1.51%	5	July 2019
Fixed Rate Amortizing Note	3,916	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,469	2.02%	7	August 2021
Fixed Rate Amortizing Note	5,923	1.48%	5	October 2019
	$25,008	1.83%

	2015
			Original
	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	$3,621	1.50%	5	June 2019
Fixed Rate Amortizing Note	5,555	1.51%	5	July 2019
Fixed Rate Amortizing Note	5,299	1.51%	5	August 2019
Fixed Rate Amortizing Note	4,158	2.02%	7	August 2021
Fixed Rate Amortizing Note	7,896	1.48%	5	October 2019
	$26,529	1.58%

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16.0 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit facility available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. Additionally, the Bank is a member of the FHLB.  The FHLB relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at December 31, 2016 and December 31, 2015.

NOTE 7.              Income Taxes

Income tax expense from operations for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Current tax expense:
Federal	$2,455	$2,913
State	162	164
Deferred income tax benefit:
Federal	(383)	(425)
State	(100)	(117)
	$2,134	$2,535

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Start up expenses	$152	$187
Allowance for loan losses	3,541	3,392
Accrued expenses	299	340
Stock compensation plans	451	429
Unrealized losses on available for sale securities	124	186
Other	605	356
Total gross deferred tax assets	5,172	4,890

Deferred tax liabilities:
Deferred loan costs	(83)	(100)
Prepaid expenses	(120)	(165)
Depreciation	(424)	(501)
Total gross deferred tax liabilities	(627)	(766)

	$4,545	$4,124

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2016 and 2015, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the consolidated balance sheet.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income taxes as a result of the following (in thousands):

	2016	2015

Computed “expected” tax expense	$2,086	$2,497
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax expense	41	31
Tax exempt income	(13)	(13)
Stock-based compensation	21	8
Meals and entertainment	10	10
Other	(11)	2
	$2,134	$2,535

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

NOTE 8.              Leases

The Company leases facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to $1.4 million, for the years ended December 31, 2016 and December 31, 2015, respectively.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2016 (in thousands):

Year ending December 31,
2017	$1,289
2018	1,083
2019	929
2020	705
2021	470
Thereafter	1,134
$5,610

NOTE 9.             Related-party Transactions

The Company has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Company’s board of directors.  Five of such loans were nonaccrual at December 31, 2016 and none of them were nonaccrual, past due, or restructured at December 31, 2015. The borrower of these five loans is no longer a related party, effective January 13, 2017. Related party deposit balances were $55.5 million and $53.6 million at December 31, 2016 and 2015, respectively.

The following table represents a summary of related-party loan activity during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015

Outstanding loans at beginning of the year	$26,791	$36,318
Advances	4,098	6,606
Repayments	(7,895)	(16,133)
Outstanding loans at end of the year	$22,994	$26,791

Two of our directors have acted as the Company’s counsel on several loan closings.  During 2016 and 2015 the total cost of such work has been reimbursed by the respective loan customers and totals $158 thousand and $259 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $7 thousand and $16 thousand for the years ended December 31, 2016 and 2015, respectively.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of our directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $220 thousand and $230 thousand for the years ended December 31, 2016 and 2015, respectively.

The Bank rents office space from entities related to some of the Company’s directors.  The total amount of rent expense to these entities was $443 thousand and $435 thousand for the years ended December 31, 2016 and 2015, respectively.

Our audit committee or the disinterested directors have reviewed all transactions and relationships with directors and the businesses in which they maintain interests and have approved each such transaction and relationship.

NOTE 10.            Earnings Per Share

The Company’s calculation of earnings per share is as follows for the years ended December 31, 2016 and 2015 (in thousands except per share data):

	For the year ended
	December 31,
(In thousands except per share data)	2016	2015
Net income applicable to common stock	$4,001	$4,808
Weighted average number of common shares outstanding - basic	6,274	6,097
Basic earnings per share	$0.64	$0.79

Net income applicable to common stock	$4,001	$4,808
Weighted average number of common shares outstanding	6,274	6,097
Effect of dilutive options	—	16
Weighted average number of common shares outstanding- diluted	6,274	6,113
Diluted earnings per share	$0.64	$0.79

Non-qualified options to purchase 310,000 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 30,000 shares of common stock at a weighted average price of $11.50; non-qualified stock options to purchase 10,000 shares of common stock at a weighted average price of $11.23; and 28,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the year ended December 31, 2016. Non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50; and incentive stock options to purchase 75,000 shares of common stock at a weighted average price of $11.50; incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 64,000 unvested shares of restricted stock were included in the computation of diluted earnings per share for the year ended December 31, 2015.

NOTE 11.            Stockholders’ Equity and Dividend Restrictions

In 2016, the Company declared three quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2016, June 30, 2016 and September 30, 2016.

In 2015, the Company declared four quarterly cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

The decision to pay, as well as the timing and amount of any future dividends to be paid by the Company will be determined by the board of directors, giving consideration to the Company’s earnings, capital needs, financial condition, regulatory requirements and other relevant factors.

Under applicable New Jersey law, the Company is permitted to pay dividends on its capital stock if, following the payment of the dividend, it is able to pay its debts as they become due in the usual course of business, or its total assets are greater than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the holding company’s capital, liquidity asset quality and financial condition. As part of its supervisory authority, the FRB may impose informal or formal restrictions on the Company’s ability to pay dividends, including requiring the non-objection of the FRB for payment of any dividends.

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

NOTE 12.            Benefit Plans

2006 Stock Option Plan

During 2006, the Company’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  The option price per share is the market value of the Company’s stock on the date of grant.  As of December 31, 2016 stock options to purchase 216,960 shares, net of forfeitures have been issued to employees of the Bank under the 2006 Stock Option Plan.

During the year ended December 31, 2016, the Company granted 63,960 Non-Qualified Stock Options (“NQO”) to employees of the Company.  The fair value of the 63,960 NQOs granted was $2.76 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQO granted, or 21,320 NQOs vest each on February 1, 2017, February 1, 2018 and February 1, 2019.

A summary of stock option activity under the 2006 Stock Option Plan during the years ended December 31, 2015 and 2016 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2014	161,900	$10.21
Exercised	(2,200)	9.09

Outstanding at December 31, 2015	159,700	$10.22	$172,788	1.34

Exercisable at December 31, 2015	159,700	$10.22	$172,788	1.34

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2015	159,700	$10.22
Granted	63,960	11.17
Forfeited	(56,900)	11.27
Exercised	(80,300)	9.09

Outstanding at December 31, 2016	86,460	$11.28	$191,552	6.56

Exercisable at December 31, 2016	30,000	$11.50	$60,000	0.92

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2016.  This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2006 Stock Option Plan, there were 56,460 unvested options at December 31, 2016 and no unvested options at December 31, 2015. At December 31, 2016 there was $125 thousand of unrecognized compensation expense related to unvested options. For the three months and year ended December 31, 2016, $29 thousand and $48 thousand, respectively was recorded as expense for options that has been issued through the 2006 Plan.

During the year ended December 31, 2016 options to purchase 80,300 shares of common stock at a price of $9.09 per share were exercised for a total price of $730 thousand.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors.  At the time of the holding company reorganization, the 2007 Non-Qualified Stock Option Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  The option price per share is the market value of the Company’s common stock on the date of grant.  As of December 31, 2016, non-qualified options to purchase 385,332 shares, net of forfeitures, of the Company’s stock have been granted to non-employee directors of the Company.

A summary of stock option activity under the 2007 Non-Qualified Stock Option Plan for Directors during the years ended December 31, 2015 and 2016 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at December 31, 2014	331,334	$11.50
Outstanding at December 31, 2015	331,334	$11.50	$—	1.81

Exercisable at December 31, 2015	331,334	$11.50	$—	1.81

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at December 31, 2015	331,334	$11.50
Forfeited	(21,334)	11.50
Outstanding at December 31, 2016	310,000	$11.50	$620,000	0.81

Exercisable at December 31, 2016	310,000	$11.50	$620,000	0.81

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2016. This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2007 Directors Stock Option Plan, there were no unvested options at December 31, 2016 and 2015.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options. At December 31, 2016, there were 109,468 shares and stock options, net of forfeitures, issued to employees of the Bank under the 2011 Plan.

The following is a summary of the non-vested restricted stock awards granted under the 2011 Plan:

	2015
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested restricted stock, beginning of year	64,500	12.99
Vested	(16,250)	12.97
Non-vested restricted stock, end of year	48,250	$12.99

	2016
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested restricted stock, beginning of year	48,250	12.99
Forfeited	(4,250)	12.90
Vested	(16,000)	13.00
Non-vested restricted stock, end of year	28,000	$13.00

Approximately $227 thousand remains to be expensed over the next 15 months. For the years ended December 31, 2016, and 2015, $188 thousand and $211 thousand, respectively, was recorded as compensation expense.

During the year ended December 31, 2016, the Company granted 30,000 NQOs to an executive of the Company.  The fair value of the 30,000 NQOs granted was $2.92 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.0% and expected lives of 10 years.   One third of the NQO granted, or 10,000 NQOs vested immediately, with the remaining 20,000 NQOs vesting over a two year period. No NQOs were exercised or forfeited during the first nine months of 2016 under the 2011 Plan.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2015	—	$—
Granted	30,000	11.23
Outstanding at December 31, 2016	30,000	$11.23	$68,100	9.31

Exercisable at December 31, 2016	10,000	$11.23	$22,700	9.31

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2016.  This amount changes based on the changes in the market value in the Company’s common stock.

Under the 2011 Plan, there were 20,000 unvested options at December 31, 2016, with $39 thousand of unrecognized compensation expense ralted to the unvested options. For the three months and year ended December 31, 2016, $7 thousand and $49 thousand, respectively was recorded as expense for options that has been issued through the 2011 Plan.

Defined Contribution Plan

The Company currently offers a 401(k) profit sharing plan covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings, up to the legal limit.  The Company matches a percentage of employee contributions at the board’s discretion.  The Company expensed matching contributions of approximately $80 thousand and $100 thousand during 2016 and 2015, respectively.

NOTE 13.            Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to meet a minimum Tier 1 leverage ratio, Common equity tier 1 risk-based, capital ratio Tier 1 risk-based ratio and Total risk-based capital ratio (as defined in the regulations). In July 2013, the Federal Deposit insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Dodd-Frank Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based capital ratio and changes to the calculation of risk-weighted assets became effective for the Bank on January 1, 2015.  As of December 31, 2016 and 2015, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 leverage capital, Common equity tier 1 capital, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2016 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The information presented as of December 31, 2015 reflect the requirements in effect at that time, as the Basel III requirements became effective on January 1, 2015:

			FDIC requirements
			Minimum Capital		For Classification
	Bank actual		Adequacy		As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Leverage (Tier 1) Capital Ratio	$77,337	9.02%	$33,293	4.00%	$41,617	5.00%
Risk-Based Capital:
Common Equity Tier 1 Capital	$77,337	10.98%	$31,685	4.50%	$45,767	6.50%
Tier 1 Capital Ratio	$77,337	10.98%	$42,247	6.00%	$56,329	8.00%
Total Capital Ratio	$85,993	12.21%	$56,329	8.00%	$70,411	10.00%

2015
Leverage (Tier 1) Capital Ratio	$73,449	9.02%	$32,565	4.00%	$40,707	5.00%
Risk-based capital:
Common Equity Tier 1 Capital	$73,449	10.95%	$30,186	4.50%	$43,602	6.50%
Tier 1 Capital Ration	$73,449	10.95%	$40,248	6.00%	$53,664	8.00%
Total Capital Ratio	$81,790	12.19%	$53,664	8.00%	$67,080	10.00%

Since the Company has less than $1 billion in assets, it is not subject to minimum consolidated capital ratio requirements.

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

The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans totaled $95.3 million and $102.3 million at December 31, 2016 and 2015.

Most of the Company’s lending activity is with customers located in Bergen County, New Jersey.  At December 31, 2016 and 2015, the Company had outstanding letters of credit to customers totaling $3.6 million and $3.7 million, respectively, whereby the Company guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2016 and 2015, such amounts were deemed not material.

NOTE 15.            Financial Information of Parent Company

The following information represents Bancorp of New Jersey, Inc. only balance sheets as of December 31, 2016 and 2015, respectively, the statements of income for the years ended December 31, 2016 and December 31, 2015, and the statements of cash flows for the years December 31, 2016 and December 31, 2015 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheets

(in thousands)

	December 31,
	2016	2015
Assets:
Investment in subsidiary, net	$77,144	$73,153
Total assets	$77,144	$73,153

Liabilities and stockholders’ equity:
Stockholders’ equity	$77,144	$73,153
	$77,144	$73,153

Statements of Income and Comprehensive Income

Years ended December 31,

(in thousands)

	2016	2015
Equity in undistributed earnings of subsidiary bank	$4,001	$4,808
Net Income	4,001	4,808

Other comprehensive income	103	443
Comprehensive Income	$4,104	$5,251

Statements of Cash Flow

Years ended December 31,

(in thousands)

	2016	2015
Cash flow from operating activities:
Net income	$4,001	$4,808
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(4,001)	(4,808)
Net cash provided by operating activities:	—	—

Cash flows from investing activities:
Cash dividends received from subsidiary bank	1,128	1,498
Net cash provided by investing activities	1,128	1,498

Cash flows from financing activities:
Cash dividends paid	(1,128)	(1,498)
Net cash provided by financing activities	(1,128)	(1,498)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and December 31, 2015, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2016	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,268	$—	$6,268	$—
Government sponsored enterprise obligations	55,321	—	55,321	—
Total securities available for sale	$61,589	$—	$61,589	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2015	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,353	$—	$6,353	$—
Government sponsored enterprise obligations	58,397	—	58,397	—
Total securities available for sale	$64,750	$—	$64,750	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and December 31, 2015, respectively, is as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2016	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$—	$—	$—	$—

Other real estate owned	$614	$—	$—	$614

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2015	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$258	$—	$—	$258

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
December 31, 2016	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$614	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5% - 48.40% (21.8)%
			Liquidation Expenses (2)	8.9% - 10.3% (9.3)%

	Fair Value	Valuation	Unobservable	Range
December 31, 2015	Estimate	Techniques	Input	(Weighted Average)
Impaired loans	$258	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% -1.0% (-0.5)%
			Liquidation Expenses (2)	0% -48.1% (-33.8)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates for the Company’s financial instruments are as follows at December 31, 2016 and 2015 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2016		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$76,976	$76,976	$76,976	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	61,589	61,589	—	61,589	—
Securities held to maturity	7,343	7,343	—	7,343	—
Restricted investment in bank stock	1,983	1,983	—	1,983	—
Net loans	651,698	659,087	—	—	659,084
Accrued interest receivable	2,366	2,366	—	2,366	—
Financial liabilities:
Deposits	717,988	722,711	425,246	297,465	—
Borrowed funds	25,008	24,933	—	24,933	—
Accrued interest payable	516	516	—	516	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2015		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$74,189	$74,189	$74,189	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	64,750	64,750	—	64,750	—
Securities held to maturity	5,829	5,829	—	5,829	—
Restricted investment in bank stock	2,020	2,020	—	2,020	—
Net loans	636,661	639,525	—	—	639,525
Accrued interest receivable	2,305	2,305	—	2,305	—
Financial liabilities:
Deposits	700,739	702,593	350,375	352,218	—
Borrowed funds	26,529	26,517	—	26,517	—
Accrued interest payable	716	716	—	716	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2016 and 2015.

Cash and Cash Equivalents and Interest Bearing Time Deposits

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) would be used to support fair values of certain Level 3 investments, if applicable.

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

Limitation

The preceding fair value estimates were made at December 31, 2016 and 2015 based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2016 and 2015, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17.            Accumulated Other Comprehensive Income (Loss)

There were no reclassifications out of accumulated comprehensive income for the year ended December 31, 2016.

Reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2015 are as follows (in thousands):

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.   The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2017, including interim periods therein.  Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP.  The same three transition alternatives apply. The implementation of ASU 2014-09 should not have a material impact on the Company’s financial position or results of operations. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as insurance commission fees, service charges, payments processing fees, and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016 the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01  requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s financial position or results of operations.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 28, 2016, the audit committee of the board of directors of the Company, through a formal proposal process, engaged Baker Tilly Virchow Krause, LLP (“Baker Tilly”) to serve as its independent registered public accounting firm for the year ended December 31, 2016. On June 30, 2016, the audit committee of the Company notified BDO USA, LLP (“BDO”) of its dismissal as the Company’s independent registered public accounting firm.

Prior to engaging Baker Tilly, the Company did not consult with Baker Tilly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Baker Tilly on the Company’s financial statements, and Baker Tilly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of independent registered public accounting firm of BDO regarding the Company’s financial statements for the fiscal years ended December 31, 2015 and 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2015 and 2014, and during the interim period from the end of the most recently completed fiscal year through June 28, 2016, the date of termination, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO would have caused it to make reference to such disagreement in its reports.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form10-K, the Company’s management including the Chief Executive Officer and President (and, in such capacity, the Company’s principal executive officer) and the Company’s Senior Vice President and Chief Financial Officer (the Company’s principal financial and accounting officer) evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of December 31, 2016, the Company’s principal executive and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, using the “Internal Control - Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2016, our internal control over financial reporting was effective.

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 25, 2017.

ITEM 11.            EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 25, 2017.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 25, 2017.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 25, 2017.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders to be held May 25, 2017.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)           Consolidated Balance Sheets as of December 31, 2016 and 2015.

(ii)          Consolidated Statements of Income for the years ended December 31, 2016 and 2015.

(iii)         Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015.

(iv)         Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015.

(v)          Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

(vi)         Notes to Consolidated Financial Statement

(vii)        Report of Independent Registered Public Accounting Firm

(b)         Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.

(c)         Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 84.

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

Dated: March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerald A. Calabrese, Jr.	Chairman	March 30, 2017
Gerald A. Calabrese, Jr.

/s/ Albert L. Buzzetti	Vice Chairman	March 30, 2017
Albert L. Buzzetti

/s/ Nancy E. Graves	Director, President & Chief Executive Officer	March 30, 2017
Nancy E. Graves

/s/ Michael Bello	Director	March 30, 2017
Michael Bello

/s/ Jay Blau	Director	March 30, 2017
Jay Blau

/s/ Stephen Crevani	Director	March 30, 2017
Stephen Crevani

/s/ Anthony M. Lo Conte	Director	March 30, 2017
Anthony M. Lo Conte

/s/ Rosario Luppino	Director	March 30, 2017
Rosario Luppino

/s/ Joel P. Paritz	Director	March 30, 2017
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 30, 2017
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 30, 2017
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 30, 2017
Mark Sokolich

Exhibit No.		Description
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.8	(A)	2006 Stock Option Plan*
10.9	(A)	Form of Stock Option Award Agreement*
10.10	(F)	2007 Non-Qualified Stock Option Plan For Directors*
10.11	(G)	Form of Stock Option Award Agreement*
10.12	(H)	2011 Equity Incentive Plan*
10.13	(I)	Form of Restricted Stock Award Agreement*
10.14	(J)	Employment Agreement dated April 5, 2016, between Bank of New Jersey and Nancy E. Graves
10.15	(F)	Change of Control Agreement dated April 5, 2016, between Bank of New Jersey and Nancy E. Graves
10.16	(K)	Bancorp of New Jersey, Inc. Severance Policy
21		Subsidiaries of the Registrant
23.1		Consent of BDO USA, LLP
23.2		Consent of Baker Tilly Virchow Krause, LLP
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(H)	Incorporate by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2011.
(I)	Incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2013.
(J)	Incorporated by reference to Exhibits 10.1 and 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016.
(K)	Incorporated by Reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2016.