Form 10-Q
period 2017-03-31
Bancorp of New Jersey, Inc.
filed 2017-05-12
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 28, 2017 there were 6,357,831 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$1,981	$2,628
Interest bearing deposits	89,727	73,896
Federal funds sold	452	452
Total cash and cash equivalents	92,160	76,976
Interest bearing time deposits	1,000	1,000
Securities available for sale	57,650	61,589
Securities held to maturity (fair value $8,964 and $7,343 at March 31, 2017 and December 31, 2016, respectively)	8,964	7,343
Restricted investment in bank stock, at cost	1,909	1,983
Loans receivable	684,972	660,571
Deferred loan fees and costs, net	(702)	(586)
Allowance for loan losses	(8,241)	(8,287)
Net loans	676,029	651,698
Premises and equipment, net	13,679	13,497
Accrued interest receivable	2,532	2,366
Other real estate owned	456	614
Other assets	5,295	5,374
Total assets	$859,674	$822,440
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$134,959	$137,564
Savings and interest bearing transaction accounts	281,001	287,682
Time deposits $250 and under	205,563	156,477
Time deposits over $250	133,767	136,265
Total deposits	755,290	717,988
Borrowed funds - Long Term	23,362	25,008
Accrued expenses and other liabilities	2,500	2,300
Total liabilities	781,152	745,296
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,357,491 at March 31, 2017 and 6,316,291 at December 31, 2016	61,772	61,524
Retained earnings	16,875	15,813
Accumulated other comprehensive loss	(125)	(193)
Total stockholders’ equity	78,522	77,144
Total liabilities and stockholders’ equity	$859,674	$822,440

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$7,385	$7,753
Securities	200	218
Federal funds sold and other	190	91
TOTAL INTEREST INCOME	7,775	8,062

INTEREST EXPENSE
Savings and interest bearing transaction accounts	438	351
Time deposits	1,208	1,384
Borrowed funds	87	101
TOTAL INTEREST EXPENSE	1,733	1,836

NET INTEREST INCOME	6,042	6,226
Provision for loan losses	—	300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,042	5,926
NON-INTEREST INCOME
Fees and service charges	118	84
TOTAL NON-INTEREST INCOME	118	84

NON-INTEREST EXPENSE
Salaries and employee benefits	2,292	1,992
Occupancy and equipment expense	738	701
FDIC premiums and related expenses	233	269
Legal fees	83	36
Other real estate owned expenses	2	3
Professional fees	487	251
Data processing	304	283
Other expenses	362	456
TOTAL NON-INTEREST EXPENSE	4,501	3,991
Income before provision for income taxes	1,659	2,019
Income tax expense	597	727
Net income	$1,062	$1,292

PER SHARE OF COMMON STOCK
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

See accompanying notes to unaudited consolidated financial statements.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income	$1,062	$1,292
Other comprehensive income:
Net unrealized holding gains on securities available for sale arising during the period, net of income tax expense of $44 and $142, respectively	68	226
Comprehensive income	$1,130	$1,518

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2016	60,509	12,940	(296)	73,153
Stock based compensation	52	—	—	52
Dividends on common stock ($0.06 per share)	—	(374)	—	(374)
Net income	—	1,292	—	1,292
Total other comprehensive income	—	—	226	226
Balance at March 31, 2016	$60,561	$13,858	$(70)	$74,349

Balance at January 1, 2017	61,524	15,813	(193)	77,144
Exercise of stock options	176	—	—	176
Stock based compensation	72	—	—	72
Net income	—	1,062	—	1,062
Total other comprehensive income	—	—	68	68
Balance at March 31, 2017	$61,772	$16,875	$(125)	$78,522

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,062	$1,292
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	—	300
Amortization of securities premiums	49	37
Deferred tax benefit	(132)	(178)
Depreciation and amortization	182	188
Stock based compensation	72	52
Accretion of net loan origination fees and costs	116	18
Gain on sale of other real estate owned	(18)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(166)	(120)
Increase in other assets	167	352
Increase (decrease) in accrued interest payable and other liabilities	200	(165)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,532	1,776

Cash flows from investing activities:
Purchases of securities held to maturity	(4,090)	(2,417)
Proceeds from maturities of securities held to maturity	2,469	2,850
Proceeds from called or matured securities available for sale	4,000	4,000
Proceeds from calls of restricted investment of bank stock	74	73
Proceeds from sale of other real estate owned	178	—
Net increase in loans	(24,447)	(7,475)
Purchases of premises and equipment	(364)	(1,033)
NET CASH USED IN INVESTING ACTIVITIES	(22,180)	(4,002)

Cash flows from financing activities:
Net increase (decrease) in deposits	37,302	(8,436)
Net decrease in borrowed funds	(1,646)	(1,621)
Dividends paid	—	(374)
Proceeds from exercise of options	176	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,832	(10,431)
Increase (decrease) in cash and cash equivalents	15,184	(12,657)
Cash and cash equivalents at beginning of year	76,976	74,189
CASH AND CASH EQUIVALENTS, END OF YEAR	$92,160	$61,532
Supplemental information:
Cash paid during the year for:
Interest	$1,883	$1,900
Taxes	$—	$858
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

Note 2.  Benefit Plans and Stock-Based Compensation

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 239,984 shares of the Company’s common stock.  At March 31, 2017, stock options to purchase 216,210 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Stock Option Plan, of which options to purchase 70,510 shares were outstanding.

During 2016, the Company granted 63,960 Non-Qualified Stock Options (NQO) to employees of the Company.  The fair value of the 63,960 NQOs granted was $2.76 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQO granted, or 21,320 NQOs vest each on February 1, 2017, February 1, 2018 and February 1, 2019.

Under the 2006 Stock Option Plan, there were 37,140 unvested options at March 31, 2017 and $106 thousand in unrecognized compensation expense. For the three months ended March 31, 2017, $20 thousand was recorded as expense for NQOs that have been issued through the 2006 Stock Option Plan.

During the three months ended March 31, 2017 options to purchase 15,000 and 200 shares of common stock at a price of $11.50 and $11.17 per share respectively, were exercised for a total price of $176 thousand and 750 options were forfeited.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.The aggregate intrinsic value of options outstanding as of March 31, 2017 under the 2006 Stock Option Plan was approximately $283 thousand.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 480,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2017, stock options to purchase 385,332 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan.  No options were granted or exercised through the 2007 Director Plan during the first three months of 2017

Under the 2007 Director Plan, there were no unvested options at March 31, 2017 and no unrecognized compensation expense.

In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three months ended March 31, 2017.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.The aggregate intrinsic value of options outstanding as of March 31, 2017 under the 2007 Director Plan was approximately $1.16 million.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 250,000 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At March 31, 2017, there were 135,468 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan.

During the three months ended March 31, 2017, 30,000 shares of restricted common stock were issued under the 2011 Plan.  For the three months ended March 31, 2017 and 2016, $45 thousand and $54 thousand, respectively, was recorded as expense for restricted stock that has been issued through the 2011 Plan.

During 2016, the Company granted 30,000 Non-Qualified Stock Options (NQO) to an executive of the Company.  The fair value of the 30,000 NQOs granted was $2.92 per NQO on the date of grant. The fair value of the NQOs was determinded using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.0% and expected lives of 10 years.   One third of the NQO granted, or 10,000 NQOs vested immedialty, with the remaining 20,000 NQOs vesting over a two year period. No NQOs were exercised or forfeited during the first three months of 2017 under the 2011 Plan.

Under the 2011 Plan, there were 20,000 unvested options at March 31, 2017 and $32 thousand in unrecognized compensation expense. For the three months ended March 31, 2017, $7 thousand was recorded as expense for NQOs that have been issued through the 2011 Plan.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock. The aggregate intrinsic value of NQOs outstanding as of March 31, 2017 under the 2011 Plan was approximately $121 thousand.

Note 3.  Earnings Per Share.

Basic earnings per share is calculated by dividing the net income for a period by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing the net income for a period by the weighted average number of outstanding common shares and dilutive common share equivalents outstanding during that period. Outstanding “common share equivalents” include options and warrants to purchase the Company’s common stock.

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	March 31,
(In thousands except per share data)	2017	2016
Net income applicable to common stock	$1,062	$1,292
Weighted average number of common shares outstanding - basic	6,330	6,240
Basic earnings per share	$0.17	$0.21

Net income applicable to common stock	$1,062	$1,292
Weighted average number of common shares outstanding	6,330	6,240
Effect of dilutive options	50	13
Weighted average number of common shares outstanding- diluted	6,380	6,253
Diluted earnings per share	$0.17	$0.21

Incentive stock options to purchase 15,000 shares of common stock at a price of $11.50,  non-qualified options to purchase 338,370 shares of common stock at a weighted average price of $11.47 were included in the computation of diluted earnings per share for the three months ended March 31, 2017.

Incentive stock options to purchase 84,700 shares of common stock at a weighted average price of $9.09; and 32,250 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended March 31, 2016.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at March 31, 2017 and December 31, 2016 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$8,964	$—	$—	$8,964
Total securities held to maturity	8,964	—	—	8,964

Securities Available for Sale:
U.S. Treasury obligations	6,372	—	(96)	6,276
Government sponsored enterprise obligations	51,483	29	(138)	51,374
Total securities available for sale	57,855	29	(234)	57,650

	$66,819	$29	$(234)	$66,614

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,343	$—	$—	$7,343
Total securities held to maturity	7,343	—	—	7,343

Securities Available for Sale:
U.S. Treasury obligations	6,400	—	(132)	6,268
Government sponsored enterprise obligations	55,506	6	(191)	55,321
Total securities available for sale	61,906	6	(323)	61,589

	$69,249	$6	$(323)	$68,932

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,276	(96)	6,276	(96)
Government Sponsored Enterprise obligations	36,480	(123)	4,985	(15)	41,465	(138)
Total securities available for sale	36,480	(123)	11,261	(111)	47,741	(234)

Total securities	$36,480	$(123)	$11,261	$(111)	$47,741	$(234)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,268	(132)	6,268	(132)
Government Sponsored Enterprise obligations	34,473	(158)	6,966	(33)	41,439	(191)
Total securities available for sale	34,473	(158)	13,234	(165)	47,707	(323)

Total securities	$34,473	$(158)	$13,234	$(165)	$47,707	$(323)

The amortized cost and fair value of securities held to maturity and securities available for sale at March 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$8,964	$8,964	$18,017	$18,001
After one to five years	—	—	39,838	39,649
Total	$8,964	$8,964	$57,855	$57,650

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

At March 31, 2017, the Company’s available for sale securities portfolio consisted of fifteen securities, of which four were in an unrealized loss position for more than twelve months, nine were in a loss position for less than twelve months and two had unrealized gains. No OTTI charges were recorded for the three months ended March 31, 2017. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $35.3 million and a fair value of $35.2 million, were pledged to secure public funds on deposit at March 31, 2017. Securities with an amortized cost of $11.2 milion and a fair value of $11.1 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of March 31, 2017. Securities with an amortized cost of $37.4 million and a fair value of $37.2 million, were pledged to secure public funds on deposit at December 31, 2016. In addition, securities with an amortized cost of $11.2 million and a fair value of $11.1 million were pledged to secure borrowings with FHLBNY as of December 31, 2016.

During the three months ended March 31, 2017 and 2016, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans.

The components of the loan portfolio at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Commercial real estate	$523,101	$492,296
Residential mortgages	73,904	78,961
Commercial and industrial	28,195	30,259
Home equity	59,274	58,399
Consumer	498	656
	$684,972	$660,571

The Company grants loans primarily to those residents and businesses within its New Jersey local trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.  The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
March 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(47)	—	—	—	—	(47)
Recoveries	—	1	—	—	—	—	1
Provision	(68)	(40)	(107)	10	(1)	206	—
Ending balance	$5,857	$468	$702	$435	$5	$774	$8,241
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,857	$468	$702	$435	$5	$774	$8,241

Loan receivables:
Ending balance	$523,101	$73,904	$28,195	$59,274	$498	$—	$684,972
Ending balance: individually evaluated for impairment	$10,172	$9,617	$3,257	$4,524	$—	$—	$27,570
Ending balance: collectively evaluated for impairment	$512,929	$64,287	$24,938	$54,750	$498	$—	$657,402

	Commercial	Residential	Commercial
March 31, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(90)	—	(154)			(244)
Recoveries	—	—	—	—	—	—	—
Provision	187	15	(42)	131	(7)	16	300
Ending balance	$5,753	$497	$1,024	$550	$32	$220	$8,076

December 31, 2016
Allowance for loan losses:
Ending balance	$5,925	$554	$809	$425	$6	$568	$8,287
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,925	$554	$809	$425	$6	$568	$8,287

Loan receivables:
Ending balance	$492,296	$78,961	$30,259	$58,399	$656	$—	$660,571
Ending balance: individually evaluated for impairment	$10,485	$9,731	$3,257	$4,543	$—	$—	$28,016
Ending balance: collectively evaluated for impairment	$481,811	$69,230	$27,002	$53,856	$656	$—	$632,555

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the three months ended:

	Commercial	Residential	Commercial
March 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(47)	—	—	—	—	(47)
Recoveries	—	1	—	—	—	—	1
Provisions	(68)	(40)	(107)	10	(1)	206	—
Ending balance	$5,857	$468	$702	$435	$5	$774	$8,241

	Commercial	Residential	Commercial
March 31, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(90)	—	(154)	—	—	(244)
Recoveries	—	—	—	—	—	—	—
Provisions	187	15	(42)	131	(7)	16	300
Ending balance	$5,753	$497	$1,024	$550	$32	$220	$8,076

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016, (in thousands):

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
March 31, 2017	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$11,542	$2,250	$1,928	$15,720	$507,381	$523,101	$1,928
Residential mortgages	6,184	—	9,617	15,801	58,103	73,904	9,617
Commercial and industrial	369	—	3,257	3,626	24,569	28,195	3,257
Home equity	4,022	501	4,470	8,993	50,281	59,274	4,470
Consumer	97	10	—	107	391	498	—
	$22,214	$2,761	$19,272	$44,247	$640,725	$684,972	$19,272

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
December 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$2,744	$—	$5,992	$8,736	$483,560	$492,296	$5,992
Residential mortgages	—	—	3,907	3,907	75,054	78,961	3,907
Commercial and industrial	—	—	3,257	3,257	27,002	30,259	3,257
Home equity	1,590	—	5,597	7,187	51,212	58,399	5,597
Consumer	—	—	—	—	656	656	—
	$4,334	$—	$18,753	$23,087	$637,484	$660,571	$18,753

The Company had no loans greater than ninety days delinquent and accruing interest at March 31, 2017 and December 31, 2016.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month periods ended March 31, 2017 and 2016, the gross interest income would have been $181 thousand and $48 thousand, respectively. The amount of interest income recognized on these loans during the three months ended March 31, 2017 and 2016 was $0.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2017 and December 31, 2016 (in thousands):

	Commercial	Residential	Commercial
March 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$511,155	$62,280	$24,625	$54,750	$498	$653,308
Special Mention	1,774	2,007	313	—	—	4,094
Substandard	10,172	9,617	3,257	4,524	—	27,570
Doubtful	—	—	—	—	—	—
	$523,101	$73,904	$28,195	$59,274	$498	$684,972

	Commercial	Residential	Commercial
December 31, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$481,211	$67,204	$26,681	$53,856	$656	$629,608
Special Mention	600	2,026	321	—	—	2,947
Substandard	10,485	9,731	3,257	4,543	—	28,016
Doubtful	—	—	—	—	—	—
	$492,296	$78,961	$30,259	$58,399	$656	$660,571

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at March 31, 2017 and December 31, 2016 (in thousands):

		Unpaid
	Recorded	Principal	Related
March 31, 2017	Investment	Balance	Allowance
Impaired loans with no specific reserves:
Commercial real estate	$10,172	$10,207	$—
Residential mortgages	9,617	10,767	—
Commercial and industrial	3,257	3,257	—
Home equity	4,524	4,675	—
Total impaired loans with no specific reserves	$27,570	$28,906	$—
Total impaired loans	$27,570	$28,906	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2016	Investment	Balance	Allowance
Impaired loans with no specific reserves:
Commercial real estate	$10,485	$10,509	$—
Residential mortgages	9,731	10,804	—
Commercial and industrial	3,257	3,257	—
Home equity	4,543	4,675	—
Total impaired loans with no specific reserves	$28,016	$29,245	$—
Total impaired loans	$28,016	$29,245	$—

The following tables provide information about the Company’s impaired loans for the three month ended March 31, 2017 and 2016  (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with specific reserves:
Residential mortgages	$—	$—	$3,294	$—
Home equity	—	—	103	—
Total impaired loans with specific reserves	$—	$—	$3,397	$—

Impaired loans with no specific reserves:
Commercial real estate	$10,177	$—	$837	$—
Residential mortgages	9,674	—	1,157	—
Commercial and industrial	3,257	—	—	—
Home equity	4,534	—	2,438	—
Total impaired loans with no specific reserves	27,642	—	4,432	—
Total impaired loans	$27,642	$—	$7,829	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of March 31, 2017 and December 31, 2016 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
March 31, 2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	519	2	7,214	7	7,733
Home equity	103	2	2,627	6	2,730
	$622	4	$10,179	14	$10,801

	Accrual	Number of	Nonaccrual	Number of
December 31, 2016	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	521	2	3,477	5	3,998
Home equity	103	2	3,441	7	3,544
	$624	4	$7,256	13	$7,880

For the three months ended March 31, 2017 there was one new TDR that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	1	$2,984	$2,984
	1	$2,984	$2,984

During the three months ended March 31, 2017, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the three months ended March 31, 2017, the Company had no foreclosed residential real estate properties. In addition, as of March 31, 2017, we had loans with a carrying value of $4.4 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2017, the Company had $3.6 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2017 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at March 31, 2017 and December 31, 2016, is as follows (in thousands):

	2017
			Original
March 31, 2017	Amount	Rate	Term (years)	Maturity
Fixed Rate Medium Note	5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	2,380	1.50%	5	June 2019
Fixed Rate Amortizing Note	3,696	1.51%	5	July 2019
Fixed Rate Amortizing Note	3,566	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,295	2.02%	7	August 2021
Fixed Rate Amortizing Note	5,425	1.48%	5	October 2019
	$23,362	1.46%

	2016
			Original
December 31, 2016	Amount	Rate	Term (years)	Maturity
Fixed Rate Medium Note	$5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	2,630	1.50%	5	June 2019
Fixed Rate Amortizing Note	4,070	1.51%	5	July 2019
Fixed Rate Amortizing Note	3,916	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,469	2.02%	7	August 2021
Fixed Rate Amortizing Note	5,923	1.48%	5	October 2019
	$25,008	1.47%

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at March 31, 2017 and December 31, 2016.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2017, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	March 31, 2017	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	10.83%	4.50%	5.750%	6.50%
Tier 1 Capital Ratio	10.83%	6.00%	7.250%	8.00%
Total Capital Ratio	12.01%	8.00%	9.250%	10.00%
Leverage Ratio	9.23%	4.00%	N/A	5.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	March 31,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,276	$—	$6,276	$—
Government sponsored enterprise obligations	51,374	—	51,374	—
Total securities available for sale	$57,650	$—	$57,650	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2016	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,268	$—	$6,268	$—
Government sponsored enterprise obligations	55,321	—	55,321	—
Total securities available for sale	$61,589	$—	$61,589	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	March 31,	Active Markets for	Significant Other	Significant
Description	2017	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$—	$—	$—	$—

Other real estate owned	$456	$—	$—	$456

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2016	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$—	$—	$—	$—

Other real estate owned	$614	$—	$—	$614

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
March 31, 2017	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$456	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5%
			Liquidation Expenses (2)	10.0%

	Fair Value	Valuation	Unobservable	Range
December 31, 2016	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$614	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5% - 48.40% (21.8)%
			Liquidation Expenses (2)	8.9% - 10.3% (9.3)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2017 and December 31, 2016 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	March 31, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$92,160	$92,160	$92,160	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	57,650	57,650	—	57,560	—
Securities held to maturity	8,964	8,964	—	8,964	—
Restricted investment in bank stock	1,909	1,909	—	1,909	—
Net loans	676,029	672,229	—	—	672,229
Accrued interest receivable	2,532	2,532	—	2,532	—
Financial liabilities:
Deposits	755,290	762,649	415,960	346,689	—
Borrowed funds	23,362	23,301	—	23,301	—
Accrued interest payable	566	566	—	566	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2016		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$76,976	$76,976	$76,976	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	61,589	61,589	—	61,589	—
Securities held to maturity	7,343	7,343	—	7,343	—
Restricted investment in bank stock	1,983	1,983	—	1,983	—
Net loans	651,698	659,087	—	—	659,087
Accrued interest receivable	2,366	2,366	—	2,366	—
Financial liabilities:
Deposits	717,988	722,711	425,246	297,465	—
Borrowed funds	25,008	24,933	—	24,933	—
Accrued interest payable	516	516	—	516	—

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

Impaired loans

Impaired loans are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral or discounted cash flows based upon the expected proceeds.  Fair value is generally based upon independent third-party appraisals of the collateral.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Limitation

The preceding fair value estimates were made at March 31, 2017 and December 31, 2016 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2017 and December 31, 2016, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.   The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2017, including interim periods therein.  Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP.  The same three transition alternatives apply. The implementation of ASU 2014-09 should not have a material impact on the Company’s financial position or results of operations. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as, service charges and payments processing fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

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

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is presently evaluating the potential impact of the adoption of this accounting pronouncement to its financial position or results of operations.

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

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2016 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

You should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiaries and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document.  These factors include, but are not limited to, the items set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as the following:

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which specific reserves are established; (2) classified loans for which the general valuation allowance for the respective loan type is deemed to be inadequate; and (3) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolio and the identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific reserves are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General reserves are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

The Company uses currently enacted tax rates to value deferred tax assets and liabilities. The Trump Administration and the U.S. Congress are in the process of evaluating possible tax changes which may include a reduction in U.S. corporate income tax rates. If corporate tax rates were reduced, Management expects the Company would record an initial charge against earnings to lower the carrying amount of the net deferred tax asset, and then would record a lower tax provision going forward on an ongoing basis.

Results of Operations

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

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

Net Income

Net income for the first quarter of 2017 was $1.1 million compared to $1.3 million for first quarter of 2016, a decrease of $230 thousand, or 17.8%.  This decrease was primarily due to an increase in non-interest expense of $510  thousand or 12.8% and a decline of $184 thousand in net interest income, partially offset by a decrease in provision for loan loss of $300 thousand.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended March 31, 2017, net interest income decreased by $184 thousand or 3.0%. Interest income on loans decreased by $367 thousand for the three months ended March 31, 2017 as compared to the corresponding period last year. This decrease in interest income was primarily due to loan prepayment fees of $163 thousand realized in the first quarter of 2016. Yield on total loans decreased to 4.47% during the three months ended March 31, 2017 from 4.80% in the three months ended March 31, 2016. Total interest expense declined by $103 thousand in the first quarter of 2017 to $1.7 million compared to $1.8 million in the prior year period. The decline reflects a decrease in interest expense on certificate of deposits of $176 thousand for the three months ended March 31, 2017, compared to the three months ended March 31, 2016,  partially offset by an increase of $87 thousand in savings and money market deposits, and was due in most part to maturing of higher yielding certificates of deposits being replaced by lower yielding savings, money market and demand deposits. During the first quarter of 2017 average time deposits declined to $310.7 million from $342.9 million in the comparable quarter of 2016. Average non-interest bearing deposits increased to $137.5 million in the current quarter from $115.8 million in the first quarter of 2016.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	For the three months ended March 31,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$669,447	7,385	4.47%	$649,417	7,753	4.80%
Securities (1)	70,737	215	1.23	69,786	228	1.31
Federal Funds Sold	1,210	7	2.35	1,180	2	0.68
Interest-earning cash accounts	96,885	183	0.77	81,800	89	0.44
Total interest-earning Assets	838,279	7,790	3.77%	802,183	8,072	4.05%
Non-interest earning Assets	21,662			19,710
Allowance for Loan Losses	(8,283)			(8,109)
Total Assets	$851,658			$813,784
Interest-Bearing Liabilities:
Demand Deposits	$28,963	$15	0.21%	$33,445	$18	0.22%
Savings Deposits	116,602	268	0.93	88,802	200	0.91
Money Market Deposits	152,877	155	0.41	130,640	133	0.41
Time Deposits	310,706	1,208	1.58	342,896	1,384	1.62
Borrowed Funds	24,003	87	1.47	25,455	101	1.60
Total Interest Bearing Liabilities	633,151	1,733	1.11%	621,238	1,836	1.19%
Non-Interest Bearing Liabilities:
Demand Deposits	137,534			115,801
Other Liabilities	3,091			2,881
Total Non-Interest Bearing Liabilities	140,625			118,682
Stockholders’ Equity	77,882			73,864
Total Liabilities and Stockholders' Equity	$851,658			$813,784
Net Interest Income
(Tax Equivalent Basis)		$6,057			$6,236
Tax Equivalent Basis adjustment		(15)			(10)
Net Interest Income		$6,042			$6,226
Net Interest Rate Spread			2.66%			2.86%
Net Interest Margin			2.93%			3.13%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.29

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. We recognized no provision for loan losses for the three months ended March 31, 2017 compared to a $300 thousand provision for the three month ended March 31, 2016.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities.  For the three months ended March 31, 2017, non-interest income increased by $34 thousand compared to the three months ended March 31, 2016.

Non-interest Expense

Non-interest expense was $4.5 million during the first quarter of 2017 compared to $4.0 million in the first quarter of 2016, an increase of approximately $500 thousand.  This increase was primarily due to increases in salaries and employee benefits of $300 thousand and professional fees of $236 thousand. These  increases were related to the Company’s efforts to enhance its risk management structure, including consultant costs, legal expense, retaining experienced staff and the cost of loan system upgrades.

Income Tax Expense

The income tax provision decreased $131 thousand to $597 thousand for the three months ended March 31, 2017 from $727 thousand for the quarter ended March 31, 2016. The effective tax rate for the three month ended March 31, 2017 was 35.99% compared to 36.04% for the corresponding period in 2016.

FINANCIAL CONDITION

Total consolidated assets increased by $37.2 million, or approximately 4.53%, from $822.4 million at December 31, 2016 to $859.6 million at March 31, 2017.  Loans receivable, or “total loans,” increased from $660.6 million at December 31, 2016 to $685.0 million at March 31, 2017, an increase of approximately $24.4 million, or 3.69%.  Total cash and cash equivalents increased from $77.0 million at December 31, 2016 to $92.2 million at March 31, 2017, an increase of $15.2 million. The change in cash is in part due to the fluctuation in municipal deposit account balances. Total deposits grew by $37.3 million to $755.3 million at March 31, 2017, from $718.0 million at December 31, 2016. Borrowed funds decreased to $23.4 million at March 31, 2017 from $25.0 million at December 31, 2016.

Loans

Our loan portfolio is the primary component of our assets.  Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 3.73% to reach $676 million at March 31, 2017 from $651.7 million at December 31 2016. Historically, we offered residential mortgage loans. However in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

Our loan portfolio consists of commercial real estate, commercial & industrial, residential, consumer and home equity loans.  Commercial & industrial loans are made for the purpose of providing working capital primarily for construction, financing the purchase of an income producing property, purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential investment property.   We have a concentration of commercial loans collateralized by real estate.

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

As of March 31, 2017 the Bank had thirty non-accrual loans totaling approximately $19.3 million, compared to non-accrual loans totaling $18.8 million at year end 2016. The increase in non-accrual loans reflects the impact of a credit with an outstanding balance of $955 thousand being placed on non-accrual during the first quarter. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three months ended March 31, 2017, the gross interest income that would have been recorded in such period would have been approximately $181 thousand.

Within its nonaccrual loans at March 31, 2017, the Bank had five residential mortgage loans, eight home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions.    At March 31, 2017, nonaccrual TDR loans had an outstanding balance of $10.2 million and had no specific reserves connected with them. At March 31, 2017, the Bank had accruing loans which met the definition of a TDR totaling $622 thousand.

Investment Securities

Securities held as available for sale (“AFS”) were $57.7 million at March 31, 2017 compared to $61.6 million at December 31, 2016.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $755.3 million at March 31, 2017 from $718 million at December 31, 2016, an increase of $37.3 million, or 5.2%. Time deposits increased by $46.6 million while savings and other interest bearing and noninterest bearing accounts decreased by $6.7 and $2.6 million, respectively, during the first three months of 2017. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At March 31, 2017 and December 31, 2016, the Bank had outstanding borrowings of $23.4 million and $25.0 million, respectively, with the FHLBNY.

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

As of March 31, 2017, the Company had a $5 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at March 31, 2017.  We are an approved member of the Federal Home Loan Bank of New York (“FHLBNY”).  The FHLBNY relationship could provide additional sources of liquidity, if required.  At March 31, 2017, the Bank had $23.4  million of borrowed funds from the FHLBNY.

Our total deposits equaled $755.3 million and $718.0 million, respectively, at March 31, 2017 and December 31, 2016. Cash and cash equivalents increased from $77.0 million on December 31, 2016 to $92.2 million on March 31, 2017.

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

As of March 31, 2017, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2017, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

An investment in our common stock involves risks. Stockholders should carefully consider the risks described under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in our risk factors.

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

Bancorp of New Jersey, Inc.

Date: May 12, 2017	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement by and among the Registrant, Bank of New Jersey and Nancy E. Graves dated Mach 23, 2017 (1)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2017.