Form 10-Q
period 2017-06-30
Bancorp of New Jersey, Inc.
filed 2017-08-11
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 1, 2017 there were 6,707,125 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$2,855	$2,628
Interest bearing deposits	114,143	73,896
Federal funds sold	452	452
Total cash and cash equivalents	117,450	76,976
Interest bearing time deposits	1,000	1,000
Securities available for sale	49,666	61,589
Securities held to maturity (fair value $7,076 and $7,343 at June 30, 2017 and December 31, 2016, respectively)	7,076	7,343
Restricted investment in bank stock, at cost	1,665	1,983
Loans receivable	676,033	660,571
Deferred loan fees and costs, net	(719)	(586)
Allowance for loan losses	(7,993)	(8,287)
Net loans	667,321	651,698
Premises and equipment, net	13,736	13,497
Accrued interest receivable	2,294	2,366
Other real estate owned	456	614
Other assets	5,211	5,374
Total assets	$865,875	$822,440
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$143,045	$137,564
Savings and interest bearing transaction accounts	282,178	287,682
Time deposits $250 and under	223,979	156,477
Time deposits over $250	117,354	136,265
Total deposits	766,556	717,988
Borrowed funds - Long Term	16,709	25,008
Accrued expenses and other liabilities	2,316	2,300
Total liabilities	785,581	745,296
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,707,223 at June 30, 2017 and 6,316,291 at December 31, 2016	67,487	61,524
Retained earnings	12,894	15,813
Accumulated other comprehensive loss	(87)	(193)
Total stockholders’ equity	80,294	77,144
Total liabilities and stockholders’ equity	$865,875	$822,440

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended June 30,
	2017	2016
INTEREST INCOME
Loans, including fees	$7,684	$7,467
Securities	189	198
Federal funds sold and other	290	109
TOTAL INTEREST INCOME	8,163	7,774

INTEREST EXPENSE
Savings and interest bearing transaction accounts	442	373
Time deposits	1,435	1,238
Borrowed funds	73	115
TOTAL INTEREST EXPENSE	1,950	1,726

NET INTEREST INCOME	6,213	6,048
Provision for loan losses	—	150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,213	5,898
NON-INTEREST INCOME
Fees and service charges	112	105
TOTAL NON-INTEREST INCOME	112	105

NON-INTEREST EXPENSE
Salaries and employee benefits	2,256	2,201
Occupancy and equipment expense	682	647
FDIC premiums and related expenses	208	270
Legal fees	57	98
Other real estate owned expenses	9	69
Professional fees	246	189
Data processing	332	289
Other expenses	516	657
TOTAL NON-INTEREST EXPENSE	4,306	4,420
Income before provision for income taxes	2,019	1,583
Income tax expense	730	552
Net income	$1,289	$1,031

PER SHARE OF COMMON STOCK
Basic	$0.19	$0.17
Diluted	$0.19	$0.16

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Six Months Ended June 30,
	2017	2016
INTEREST INCOME
Loans, including fees	$15,069	$15,220
Securities	389	415
Federal funds sold and other	480	201
TOTAL INTEREST INCOME	15,938	15,836

INTEREST EXPENSE
Savings and interest bearing transaction accounts	880	724
Time deposits	2,643	2,622
Borrowed funds	160	216
TOTAL INTEREST EXPENSE	3,683	3,562

NET INTEREST INCOME	12,255	12,274
Provision for loan losses	—	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,255	11,824
NON-INTEREST INCOME
Fees and service charges	230	190
TOTAL NON-INTEREST INCOME	230	190

NON-INTEREST EXPENSE
Salaries and employee benefits	4,548	4,193
Occupancy and equipment expense	1,420	1,348
FDIC premiums and related expenses	441	539
Legal fees	140	134
Other real estate owned expenses	11	72
Professional fees	733	440
Data processing	636	572
Other expenses	878	1,113
TOTAL NON-INTEREST EXPENSE	8,807	8,411
Income before provision for income taxes	3,678	3,603
Income tax expense	1,327	1,280
Net income	$2,351	$2,323

PER SHARE OF COMMON STOCK
Basic	$0.35	$0.37
Diluted	$0.35	$0.37

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,
	2017	2016
Net income	$1,289	$1,031
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $24 and $39, respectively	39	63
Comprehensive income	$1,328	$1,094

	For the Six Months Ended June 30,
	2017	2016

Net income	$2,351	$2,323
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $68 and $181, respectively	106	289
Comprehensive income	$2,457	$2,612

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2016	60,509	12,940	(296)	73,153
Exercise of stock options	280	—	—	280
Stock based compensation	133	—	—	133
Dividends on common stock ($0.12 per share)	—	(751)	—	(751)
Net income	—	2,323	—	2,323
Total other comprehensive income	—	—	289	289
Balance at June 30, 2016	$60,922	$14,512	$(7)	$75,427

Balance at January 1, 2017	61,524	15,813	(193)	77,144
Exercise of stock options	523	—	—	523
Stock based compensation	170	—	—	170
5% Stock dividend (319,392 shares)	5,270	(5,270)	—	—
Net income	—	2,351	—	2,351
Total other comprehensive income	—	—	106	106
Balance at June 30, 2017	$67,487	$12,894	$(87)	$80,294

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,351	$2,323
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	—	450
Amortization of securities premiums	96	39
Deferred tax benefit	(98)	(458)
Depreciation and amortization	327	334
Stock based compensation	170	133
Accretion of net loan origination fees and costs	133	56
Gain on sale of other real estate owned	(18)	—
Write down of other real estate owned	—	56
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	72	34
Decrease in other assets	193	121
Increase in accrued interest payable and other liabilities	16	28
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,242	3,116

Cash flows from investing activities:
Purchases of securities available for sale	—	(12,000)
Purchases of securities held to maturity	(8,501)	(5,096)
Proceeds from maturities of securities held to maturity	8,768	5,829
Proceeds from called or matured securities available for sale	12,000	18,500
Purchase of restricted investment in bank stock	(56)	(706)
Proceeds from calls of restricted investment of bank stock	374	145
Proceeds from sale of other real estate owned	176	—
Net increase in loans	(15,756)	(10,222)
Purchases of premises and equipment	(566)	(2,209)
NET CASH USED IN INVESTING ACTIVITIES	(3,561)	(5,759)

Cash flows from financing activities:
Net increase in deposits	48,568	4,422
Net (decrease) increase in borrowed funds	(8,299)	11,752
Dividends paid	—	(750)
Proceeds from exercise of options	524	280
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,793	15,704
Increase in cash and cash equivalents	40,474	13,061
Cash and cash equivalents at beginning of year	76,976	74,189
CASH AND CASH EQUIVALENTS, END OF YEAR	$117,450	$87,250
Supplemental information:
Cash paid during the year for:
Interest	$3,780	$3,680
Taxes	$1,003	$1,708

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$158
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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2017, and the date these consolidated financial statements were issued.

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

Note 2.  Benefit Plans and Stock-Based Compensation

Stock option and restricted share information, and the related activity, for the periods presented have been adjusted for a 5% stock dividend declared on June 26, 2017.

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 251,983 shares of the Company’s common stock.  At June 30, 2017, stock options to purchase 225,026 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Stock Option Plan, of which options to purchase 71,684 shares were outstanding. There are no shares available for grants under the 2006 Stock Options Plan as the plan has expired.

During 2016, the Company granted 67,158 Non-Qualified Stock Options (NQO) to employees of the Company.  The fair value of the NQOs granted was $2.63 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQOs granted, vest each on February 1, 2017, February 1, 2018 and February 1, 2019.

Under the 2006 Stock Option Plan, there were 37,149 unvested options at June 30, 2017 and $91 thousand in unrecognized compensation expense. For the three and six months ended June 30, 2017, $14 thousand and $34 thousand, respectively, were recorded as expense for NQOs that have been issued through the 2006 Stock Option Plan. No share based compensation expense was recognized for the three and six months ended June 30, 2016.

During the six months ended June 30, 2017 options to purchase 15,750 and 567 shares of common stock at a price of $10.95 and $10.64 per share respectively, were exercised for a total price of $179 thousand and 2,783 options were forfeited.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.The aggregate intrinsic value of options outstanding as of June 30, 2017 under the 2006 Stock Option Plan was approximately $376 thousand.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 504,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30, 2017, stock options to purchase 373,099 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan, of which, options to purchase 262,500 shares were outstanding. The 2007 Director Plan is due to expire in July 2017 and thereafter no additional grants may be made under the 2007 Director Plan.

Under the 2007 Director Plan, there were no unvested options at June 30, 2017 and no unrecognized compensation expense. In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three and six months ended June 30, 2017.

During the six months ended June 30, 2017 options to purchase 31,500 shares of common stock at a price of $10.95 were exercised for a total price of $345 thousand and 31,500 options were forfeited.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.The aggregate intrinsic value of options outstanding as of June 30, 2017 under the 2007 Director Plan was approximately $1.3 million.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 262,500 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At June 30, 2017, there were 142,241 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan.

During the six months ended June 30, 2017, 31,500 shares of restricted common stock were issued under the 2011 Plan and 4,200 shares of restricted common stock were forfeited. For the three and six months ended June 30, 2017 $86 thousand and $121 thousand, respectively, were recorded as expense for restricted stock that has been issued through the 2011 Plan. For the three and six months ended June 30, 2016 $80 thousand and $133 thousand, respectively, were recorded as expense for restricted stock that has been issued through the 2011 Plan. At June 30, 2017, there were a total of 43,050 shares of unvested restricted stock and approximately $496 thousand in unrecognized compensation expense realted to the unvested restrcted stock.

During 2016, the Company granted 31,500 Non-Qualified Stock Options (NQO) to an executive of the Company.  The fair value of the 31,500 NQOs granted was $2.78 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.0% and expected lives of 10 years. One third of the NQOs granted, vested immedialty, with the remaining NQOs vesting over a two year period. No NQOs were exercised or forfeited during the first six months of 2017 under the 2011 Plan.

Under the 2011 Plan, there were 10,500 unvested options at June 30, 2017 and $24 thousand in unrecognized compensation expense. For the three and six months ended June 30, 2017, $7 thousand and $15 thousand were recorded as expense for NQOs that have been issued through the 2011 Plan.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock. The aggregate intrinsic value of NQOs outstanding as of June 30, 2017 under the 2011 Plan was approximately $165 thousand.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2017	2016
Net income applicable to common stock	$1,289	$1,031
Weighted average number of common shares outstanding - basic	6,696	6,245
Basic earnings per share	$0.19	$0.17

Net income applicable to common stock	$1,289	$1,031
Weighted average number of common shares outstanding	6,696	6,245
Effect of dilutive options	67	10
Weighted average number of common shares outstanding- diluted	6,763	6,255
Diluted earnings per share	$0.19	$0.16

Incentive stock options to purchase 15,750 shares of common stock at a price of $10.95 and non-qualified options to purchase 349,934 shares of common stock at a weighted average price of $10.88 were included in the computation of diluted earnings per share for the three months ended June 30, 2017.

Incentive stock options to purchase 49,500 shares of common stock at a weighted average price of $9.09 and 32,250 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the three months ended June 30, 2016. Incentive stock options to purchase 56,000 shares of common stock at a weighted average price of $11.50, non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 30,000 shares of common stock at a weighted average price of $11.23 were not included in the computation of diluted earnings per share for the three months ended June 30, 2016, because they were anti-dilutive.

The following table shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2017	2016
Net income applicable to common stock	$2,351	$2,323
Weighted average number of common shares outstanding - basic	6,672	6,243
Basic earnings per share	$0.35	$0.37

Net income applicable to common stock	$2,351	$2,323
Weighted average number of common shares outstanding	6,672	6,243
Effect of dilutive options	57	9
Weighted average number of common shares and common share equivalents- diluted	6,729	6,252
Diluted earnings per share	$0.35	$0.37

Incentive stock options to purchase 15,750 shares of common stock at a weighted average price of $10.95 and non-qualified options to purchase 349,934 shares of common stock at a weighted average price of $10.88 were included in the computation of diluted earnings per share for the six months ended June 30, 2017.

Incentive stock options to purchase 49,500 shares of common stock at a weighted average price of $9.09 and 32,250 unvested shares of restricted common stock were included in the computation of diluted earnings per share for the six months ended June 30, 2016.  Incentive stock options to purchase 56,000 shares of common stock at a weighted average price of $11.50, non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 30,000 shares of common stock at a weighted average price of $11.23 were not included in the computation of diluted earnings per share for the six months ended June 30, 2016, because they were anti-dilutive.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at June 30, 2017 and December 31, 2016 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,076	$—	$—	$7,076
Total securities held to maturity	7,076	—	—	7,076

Securities Available for Sale:
U.S. Treasury obligations	6,343	—	(72)	6,271
Government sponsored enterprise obligations	43,467	42	(114)	43,395
Total securities available for sale	49,810	42	(186)	49,666

	$56,886	$42	$(186)	$56,742

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,343	$—	$—	$7,343
Total securities held to maturity	7,343	—	—	7,343

Securities Available for Sale:
U.S. Treasury obligations	6,400	—	(132)	6,268
Government sponsored enterprise obligations	55,506	6	(191)	55,321
Total securities available for sale	61,906	6	(323)	61,589

	$69,249	$6	$(323)	$68,932

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,271	(72)	6,271	(72)
Government Sponsored Enterprise obligations	33,464	(114)	—	—	33,464	(114)
Total securities available for sale	33,464	(114)	6,271	(72)	39,735	(186)

Total securities	$33,464	$(114)	$6,271	$(72)	$39,735	$(186)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,268	(132)	6,268	(132)
Government Sponsored Enterprise obligations	34,473	(158)	6,966	(33)	41,439	(191)
Total securities available for sale	34,473	(158)	13,234	(165)	47,707	(323)

Total securities	$34,473	$(158)	$13,234	$(165)	$47,707	$(323)

The amortized cost and fair value of securities held to maturity and securities available for sale at June 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$7,076	$7,076	$10,005	$9,996
After one to five years	—	—	39,805	39,670
Total	$7,076	$7,076	$49,810	$49,666

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

At June 30, 2017, the Company’s available for sale securities portfolio consisted of thirteen securities, of which two were in an unrealized loss position for more than twelve months, nine were in a loss position for less than twelve months and two had unrealized gains. No OTTI charges were recorded for the three or six months ended June 30, 2017. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $27.3 million and a fair value of $27.1 million, were pledged to secure public funds on deposit at June 30, 2017. Securities with an amortized cost of $11.1 milion and a fair value of $11.1 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of June 30, 2017. Securities with an amortized cost of $37.4 million and a fair value of $37.2 million, were pledged to secure public funds on deposit at December 31, 2016. In addition, securities with an amortized cost of $11.2 million and a fair value of $11.1 million were pledged to secure borrowings with FHLBNY as of December 31, 2016.

During the three and six months ended June 30, 2017 and 2016, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans.

The components of the loan portfolio at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Commercial real estate	$526,419	$492,296
Residential mortgages	68,870	78,961
Commercial and industrial	26,283	30,259
Home equity	54,125	58,399
Consumer	336	656
	$676,033	$660,571

The Company grants loans primarily to residents and businesses within its New Jersey local trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.  The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
June 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,857	$468	$702	$435	$5	$774	$8,241
Charge-offs	—	—	—	(153)	(96)	—	(249)
Recoveries	—	—	—	—	1	—	1
Provision	(402)	(87)	(103)	61	93	438	—
Ending balance	$5,455	$381	$599	$343	$3	$1,212	$7,993
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,455	$381	$599	$343	$3	$1,212	$7,993

Loan receivables:
Ending balance	$526,419	$68,870	$26,283	$54,125	$336	$—	$676,033
Ending balance: individually evaluated for impairment	$9,896	$9,160	$3,138	$3,352	$—	$—	$25,546
Ending balance: collectively evaluated for impairment	$516,523	$59,710	$23,145	$50,773	$336	$—	$650,487

	Commercial	Residential	Commercial
June 30, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,753	$497	$1,024	$550	$32	$220	$8,076
Charge-offs	—	—	—	(1)			(1)
Recoveries	—	—	1	—	—	—	1
Provision	113	(203)	75	(25)	(15)	205	150
Ending balance	$5,866	$294	$1,100	$524	$17	$425	$8,226

December 31, 2016
Allowance for loan losses:
Ending balance	$5,925	$554	$809	$425	$6	$568	$8,287
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,925	$554	$809	$425	$6	$568	$8,287

Loan receivables:
Ending balance	$492,296	$78,961	$30,259	$58,399	$656	$—	$660,571
Ending balance: individually evaluated for impairment	$10,485	$9,731	$3,257	$4,543	$—	$—	$28,016
Ending balance: collectively evaluated for impairment	$481,811	$69,230	$27,002	$53,856	$656	$—	$632,555

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the six months ended:

	Commercial	Residential	Commercial
June 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(47)	—	(153)	(96)	—	(296)
Recoveries	—	1	—	—	1	—	2
Provisions	(470)	(127)	(210)	71	92	644	—
Ending balance	$5,455	$381	$599	$343	$3	$1,212	$7,993

	Commercial	Residential	Commercial
June 30, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(90)	—	(155)	—	—	(245)
Recoveries	—	—	1	—	—	—	1
Provisions	300	(188)	33	106	(22)	221	450
Ending balance	$5,866	$294	$1,100	$524	$17	$425	$8,226

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016, (in thousands):

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
June 30, 2017	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$—	$1,979	$1,663	$3,642	$522,777	$526,419	$1,663
Residential mortgages	—	3,067	5,154	8,221	60,649	68,870	5,154
Commercial and industrial	125	—	3,138	3,263	23,020	26,283	3,138
Home equity	2,204	160	7,304	9,668	44,457	54,125	7,304
Consumer	—	—	—	—	336	336	—
	$2,329	$5,206	$17,259	$24,794	$651,239	$676,033	$17,259

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
December 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$2,744	$—	$5,992	$8,736	$483,560	$492,296	$5,992
Residential mortgages	—	—	3,907	3,907	75,054	78,961	3,907
Commercial and industrial	—	—	3,257	3,257	27,002	30,259	3,257
Home equity	1,590	—	5,597	7,187	51,212	58,399	5,597
Consumer	—	—	—	—	656	656	—
	$4,334	$—	$18,753	$23,087	$637,484	$660,571	$18,753

The Company had no loans greater than ninety days delinquent and accruing interest at June 30, 2017 and December 31, 2016.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2017, the gross interest income would have been $118 thousand and $283 thousand, respectively. If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six month periods ended June 30, 2016, the gross interest income would have been $43 thousand and $89 thousand, respectively. There was no interest income recognized on these loans during the three and six months ended June 30, 2017 and 2016.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2017 and December 31, 2016 (in thousands):

	Commercial	Residential	Commercial
June 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$514,757	$58,582	$22,841	$50,774	$336	$647,290
Special Mention	1,766	1,128	304	—	—	3,198
Substandard	9,896	9,160	3,138	3,351	—	25,545
Doubtful	—	—	—	—	—	—
	$526,419	$68,870	$26,283	$54,125	$336	$676,033

	Commercial	Residential	Commercial
December 31, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$481,211	$67,204	$26,681	$53,856	$656	$629,608
Special Mention	600	2,026	321	—	—	2,947
Substandard	10,485	9,731	3,257	4,543	—	28,016
Doubtful	—	—	—	—	—	—
	$492,296	$78,961	$30,259	$58,399	$656	$660,571

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at June 30, 2017 and December 31, 2016 (in thousands):

		Unpaid
	Recorded	Principal	Related
June 30, 2017	Investment	Balance	Allowance
Commercial real estate	$9,920	$9,896	$—
Residential mortgages	10,425	9,160	—
Commercial and industrial	3,148	3,138	—
Home equity	3,577	3,352	—
Total impaired loans	$27,070	$25,546	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2016	Investment	Balance	Allowance
Commercial real estate	$10,485	$10,509	$—
Residential mortgages	9,731	10,804	—
Commercial and industrial	3,257	3,257	—
Home equity	4,543	4,675	—
Total impaired loans	$28,016	$29,245	$—

The following tables provide information about the Company’s impaired loans for the three and six month ended June 30, 2017 and 2016  (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$9,901	$—	$828	$—
Residential mortgages	5,343	—	4,259	—
Commercial and industrial	3,197	—	—	—
Home equity	7,485	—	3,189	—
Total impaired loans	$25,926	$—	$8,276	$—

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$9,906	$—	$833	$—
Residential mortgages	5,422	—	4,347	—
Commercial	3,217	—	—	—
Home equity	7,555	—	3,249	—
Total impaired loans	$26,100	$—	$8,429	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of June 30, 2017 and December 31, 2016 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
June 30, 2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	515	2	3,346	5	3,861
Home equity	103	2	6,321	8	6,424
	$618	4	$10,005	14	$10,623

	Accrual	Number of	Nonaccrual	Number of
December 31, 2016	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	521	2	3,477	5	3,998
Home equity	103	2	3,441	7	3,544
	$624	4	$7,256	13	$7,880

For the three and six months ended June 30, 2017 there was one new TDR that occurred. For the three and six months ended June 30, 2016, there were five new TDRs that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	1	$2,984	$2,984
	1	$2,984	$2,984

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2016	Loans	Investments	Investments
Residential mortgages	1	$525	$525
Home equity	4	1,569	1,569
	5	$2,094	$2,094

During the three and six months ended June 30, 2017, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the three and six months ended June 30, 2017, the Company had no foreclosed residential real estate properties. In addition, as of June 30, 2017, the Company had loans with a carrying value of $3.3 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2017, the Company had $3.5 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2017 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at June 30, 2017 and December 31, 2016, is as follows (in thousands):

	2017
			Original
June 30, 2017	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	2,129	1.50%	5	June 2019
Fixed Rate Amortizing Note	3,319	1.51%	5	July 2019
Fixed Rate Amortizing Note	3,216	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,119	2.02%	7	August 2021
Fixed Rate Amortizing Note	4,926	1.48%	5	October 2019
	$16,709	1.60%

	2016
			Original
December 31, 2016	Amount	Rate	Term (years)	Maturity
Fixed Rate Medium Note	$5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	2,630	1.50%	5	June 2019
Fixed Rate Amortizing Note	4,070	1.51%	5	July 2019
Fixed Rate Amortizing Note	3,916	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,469	2.02%	7	August 2021
Fixed Rate Amortizing Note	5,923	1.48%	5	October 2019
	$25,008	1.47%

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at June 30, 2017 and December 31, 2016.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2017, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	June 30, 2017	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.19%	4.50%	5.750%	6.50%
Tier 1 Capital Ratio	11.19%	6.00%	7.250%	8.00%
Total Capital Ratio	12.34%	8.00%	9.250%	10.00%
Leverage Ratio	9.07%	4.00%	N/A	5.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	June 30,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,271	$—	$6,271	$—
Government sponsored enterprise obligations	43,395	—	43,395	—
Total securities available for sale	$49,666	$—	$49,666	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2016	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,268	$—	$6,268	$—
Government sponsored enterprise obligations	55,321	—	55,321	—
Total securities available for sale	$61,589	$—	$61,589	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	June 30,	Active Markets for	Significant Other	Significant
Description	2017	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$491	$—	$—	$491

Other real estate owned	$456	$—	$—	$456

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2016	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$—	$—	$—	$—

Other real estate owned	$614	$—	$—	$614

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
June 30, 2017	Estimate	Techniques	Input	(Weighted Average)
Impaired loans	$491	Appraisal of Collateral (1)	Appraisal Adjustments (2)	17.5%
			Liquidation Expenses (2)	5.1%

Other real estate owned	$456	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5%
			Liquidation Expenses (2)	10.1%

	Fair Value	Valuation	Unobservable	Range
December 31, 2016	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$614	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5% - 48.40% (21.8)%
			Liquidation Expenses (2)	8.9% - 10.3% (9.3)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2017 and December 31, 2016 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	June 30, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$117,450	$117,450	$117,450	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	49,666	49,666	—	49,666	—
Securities held to maturity	7,076	7,076	—	7,076	—
Restricted investment in bank stock	1,665	1,665	—	1,665	—
Net loans	667,321	666,292	—	—	666,292
Accrued interest receivable	2,294	2,294	—	2,294	—
Financial liabilities:
Deposits	766,556	774,147	425,223	348,924	—
Borrowed funds	16,709	16,675	—	16,675	—
Accrued interest payable	597	597	—	597	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2016		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$76,976	$76,976	$76,976	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	61,589	61,589	—	61,589	—
Securities held to maturity	7,343	7,343	—	7,343	—
Restricted investment in bank stock	1,983	1,983	—	1,983	—
Net loans	651,698	659,084	—	—	659,084
Accrued interest receivable	2,366	2,366	—	2,366	—
Financial liabilities:
Deposits	717,988	722,711	425,246	297,465	—
Borrowed funds	25,008	24,933	—	24,933	—
Accrued interest payable	516	516	—	516	—

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

Limitation

The preceding fair value estimates were made at June 30, 2017 and December 31, 2016 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at June 30, 2017 and December 31, 2016, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.   The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2017, including interim periods therein.  Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP. The implementation of ASU 2014-09 should not have a material impact on the Company’s consolidated financial position or consolidated results of operations. However, the Company does believe that the new standard will result in new disclosure requirements. The Company is currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as, service charges and payments processing fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on its consolidated financial statements.

ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016 the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01  requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is presently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements.

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

Critical Accounting Policies, Judgments and Estimates

Our financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or future periods.  Financial assets and liabilities required to be recorded at, or adjusted to reflect, fair value require the use of estimates, assumptions, and judgments.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our financial condition and consolidated results of operations.

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

Results of Operations

Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016

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

Net Income

Net income for the second quarter of 2017 was $1.3 million compared to $1.0 million for second quarter of 2016, an increase of $258 thousand, or 25%.  This increase was primarily due to increases in interest income from loans of $216 thousand and Federal Funds and other interest earning deposits of $181 thousand. These increases were partially offset by increases in interest expense on deposit products of $224 thousand. Total operating expenses and provision for loan losses decreased by $114 thousand and $150 thousand, respectively, in the second quarter of 2017 compared to the second quarter of 2016. Tax expense was higher than the previous year by $178 thousand due to higher income before taxes.

Net income for the six months ended June 30, 2017 was approximately $2.4 million or $0.35 per diluted share, compared to $2.3 million or $0.37 per diluted share, for the six months ended June 30, 2016, an increase of 1.2%. An increase in total operating expenses of $396 thousand was offset by a decrease in provision for loan losses of $450 thousand, while net interest income remained constant between the two periods.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended June 30, 2017, net interest income increased by $166 thousand or 2.7% for the same period last year. Interest income increased by $389 thousand for the three months ended June 30, 2017 as compared to the corresponding period last year. This increase in interest income was primarily due to growth in the commercial loan portfolio and cash balances. Yield on total loans slightly decreased to 4.54% during the three months ended June 30, 2017 from 4.62% in the three months ended June 30, 2016. Total interest expense increased by $224 thousand in the second quarter of 2017 to $2.0 million compared to $1.7 million in the prior year. The increase in interest expense was due to higher average deposit balances coupled with higher interest rates. Interest on borrowed funds decreased by $43 thousand due to declining balances of borrowed funds. During the second quarter of 2017 average time deposits increased to $349.0 million from $313.4 million in the comparable quarter of 2016. Average other interest bearing deposits increased to $294.0 million in the current quarter from $260.9 million in the second quarter of 2016. Average borrowed funds decreased to $18.9 million in the current quarter from $34.5 million in the same quarter last year.

During the six months ended June 30, 2017, net interest income was constant at $12.3 million compared to the six months ended June 30, 2016.  Decreases in interest income from loans and investments of $151 thousand and $26 thousand, respectively, were offset by an increase in interest income from Federal Funds and other interest earning deposits of $280 thousand.  At the same time, total interest expense increased by $121 thousand for the six months ended June 30, 2017 from the six months ended June 30, 2016.  The Company’s average rate paid on interest bearing liabilities decreased slightly to 1.15% for the six months ended June 30, 2017, from 1.16% for the six months ended June 30, 2016.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$679,298	7,684	4.54%	$649,909	7,467	4.62%
Securities (1)	63,949	206	1.30	64,585	206	1.28
Federal Funds Sold	1,219	2	0.66	1,112	5	1.81
Interest-earning cash accounts	126,919	288	0.91	88,634	104	0.47
Total interest-earning Assets	871,385	8,180	3.77%	804,240	7,782	3.89%
Non-interest earning Assets	22,763			20,585
Allowance for Loan Losses	(8,200)			(8,125)
Total Assets	$885,948			$816,700
Interest-Bearing Liabilities:
Demand Deposits	$35,316	$19	0.22%	$36,627	$20	0.22%
Savings Deposits	115,031	267	0.93	96,489	220	0.92
Money Market Deposits	143,582	156	0.44	127,767	133	0.42
Time Deposits	349,008	1,435	1.65	313,352	1,238	1.59
Borrowed Funds	18,927	73	1.53	34,538	115	1.34
Total Interest Bearing Liabilities	661,864	1,950	1.18%	608,773	1,726	1.14%
Non-Interest Bearing Liabilities:
Demand Deposits	142,115			130,124
Other Liabilities	2,503			2,780
Total Non-Interest Bearing Liabilities	144,618			132,904
Stockholders’ Equity	79,466			75,023
Total Liabilities and Stockholders' Equity	$885,948			$816,700
Net Interest Income
(Tax Equivalent Basis)		$6,230			$6,056
Tax Equivalent Basis adjustment		(17)			(8)
Net Interest Income		$6,213			$6,048
Net Interest Rate Spread			2.59%			2.75%
Net Interest Margin			2.87%			3.03%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32

(1)	Yield is calculated on a tax effective basis.

	For the Six Months Ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$674,400	15,069	4.51%	$649,664	15,220	4.71%
Securities (1)	67,324	421	1.26	67,170	432	1.29
Federal Funds Sold	1,214	9	1.49	1,146	8	1.40
Interest-earning cash accounts	111,985	471	0.85	85,217	193	0.46
Total interest-earning Assets	854,923	15,970	3.77%	803,197	15,853	3.97%
Non-interest earning Assets	22,214			20,146
Allowance for Loan Losses	(8,242)			(8,118)
Total Assets	$868,895			$815,225
Interest-Bearing Liabilities:
Demand Deposits	$32,157	$34	0.21%	$35,036	$38	0.22%
Savings Deposits	115,812	534	0.93	92,645	421	0.91
Money Market Deposits	148,203	312	0.42	129,204	265	0.41
Time Deposits	329,962	2,643	1.62	328,124	2,622	1.61
Borrowed Funds	21,451	160	1.50	29,997	216	1.45
Total Interest Bearing Liabilities	647,585	3,683	1.15%	615,006	3,562	1.16%
Non-Interest Bearing Liabilities:
Demand Deposits	139,682			122,962
Other Liabilities	2,950			2,814
Total Non-Interest Bearing Liabilities	142,632			125,776
Stockholders’ Equity	78,678			74,443
Total Liabilities and Stockholders' Equity	$868,895			$815,225
Net Interest Income
(Tax Equivalent Basis)		$12,287			$12,291
Tax Equivalent Basis adjustment		(32)			(17)
Net Interest Income		$12,255			$12,274
Net Interest Rate Spread			2.62%			2.81%
Net Interest Margin			2.90%			3.08%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.31

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. The Company recognized no provision for loan losses for the three and six months ended June 30, 2017 compared to provision of $150 and $450 thousand the three and six months ended June 30, 2016. The allowance for loan losses to total loans was 1.18% as of the end of the second quarter of 2017

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities. For the three and six months ended June 30, 2017, non-interest income increased by $7 thousand and $40 thousand, respectively, compared to the three and six months ended June 30, 2016.

Non-interest Expense

Non-interest expense was $4.3 million during the second quarter of 2017 compared to $4.4 million in the second quarter of 2016, a decrease of approximately $114 thousand, reflecting non-recurring charges of $190 thousand in the second quarter of 2016.  During the six months ended June 30, 2017, net-interest expense was $8.8 million, $396 thousand greater than the same period last year. The increase in salaries and employee benefits costs is associated with health insurance premium increases and a new 401(k) plan with a safe harbor match. The increase in professional fees is mainly attributable to non-recurring consulting fees for the completion of loan system enhancements.

Income Tax Expense

The income tax provision increased $178 thousand to $730 thousand for the three months ended June 30, 2017 from $552 thousand for the quarter ended June 30, 2016. For the six months ended June 30, 2017, income tax expense was $1.3 million, basically unchanged from the six months ended June 30, 2016. The effective tax rate for the three and six months ended June 30, 2017 was 36.17% and 36.09%, respectively, compared to 34.88% and 35.53% for the corresponding periods in 2016.

FINANCIAL CONDITION

Total consolidated assets increased by $43.4 million, or 5.28%, from $822.4 million at December 31, 2016 to $865.9 million at June 30, 2017.  Loans receivable, or “total loans,” increased from $660.6 million at December 31, 2016 to $676.0 million at June 30, 2017, an increase of approximately $15.5 million, or 2.34%.  Total cash and cash equivalents increased from $77.0 million at December 31, 2016 to $117.5 million at June 30, 2017, an increase of $40.5 million. The change in cash is mainly due to the increase in deposit account balances, pending redeployment into interest earning assets. Total deposits grew by $48.6 million to $766.6 million at June 30, 2017, from $718.0 million at December 31, 2016, attributable to successful deposit campaigns. Borrowed funds decreased to $16.7 million at June 30, 2017 from $25.0 million at December 31, 2016.

Loans

Our loan portfolio is the primary component of our assets.  Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 2.4% to reach $667.3 million at June 30, 2017 from $651.7 million at December 31 2016. During the first six months of 2017, we originated approximately $90 million in new commercial credits. However, during the second quarter, we experienced an accelerated level of loan payoffs, moderating the net loan portfolio growth. Historically, we offered residential mortgage loans. However in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

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

As of June 30, 2017 the Bank had non-accrual loans of $17.3 million, compared to non-accrual loans totaling $18.8 million at year end 2016. The decrease in non-accrual loans reflects payoffs of two credits with outstanding balances totaling $1.3 million associated with a former Director and a sale of one credit totaling $302 thousand. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six months ended June 30, 2017, the gross interest income that would have been recorded in such periods would have been approximately $118 thousand and $283 thousand, respectively.

Within its nonaccrual loans at June 30, 2017, the Bank had five residential mortgage loans, eight home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions.    At June 30, 2017, nonaccrual TDR loans had an outstanding balance of $10.0 million and had no specific reserves associated with them. At June 30, 2017, the Bank had accruing loans which met the definition of a TDR totaling $618 thousand.

Investment Securities

Securities held as available for sale (“AFS”) were $49.7 million at June 30, 2017 compared to $61.6 million at December 31, 2016, due to maturities primarily during the second quarter of 2017 which are pending reinvestment in loans or other securities. Securities held to maturity at June 30, 2017 were relatively level from December 31, 2016.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $766.6 million at June 30, 2017 from $718 million at December 31, 2016, an increase of $48.6 million, or 6.8%. Time deposits increased by $48.6 million. Savings and interest bearing demand deposits increased by $896 thousand and $6.5 million respectively for the first six months of 2017. Noninterest bearing demand deposit accounts increased by $5.5 million while money market deposit accounts decreased by $12.9 million during the first six months of 2017. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At June 30, 2017 and December 31, 2016, the Bank had outstanding borrowings of $16.7 million and $25.0 million, respectively, with the FHLBNY.

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

As of June 30, 2017, the Company had a $5 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at June 30, 2017.  We are an approved member of the Federal Home Loan Bank of New York (“FHLBNY”).  The FHLBNY relationship could provide additional sources of liquidity, if required.  At June 30, 2017, the Bank had $16.7 million of borrowed funds from the FHLBNY.

Our total deposits equaled $766.6 million and $718.0 million, respectively, at June 30, 2017 and December 31, 2016. Cash and cash equivalents increased from $77.0 million on December 31, 2016 to $117.5 million at June 30, 2017.

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

As of June 30, 2017, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of June 30, 2017, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: August 11, 2017	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
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