Form 10-Q
period 2017-09-30
Bancorp of New Jersey, Inc.
filed 2017-11-09
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2017 there were 6,874,940 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$4,178	$2,628
Interest bearing deposits	99,737	73,896
Federal funds sold	452	452
Total cash and cash equivalents	104,367	76,976
Interest bearing time deposits	1,000	1,000
Securities available for sale	59,245	61,589
Securities held to maturity (fair value $4,411 and $7,343 at September 30, 2017 and December 31, 2016, respectively)	4,411	7,343
Restricted investment in bank stock, at cost	1,455	1,983
Loans receivable	693,626	660,571
Deferred loan fees and costs, net	(743)	(586)
Allowance for loan losses	(7,985)	(8,287)
Net loans	684,898	651,698
Premises and equipment, net	13,792	13,497
Accrued interest receivable	2,642	2,366
Other real estate owned	456	614
Other assets	5,616	5,374
Total assets	$877,882	$822,440
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$142,227	$137,564
Savings and interest bearing transaction accounts	297,265	287,682
Time deposits $250 and under	223,986	156,477
Time deposits over $250	112,977	136,265
Total deposits	776,455	717,988
Borrowed funds - Long Term	15,050	25,008
Accrued expenses and other liabilities	2,782	2,300
Total liabilities	794,287	745,296
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,832,940 at September 30, 2017 and 6,316,291 at December 31, 2016	69,442	61,524
Retained earnings	14,243	15,813
Accumulated other comprehensive loss	(90)	(193)
Total stockholders’ equity	83,595	77,144
Total liabilities and stockholders’ equity	$877,882	$822,440

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended September 30,
	2017	2016
INTEREST INCOME
Loans, including fees	$7,614	$7,620
Securities	234	166
Federal funds sold and other	353	110
TOTAL INTEREST INCOME	8,201	7,896

INTEREST EXPENSE
Savings and interest bearing transaction accounts	440	385
Time deposits	1,447	1,238
Borrowed funds	62	112
TOTAL INTEREST EXPENSE	1,949	1,735

NET INTEREST INCOME	6,252	6,161
Provision for loan losses	—	1,120
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,252	5,041
NON-INTEREST INCOME
Fees and service charges	111	202
TOTAL NON-INTEREST INCOME	111	202

NON-INTEREST EXPENSE
Salaries and employee benefits	2,278	2,075
Occupancy and equipment expense	740	648
FDIC premiums and related expenses	154	278
Legal fees	145	88
Other real estate owned expenses	8	9
Professional fees	249	382
Data processing	297	312
Other expenses	359	449
TOTAL NON-INTEREST EXPENSE	4,230	4,241
Income before provision for income taxes	2,133	1,002
Income tax expense	784	322
Net income	$1,349	$680

PER SHARE OF COMMON STOCK
Basic	$0.20	$0.11
Diluted	$0.20	$0.11

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Nine Months Ended September 30,
	2017	2016
INTEREST INCOME
Loans, including fees	$22,683	$22,839
Securities	623	581
Federal funds sold and other	833	311
TOTAL INTEREST INCOME	24,139	23,731

INTEREST EXPENSE
Savings and interest bearing transaction accounts	1,320	1,109
Time deposits	4,090	3,859
Borrowed funds	222	328
TOTAL INTEREST EXPENSE	5,632	5,296

NET INTEREST INCOME	18,507	18,435
Provision for loan losses	—	1,570
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,507	16,865
NON-INTEREST INCOME
Fees and service charges	341	392
TOTAL NON-INTEREST INCOME	341	392

NON-INTEREST EXPENSE
Salaries and employee benefits	6,826	6,268
Occupancy and equipment expense	2,160	1,996
FDIC premiums and related expenses	595	817
Legal fees	285	222
Other real estate owned expenses	19	81
Professional fees	982	822
Data processing	933	884
Other expenses	1,237	1,562
TOTAL NON-INTEREST EXPENSE	13,037	12,652
Income before provision for income taxes	5,811	4,605
Income tax expense	2,111	1,602
Net income	$3,700	$3,003

PER SHARE OF COMMON STOCK
Basic	$0.57	$0.48
Diluted	$0.57	$0.48

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2017	2016
Net income	$1,349	$680
Other comprehensive (loss) income:
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $2 and $5, respectively	(3)	7
Comprehensive income	$1,346	$687

	For the Nine Months Ended September 30,
	2017	2016

Net income	$3,700	$3,003
Other comprehensive income
Unrealized holding gains on securities available for sale, net of deferred income tax expense of $66 and $186, respectively	103	296
Comprehensive income	$3,803	$3,299

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2016	60,509	12,940	(296)	73,153
Exercise of stock options	580	—	—	580
Stock based compensation	204	—	—	204
Dividends on common stock ($0.18 per share)	—	(1,129)	—	(1,129)
Net income	—	3,003	—	3,003
Total other comprehensive income	—	—	296	296
Balance at September 30, 2016	$61,293	$14,814	$—	$76,107

Balance at January 1, 2017	61,524	15,813	(193)	77,144
Exercise of stock options	2,361	—	—	2,361
Stock based compensation	289	—	—	289
5% Stock dividend (319,294 shares)	5,270	(5,270)	—	—
Dividends in lieu of fractional shares of stock dividend	(2)	—	—	(2)
Net income	—	3,700	—	3,700
Total other comprehensive income	—	—	103	103
Balance at September 30, 2017	$69,442	$14,243	$(90)	$83,595

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,700	$3,003
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for loan losses	—	1,570
Amortization (accretion) of securities premiums	144	(52)
Deferred tax benefit	(458)	(458)
Depreciation and amortization	467	478
Stock based compensation	289	204
Accretion of net loan origination fees and costs	157	118
Gain on sale of other real estate owned	(18)	—
Write down of other real estate owned	—	56
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(276)	(71)
Decrease in other assets	150	265
Increase (decrease) in accrued interest payable and other liabilities	483	(421)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,638	4,692

Cash flows from investing activities:
Purchases of securities available for sale	(15,064)	(37,000)
Purchases of securities held to maturity	(8,501)	(5,096)
Proceeds from maturities of securities held to maturity	11,433	5,829
Proceeds from calls, maturities and other principal payments of securities available for sale	17,432	40,505
Purchase of restricted investment in bank stock	(56)	(706)
Proceeds from calls of restricted investment of bank stock	584	445
Proceeds from sale of other real estate owned	176	—
Net increase in loans	(33,357)	(16,572)
Purchases of premises and equipment	(762)	(2,927)
NET CASH USED IN INVESTING ACTIVITIES	(28,115)	(15,522)

Cash flows from financing activities:
Net increase in deposits	58,467	24,500
Net (decrease) increase in borrowed funds	(9,958)	5,119
Dividends paid	(2)	(1,129)
Proceeds from exercise of options	2,361	580
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,868	29,070
Increase in cash and cash equivalents	27,391	18,240
Cash and cash equivalents at beginning of year	76,976	74,189
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,367	$92,429
Supplemental information:
Cash paid during the year for:
Interest	$5,717	$5,406
Taxes	$1,714	$2,259

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$158

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (together with its consolidated subsidiaries, the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”) and the Bank’s wholly-owned subsidiaries, BONJ-New York Corp., BONJ-New Jersey Investment Company, BONJ-Delaware Investment Company and BONJ REIT Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of New Jersey to serve as a holding company for the Bank and to acquire all the capital stock of the Bank (referred to herein as the “holding company reorganization”).

The Company’s class of common stock has no par value and the Bank’s class of common stock has a par value of $10 per share.

The financial information in this quarterly report has been prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”); these financial statements have not been audited. Certain information and footnote disclosures required under USGAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2017, and the date these consolidated financial statements were issued.

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

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 251,983 shares of the Company’s common stock.  At September 30, 2017, stock options to purchase 221,645 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Stock Option Plan, of which options to purchase 67,988 shares were outstanding. There are no shares available for grants under the 2006 Stock Options Plan as the plan has expired.

During 2016, the Company granted 67,158 Non-Qualified Stock Options (NQO) to employees of the Company.  The fair value of the NQOs granted was $2.63 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQOs granted vest each on February 1, 2017, February 1, 2018 and February 1, 2019.

Under the 2006 Stock Option Plan, there were 34,545 unvested options at September 30, 2017 and $77 thousand in unrecognized compensation expense. For the three and nine months ended September 30, 2017, $14 thousand and $48 thousand, respectively, were recorded as expense for NQOs that have been issued through the 2006 Stock Option Plan. For the three and nine months ended September 30, 2016, $19 thousand was recorded as expense for NQOs that have been issued through the 2006 Stock Option Plan.

During the nine months ended September 30, 2017 options to purchase 15,750 and 882 shares of common stock at a price of $10.95 and $10.64 per share respectively, were exercised for a total price of $182 thousand and 6,164 options were forfeited.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.The aggregate intrinsic value of options outstanding as of September 30, 2017 under the 2006 Stock Option Plan was approximately $506 thousand.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 504,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2017, stock options to purchase 404,599 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan, of which, options to purchase 126,500 shares were outstanding. There are no shares available for grants under the 2007 Non-Qualified Stock Option Plan as the plan has expired.

Under the 2007 Director Plan, there were no unvested options at September 30, 2017 and no unrecognized compensation expense. In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three and nine months ended September 30, 2017.

During the nine months ended September 30, 2017 options to purchase 199,000 shares of common stock at a price of $10.95 were exercised for a total price of $2.18 million and no options were forfeited.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock.The aggregate intrinsic value of options outstanding as of September 30, 2017 under the 2007 Director Plan was approximately $911 thousand.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 262,500 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At September 30, 2017, there were 156,941 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan.

During the nine months ended September 30, 2017, 31,500 shares of restricted common stock were issued under the 2011 Plan and 4,200 shares of restricted common stock were forfeited. For the three and nine months ended September 30, 2017, $86 thousand and $207 thousand, respectively, were recorded as expense for restricted stock that has been issued through the 2011 Plan. For the three and nine months ended September 30, 2016 $70 thousand and $204 thousand, respectively, were recorded as expense for restricted stock that has been issued through the 2011 Plan. At September 30, 2017, there were a total of 43,050 shares of unvested restricted stock and approximately $410 thousand in unrecognized compensation expense realted to the unvested restrcted stock.

During 2016, the Company granted 31,500 Non-Qualified Stock Options (NQO) to an executive of the Company.  The fair value of the 31,500 NQOs granted was $2.78 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.0% and expected lives of 10 years. One third of the NQOs granted vested immedialty, with the remaining NQOs vesting over a two year period.

In July 2017, the Company granted 14,700 Non-Qualified Stock Options (NQO) to employees of the Company.  The fair value of the NQOs granted was $6.95 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 0.00%, risk free interest rate of 2.31%, expected volatility of 26.81% and expected lives of 10 years.   One third of the NQOs granted vest each on February 1, 2018, February 1, 2019 and February 1, 2020.

No NQOs were exercised or forfeited during the first nine months of 2017 under the 2011 Plan.

Under the 2011 Plan, there were 25,200 unvested options at September 30, 2017 and $108 thousand in unrecognized compensation expense. For the three and nine months ended September 30, 2017, $19 thousand and $33 thousand were recorded as expense for NQOs that have been issued through the 2011 Plan.

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on that date.  This amount changes based on the changes in the market value in the Company’s stock. The aggregate intrinsic value of NQOs outstanding as of September 30, 2017 under the 2011 Plan was approximately $251 thousand.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2017	2016
Net income applicable to common stock	$1,349	$680
Weighted average number of common shares outstanding - basic	6,614	6,298
Basic earnings per share	$0.20	$0.11

Net income applicable to common stock	$1,349	$680
Weighted average number of common shares outstanding	6,614	6,298
Effect of dilutive options	53	3
Weighted average number of common shares outstanding- diluted	6,667	6,301
Diluted earnings per share	$0.20	$0.11

Incentive stock options to purchase 15,750 shares of common stock at a weighted average price of $10.95 and non-qualified options to purchase 224,938 shares of common stock at a weighted average price of $11.24 were included in the computation of diluted earnings per share for the three months ended September 30, 2017.

Incentive stock options to purchase 16,500 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the three months ended September 30, 2016. Incentive stock options to purchase 35,000 shares of common stock at a weighted average price of $11.50, non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 92,700 shares of common stock at a weighted average price of $11.19 were not included in the computation of diluted earnings per share for the three months ended September 30, 2016, because they were anti-dilutive.

The following table shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2017	2016
Net income applicable to common stock	$3,700	$3,003
Weighted average number of common shares outstanding - basic	6,442	6,261
Basic earnings per share	$0.57	$0.48

Net income applicable to common stock	$3,700	$3,003
Weighted average number of common shares outstanding	6,442	6,261
Effect of dilutive options	41	3
Weighted average number of common shares and common share equivalents- diluted	6,483	6,264
Diluted earnings per share	$0.57	$0.48

Incentive stock options to purchase 15,750 shares of common stock at a weighted average price of $10.95 and non-qualified options to purchase 224,938 shares of common stock at a weighted average price of $11.24 were included in the computation of diluted earnings per share for the nine months ended September 30, 2017.

Incentive stock options to purchase 16,500 shares of common stock at a weighted average price of $9.09 were included in the computation of diluted earnings per share for the nine months ended September 30, 2016.  Incentive stock options to purchase 35,000 shares of common stock at a weighted average price of $11.50, non-qualified options to purchase 331,334 shares of common stock at a weighted average price of $11.50 and non-qualified options to purchase 92,700 shares of common stock at a weighted average price of $11.19 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2016, because they were anti-dilutive.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at September 30, 2017 and December 31, 2016 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,411	$—	$—	$4,411
Total securities held to maturity	4,411	—	—	4,411

Securities Available for Sale:
U.S. Treasury obligations	6,315	—	(74)	6,241
Government sponsored enterprise obligations
Agency backed	38,457	33	(113)	38,377
Mortgage backed	14,620	7	—	14,627
Total securities available for sale	59,392	40	(187)	59,245

	$63,803	$40	$(187)	$63,656

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,343	$—	$—	$7,343
Total securities held to maturity	7,343	—	—	7,343

Securities Available for Sale:
U.S. Treasury obligations	6,400	—	(132)	6,268
Government sponsored enterprise obligations	55,506	6	(191)	55,321
Total securities available for sale	61,906	6	(323)	61,589

	$69,249	$6	$(323)	$68,932

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	6,241	(74)	—	—	6,241	(74)
Government Sponsored Enterprise obligations	13,451	(60)	14,997	(53)	28,448	(113)
Total securities available for sale	19,692	(134)	14,997	(53)	34,689	(187)

Total securities	$19,692	$(134)	$14,997	$(53)	$34,689	$(187)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury obligation	—	—	6,268	(132)	6,268	(132)
Government Sponsored Enterprise obligations	34,473	(158)	6,966	(33)	41,439	(191)
Total securities available for sale	34,473	(158)	13,234	(165)	47,707	(323)

Total securities	$34,473	$(158)	$13,234	$(165)	$47,707	$(323)

The amortized cost and fair value of securities held to maturity and securities available for sale at September 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$4,411	$4,411	$15,011	$14,969
After one to five years	—	—	29,761	29,649
Greater than five years	—	—	14,620	14,627
Total	$4,411	$4,411	$59,392	$59,245

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

When OTTI for debt securities occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the OTTI would be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at statement of financial condition date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI would be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors would be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less the OTTI recognized in earnings would become the new amortized cost basis of the investment.

At September 30, 2017, the Company’s available for sale securities portfolio consisted of fifteen securities, of which three were in an unrealized loss position for more than twelve months, seven were in a loss position for less than twelve months and five had unrealized gains. No OTTI charges were recorded for the three or nine months ended September 30, 2017. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $25.2 million and a fair value of $25.1 million, were pledged to secure public funds on deposit at September 30, 2017. Securities with an amortized cost of $11.1 milion and a fair value of $11.1 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of September 30, 2017. Securities with an amortized cost of $37.4 million and a fair value of $37.2 million, were pledged to secure public funds on deposit at December 31, 2016. In addition, securities with an amortized cost of $11.2 million and a fair value of $11.1 million were pledged to secure borrowings with FHLBNY as of December 31, 2016.

During the three and nine months ended September 30, 2017 and 2016, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans.

The components of the loan portfolio at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Commercial real estate	$548,369	$492,296
Residential mortgages	67,045	78,961
Commercial and industrial	24,292	30,259
Home equity	53,595	58,399
Consumer	325	656
	$693,626	$660,571

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
September 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,455	$381	$599	$343	$3	$1,212	$7,993
Charge-offs	—	(1)	—	(9)	—	—	(10)
Recoveries	—	—	—	—	2	—	2
Provision	191	(12)	(91)	76	52	(216)	—
Ending balance	$5,646	$368	$508	$410	$57	$996	$7,985
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,646	$368	$508	$410	$57	$996	$7,985

Loan receivables:
Ending balance	$548,369	$67,045	$24,292	$53,595	$325	$—	$693,626
Ending balance: individually evaluated for impairment	$9,885	$9,284	$3,138	$3,112	$—	$—	$25,419
Ending balance: collectively evaluated for impairment	$538,484	$57,761	$21,154	$50,483	$325	$—	$668,207

	Commercial	Residential	Commercial
September 30, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,866	$294	$1,100	$524	$17	$425	$8,226
Charge-offs	—	—	(1,026)	—	(1)	—	(1,027)
Recoveries	—	—	—	—	1	—	1
Provision	143	396	1,049	(51)	8	(425)	1,120
Ending balance	$6,009	$690	$1,123	$473	$25	$—	$8,320

December 31, 2016
Allowance for loan losses:
Ending balance	$5,925	$554	$809	$425	$6	$568	$8,287
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,925	$554	$809	$425	$6	$568	$8,287

Loan receivables:
Ending balance	$492,296	$78,961	$30,259	$58,399	$656	$—	$660,571
Ending balance: individually evaluated for impairment	$10,485	$9,731	$3,257	$4,543	$—	$—	$28,016
Ending balance: collectively evaluated for impairment	$481,811	$69,230	$27,002	$53,856	$656	$—	$632,555

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the nine months ended:

	Commercial	Residential	Commercial
September 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(48)	—	(162)	(96)	—	(306)
Recoveries	—	1	—	—	3	—	4
Provisions	(279)	(139)	(301)	147	144	428	—
Ending balance	$5,646	$368	$508	$410	$57	$996	$7,985

	Commercial	Residential	Commercial
September 30, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(90)	(1,026)	(155)	(1)	—	(1,272)
Recoveries	—	—	1	—	1	—	2
Provisions	443	208	1,082	55	(14)	(204)	1,570
Ending balance	$6,009	$690	$1,123	$473	$25	$—	$8,320

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016, (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
September 30, 2017	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$211	$—	$1,663	$1,874	$546,495	$548,369	$1,663
Residential mortgages	1,215	—	10,290	11,505	55,540	67,045	9,001
Commercial and industrial	34	—	3,138	3,172	21,120	24,292	3,138
Home equity	2,110	160	3,057	5,327	48,268	53,595	3,057
Consumer	—	—	—	—	325	325	—
	$3,570	$160	$18,148	$21,878	$671,748	$693,626	$16,859

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
December 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$2,744	$—	$5,992	$8,736	$483,560	$492,296	$5,992
Residential mortgages	—	—	3,907	3,907	75,054	78,961	3,907
Commercial and industrial	—	—	3,257	3,257	27,002	30,259	3,257
Home equity	1,590	—	5,597	7,187	51,212	58,399	5,597
Consumer	—	—	—	—	656	656	—
	$4,334	$—	$18,753	$23,087	$637,484	$660,571	$18,753

At September 30, 2017, the Company had three loans that were delinquent ninety days or greater and accruing interest. At December 31, 2016, the Company had no loans greater than ninety days delinquent and accruing interest.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2017, the gross interest income would have been $174 thousand and $458 thousand, respectively. If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine month periods ended September 30, 2016, the gross interest income would have been $62 thousand and $148 thousand, respectively. There was no interest income recognized on these loans during the three and nine months ended September 30, 2017 and 2016.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2017 and December 31, 2016 (in thousands):

	Commercial	Residential	Commercial
September 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$536,734	$56,635	$20,859	$50,483	$325	$665,036
Special Mention	1,750	1,126	295	—	—	3,171
Substandard	9,885	9,284	3,138	3,112	—	25,419
Doubtful	—	—	—	—	—	—
	$548,369	$67,045	$24,292	$53,595	$325	$693,626

	Commercial	Residential	Commercial
December 31, 2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$481,211	$67,204	$26,681	$53,856	$656	$629,608
Special Mention	600	2,026	321	—	—	2,947
Substandard	10,485	9,731	3,257	4,543	—	28,016
Doubtful	—	—	—	—	—	—
	$492,296	$78,961	$30,259	$58,399	$656	$660,571

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at September 30, 2017 and December 31, 2016 (in thousands):

		Unpaid
	Recorded	Principal	Related
September 30, 2017	Investment	Balance	Allowance
Commercial real estate	$9,885	$9,909	$—
Residential mortgages	9,284	10,647	—
Commercial and industrial	3,138	3,148	—
Home equity	3,112	3,427	—
Total impaired loans	$25,419	$27,131	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2016	Investment	Balance	Allowance
Commercial real estate	$10,485	$10,509	$—
Residential mortgages	9,731	10,804	—
Commercial and industrial	3,257	3,257	—
Home equity	4,543	4,675	—
Total impaired loans	$28,016	$29,245	$—

The following tables provide information about the Company’s impaired loans for the three and nine month ended September 30, 2017 and 2016  (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$9,890	$—	$972	$—
Residential mortgages	9,222	—	4,104	—
Commercial and industrial	3,138	—	—	—
Home equity	3,232	—	3,846	—
Total impaired loans	$25,482	$—	$8,922	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$9,901	$—	$904	$—
Residential mortgages	9,448	—	4,278	—
Commercial	3,197	—	—	—
Home equity	3,384	—	3,194	—
Total impaired loans	$25,930	$—	$8,376	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of september 30, 2017 and December 31, 2016 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
September 30, 2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	760	3	7,429	9	8,189
Home equity	102	2	2,614	6	2,716
	$862	5	$10,381	16	$11,243

	Accrual	Number of	Nonaccrual	Number of
December 31, 2016	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	521	2	3,477	5	3,998
Home equity	103	2	3,441	7	3,544
	$624	4	$7,256	13	$7,880

For the nine months ended September 30, 2017 there were four new TDRs that occurred. For the nine months ended September 30, 2016, there were four new TDRs that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	4	$3,695	$3,695
	4	$3,695	$3,695

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2016	Loans	Investments	Investments
Residential mortgages	1	$52	$52
Home equity	3	1,380	1,380
	4	$1,432	$1,432

During the three and nine months ended September 30, 2017, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the three and nine months ended September 30, 2017, the Company had no foreclosed residential real estate properties. In addition, as of September 30, 2017, the Company had loans with a carrying value of $3.2 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2017, the Company had $3.5 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2017 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at September 30, 2017 and December 31, 2016, is as follows (in thousands):

	2017
			Original
September 30, 2017	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	1,877	1.50%	5	June 2019
Fixed Rate Amortizing Note	2,942	1.51%	5	July 2019
Fixed Rate Amortizing Note	2,864	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,943	2.02%	7	August 2021
Fixed Rate Amortizing Note	4,424	1.48%	5	October 2019
	$15,050	1.60%

	2016
			Original
December 31, 2016	Amount	Rate	Term (years)	Maturity
Fixed Rate Medium Note	$5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	2,630	1.50%	5	June 2019
Fixed Rate Amortizing Note	4,070	1.51%	5	July 2019
Fixed Rate Amortizing Note	3,916	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,469	2.02%	7	August 2021
Fixed Rate Amortizing Note	5,923	1.48%	5	October 2019
	$25,008	1.47%

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at September 30, 2017 and December 31, 2016.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2017, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	September 30, 2017	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.33%	4.50%	5.750%	6.50%
Tier 1 Capital Ratio	11.33%	6.00%	7.250%	8.00%
Total Capital Ratio	12.45%	8.00%	9.250%	10.00%
Leverage Ratio	9.63%	4.00%	N/A	5.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	September 30,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,241	$—	$6,241	$—
Government sponsored enterprise obligations:
Agency backed	38,377		38,377
Mortgage backed	14,627	—	14,627	—
Total securities available for sale	$59,245	$—	$59,245	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2016	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury obligations	$6,268	$—	$6,268	$—
Government sponsored enterprise obligations	55,321	—	55,321	—
Total securities available for sale	$61,589	$—	$61,589	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	September 30,	Active Markets for	Significant Other	Significant
Description	2017	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$541	$—	$—	$541

Other real estate owned	$456	$—	$—	$456

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2016	Identical Assets	Observable Inputs	Unobservable Inputs
Impaired loans	$—	$—	$—	$—

Other real estate owned	$614	$—	$—	$614

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
September 30, 2017	Estimate	Techniques	Input	(Weighted Average)
Impaired loans	$541	Appraisal of Collateral (1)	Appraisal Adjustments (2)	2.7% - 17.5% (13.0%)
			Liquidation Expenses (2)	0.0% - 5.1% (3.6%)

Other real estate owned	$456	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5%
			Liquidation Expenses (2)	10.1%

	Fair Value	Valuation	Unobservable	Range
December 31, 2016	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$614	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5% - 48.40% (21.8)%
			Liquidation Expenses (2)	8.9% - 10.3% (9.3)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)

Appraisals may be adjusted for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned, establishing a new cost basis.  The fair value of other real estate owned is based upon independent third party appraisal values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2017 and December 31, 2016 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	September 30, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$104,367	$104,367	$104,367	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	59,245	59,245	—	59,245	—
Securities held to maturity	4,411	4,411	—	4,411	—
Restricted investment in bank stock	1,455	1,455	—	1,455	—
Net loans	684,898	681,837	—	—	681,837
Accrued interest receivable	2,642	2,642	—	2,642	—
Financial liabilities:
Deposits	776,455	782,401	439,492	342,909	—
Borrowed funds	15,050	15,017	—	15,017	—
Accrued interest payable	631	631	—	631	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2016		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$76,976	$76,976	$76,976	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	61,589	61,589	—	61,589	—
Securities held to maturity	7,343	7,343	—	7,343	—
Restricted investment in bank stock	1,983	1,983	—	1,983	—
Net loans	651,698	659,084	—	—	659,084
Accrued interest receivable	2,366	2,366	—	2,366	—
Financial liabilities:
Deposits	717,988	722,711	425,246	297,465	—
Borrowed funds	25,008	24,933	—	24,933	—
Accrued interest payable	516	516	—	516	—

Cash and Cash Equivalents and Interest Bearing Time Deposits

The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets’ fair values.

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

Loans Receivable

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the date of statement of financial condition that reflect the interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values approximate carrying values.

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

Other Real Estate Owned

Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned, establishing a new cost basis.  The fair value of other real estate owned is based upon independent third party appraisal values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

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

Limitation

The preceding fair value estimates were made at September 30, 2017 and December 31, 2016 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2017 and December 31, 2016, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.   The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2017, including interim periods therein.  Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S.

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

Critical Accounting Policies, Judgments and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or future periods.  Financial assets and liabilities required to be recorded at, or adjusted to reflect, fair value require the use of estimates, assumptions, and judgments.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our financial condition and consolidated results of operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 compared to Three and Nine Months Ended September 30, 2016

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

Net Income

Net income for the third quarter of 2017 was $1.3 million compared to $680 thousand for the third quarter of 2016, an increase of $669 thousand, or 98.4%. Net income for the nine months ended September 30, 2017 was approximately $3.7 million or $0.57 per diluted share, compared to $3.0 million or $0.48 per diluted share, for the nine months ended September 30, 2016, an increase of 23.2%. The increase in net income for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016 was primarily due to the provision for loan losses recognized by the Company in 2016, while the Company did not recognize any provisions in 2017.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  For the three month period ended September 30, 2017, net interest income increased by $91 thousand or 1.5% versus the same period last year. Interest income increased by $305 thousand for the three months ended September 30, 2017 as compared to the corresponding period last year. This increase in interest income was primarily due to growth in cash balances. Yield on total loans slightly decreased to 4.44% during the three months ended September 30, 2017 from 4.61% in the three months ended September 30, 2016. Total interest expense increased by $214 thousand in the third quarter of 2017 to $1.9 million compared to $1.7 million in the prior year. The increase in interest expense was due to higher average deposit balances coupled with higher interest rates. Interest on borrowed funds decreased by $50 thousand due to declining balances of borrowed funds. During the third quarter of 2017 average time deposits increased to $337.8 million from $307.0 million in the comparable quarter of 2016. Average other interest bearing deposits increased to $264.3 million in the current quarter from $230.4 million in the second quarter of 2016. Average borrowed funds decreased to $15.7 million in the current quarter from $33.9 million in the same quarter last year.

For the nine months ended September 30, 2017, net interest income was constant at $18.5 million compared to the nine months ended September 30, 2016.  A decrease in interest income from loans of $156 thousand was offset by an increase in interest income from Federal Funds and other interest earning deposits and securities of $522 thousand and $42 thousand, respectively.  Total interest expense increased by $336 thousand for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$679,670	7,614	4.44%	$657,839	7,620	4.61%
Securities (1)	65,001	247	1.51	66,667	175	1.04
Federal Funds Sold	1,355	4	1.17	1,035	4	1.92
Interest-earning cash accounts	107,660	349	1.29	88,277	106	0.48
Total interest-earning Assets	853,686	8,214	3.82%	813,818	7,905	3.86%
Non-interest earning Assets	22,896			22,087
Allowance for Loan Losses	(7,994)			(8,447)
Total Assets	$868,588			$827,458
Interest-Bearing Liabilities:
Demand Deposits	$31,896	$17	0.21%	$37,671	$20	0.21%
Savings Deposits	110,572	255	0.91	98,972	230	0.92
Money Market Deposits	153,688	168	0.43	131,467	135	0.41
Time Deposits	337,751	1,447	1.70	307,034	1,238	1.60
Borrowed Funds	15,664	62	1.57	33,894	112	1.31
Total Interest Bearing Liabilities	649,571	1,949	1.19%	609,038	1,735	1.13%
Non-Interest Bearing Liabilities:
Demand Deposits	134,907			139,690
Other Liabilities	2,966			2,723
Total Non-Interest Bearing Liabilities	137,873			142,413
Stockholders’ Equity	81,144			76,007
Total Liabilities and Stockholders' Equity	$868,588			$827,458
Net Interest Income
(Tax Equivalent Basis)		$6,265			$6,170
Tax Equivalent Basis adjustment		(13)			(9)
Net Interest Income		$6,252			$6,161
Net Interest Rate Spread			2.63%			2.73%
Net Interest Margin			2.91%			3.02%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.31			1.34

(1)	Yield is calculated on a tax effective basis.

	For the Nine Months Ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$676,175	22,683	4.49%	$652,409	22,838	4.68%
Securities (1)	66,541	669	1.34	67,002	608	1.21
Federal Funds Sold	1,262	13	1.38	1,109	13	1.57
Interest-earning cash accounts	110,528	820	0.99	86,082	299	0.46
Total interest-earning Assets	854,506	24,185	3.78%	806,602	23,758	3.93%
Non-interest earning Assets	22,444			20,961
Allowance for Loan Losses	(8,158)			(8,227)
Total Assets	$868,792			$819,336
Interest-Bearing Liabilities:
Demand Deposits	$32,069	$51	0.21%	$35,921	$58	0.22%
Savings Deposits	114,046	789	0.92	94,771	650	0.92
Money Market Deposits	150,052	480	0.43	129,963	401	0.41
Time Deposits	332,587	4,090	1.64	320,890	3,859	1.61
Borrowed Funds	19,500	222	1.52	31,305	328	1.40
Total Interest Bearing Liabilities	648,254	5,632	1.16%	612,850	5,296	1.15%
Non-Interest Bearing Liabilities:
Demand Deposits	138,073			128,732
Other Liabilities	2,955			2,785
Total Non-Interest Bearing Liabilities	141,028			131,517
Stockholders’ Equity	79,510			74,969
Total Liabilities and Stockholders' Equity	$868,792			$819,336
Net Interest Income
(Tax Equivalent Basis)		$18,553			$18,462
Tax Equivalent Basis adjustment		(46)			(27)
Net Interest Income		$18,507			$18,435
Net Interest Rate Spread			2.62%			2.78%
Net Interest Margin			2.90%			3.06%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. The Company recognized no provision for loan losses for the three and nine months ended September 30, 2017 compared to provision of $1.12 million and $1.57 million the three and nine months ended September 30, 2016, respectively. The provisions in 2016 were mainly due to a provision recognized in the third quarter of 2016 related to a single credit. The allowance for loan losses to total loans was 1.15% as of the end of the third quarter of 2017.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities. For the three and nine months ended September 30, 2017, non-interest income decreased by $91 thousand and $51 thousand, respectively, compared to the three and nine months ended September 30, 2016.

Non-interest Expense

Non-interest expense was $4.2 million during the third quarter of 2017, consistent with the third quarter of 2016. During the nine months ended September 30, 2017, non-interest expense was $13.0 million, $385 thousand greater than the same period last year. The increase in non-interest expense in the nine month period primarily reflects an increase in salaries and employee benefits costs associated with health insurance premium increases and a new 401(k) plan with a safe harbor match and an increase in professional fees mainly attributable to non-recurring consulting fees for the completion of loan system enhancements. The change in non-interest expense also reflects non-recurring charges of $220 thousand in the nine months ended September 30, 2016.

Income Tax Expense

The income tax provision increased $462 thousand to $784 thousand for the three months ended September 30, 2017 from $322 thousand for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, income tax expense was $2.1 million versus $1.6 million for the nine months ended September 2017. The effective tax rate for the three and nine months ended September 30, 2017 was 36.73% and 36.32%, respectively, compared to 32.10% and 34.78% for the corresponding periods in 2016.

FINANCIAL CONDITION

Total consolidated assets increased by approximately $55.4 million, or 6.74%, from $822.4 million at December 31, 2016 to $877.9 million at September 30, 2017.  Loans receivable, or “total loans,” increased from $660.6 million at December 31, 2016 to $693.6 million at September 30, 2017, an increase of approximately $33.0 million, or 5.00%.  Total cash and cash equivalents increased from $77.0 million at December 31, 2016 to $104.4 million at September 30, 2017, an increase of $27.4 million. The change in cash is mainly due to the increase in deposit account balances, pending redeployment into interest earning assets. Total deposits grew by $58.5 million to $776.5 million at September 30, 2017, from $718.0 million at December 31, 2016, attributable to successful deposit campaigns. Borrowed funds decreased to $15.1 million at September 30, 2017 from $25.0 million at December 31, 2016.

Loans

Our loan portfolio is the primary component of our assets.  Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 5.1% to reach $684.9 million at September 30, 2017 from $651.7 million at December 31 2016. Historically, we offered residential mortgage loans. However in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

Our loan portfolio consists of commercial real estate, commercial & industrial, residential, consumer and home equity loans.  Commercial & industrial loans are made for the purpose of providing working capital primarily for construction, financing the purchase of income producing properties, purchase of equipment or inventory, as well as for other business purposes.  Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential investment property.   We have a concentration of commercial loans collateralized by real estate.

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

As of September 30, 2017 the Bank had non-accrual loans of $16.9 million, compared to non-accrual loans totaling $18.8 million at year end 2016. The decrease in non-accrual loans reflects payoffs of two credits with outstanding balances totaling $1.3 million associated with a former Director, a sale of one credit totaling $302 thousand and a payment of $300 thousand on a single credit. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine months ended September 30, 2017, the gross interest income that would have been recorded in such periods would have been approximately $174 thousand and $458 thousand, respectively.

Within its nonaccrual loans at September 30, 2017, the Bank had nine residential mortgage loans, six home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions.    At September 30, 2017, nonaccrual TDR loans had an outstanding balance of $10.3 million and had no specific reserves associated with them. At September 30, 2017, the Bank had accruing loans which met the definition of a TDR totaling $862 thousand.

Investment Securities

Securities held as available for sale (“AFS”) were $59.2 million at September 30, 2017 compared to $61.6 million at December 31, 2016. During the third quarter of 2017 the Company purchased three Mortgage Backed Securities totaling $15 million at the same time one Agency Backed Security of $5 million matured. Securities held to maturity at September 30, 2017 were $4.4 million compared to $7.3 million at December 31, 2016, a decrease of $2.9 million that is due to maturities.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $776.5 million at September 30, 2017 from $718 million at December 31, 2016, an increase of $58.5 million, or 8.14%. Time deposits increased by $44.2 million. Savings and interest bearing demand deposits increased by $9.6 million for the first nine months of 2017. Noninterest bearing demand deposit accounts increased by $4.7 million during the first nine months of 2017. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At September 30, 2017 and December 31, 2016, the Bank had outstanding borrowings of $15.1 million and $25.0 million, respectively, with the FHLBNY.

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

As of September 30, 2017, the Company had a $5 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at September 30, 2017.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At September 30, 2017, the Bank had $15.1 million of borrowed funds and a $40 million letter of credit from the FHLBNY.

Our total deposits equaled $776.5 million and $718.0 million, respectively, at September 30, 2017 and December 31, 2016. Cash and cash equivalents increased from $77.0 million on December 31, 2016 to $104.4 million at September 30, 2017.

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

As of September 30, 2017, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2017, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: November 09, 2017	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)