Form 10-K
period 2017-12-31
Bancorp of New Jersey, Inc.
filed 2018-03-16
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES   ☐   NO   ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES   ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company	☐

If an emerging growth company, indicate by check if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES   ☐   NO   ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $79,744,539 based on the last sale price as of such date.

The number of shares outstanding of the registrant’s common stock, no par value, outstanding as of March 02, 2018 was 6,947,690.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2018 Annual Meeting of Shareholders to be held May 24, 2018, are incorporated by reference in Part III of this annual report on Form 10‑K.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its corporate office at 750 East Palisade Avenue, Englewood Cliffs, New Jersey, 07632, and its nine branch offices located at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, 4 Park Street, Harrington Park, New Jersey, 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, sometimes referred to as the “FRB.”  The Bank is supervised and regulated by the Federal Deposit Insurance Corporation or “FDIC” and the New Jersey Department of Banking and Insurance or “NJDOBI”.  The Bank’s deposits are insured by the FDIC up to applicable limits.  The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the NJDOBI.  The main office of the Bank is located at 1365 Palisade Avenue, Fort Lee, NJ, 07024 and the telephone number is (201) 944-8600.

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

Market Area

The principal market for our deposit gathering and lending activities is within Bergen County in New Jersey.  The market is dominated by offices of large statewide and interstate banking institutions.  The market area has a relatively affluent population base of potential customers for our services and a diversified mix of commercial businesses and residential neighborhoods. In order to meet the demands of this market, the Company operates its corporate office in Englewood Cliffs, New Jersey and nine branch offices, three in Fort Lee, one in Hackensack, one in Haworth, one in Harrington Park, one in Englewood, one in Cliffside Park, and one in Woodcliff Lake, all in Bergen County, New Jersey. We offer convenient branch hours, online banking, mobile banking and remote deposit capture for commercial customers.

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

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 88.8% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2017.

Employees

At December 31, 2017, the Company employed eighty full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

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

The Final Rule changed the assessment base for insured depository institutions from adjusted domestic deposits to the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.  Tangible equity is defined in the Final Rule as Tier 1 Capital and shall be calculated monthly, unless, like us, the insured depository institution has less than $1 billion in assets. In that case, the insured depository institution calculates the Tier 1 Capital on an end-of-quarter basis.  Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions, including stock repurchases, and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the 0.625% level, and the required buffer increases by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

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

Consistent with the Dodd-Frank Act, the rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the prior general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

•	limitations on its ability to pay dividends;
•

the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under FDICIA as applicable to undercapitalized institutions.

At December 31, 2017, the Bank met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 10.84%; a ratio of tier 1 capital to risk-weighted assets of 10.84%; a ratio of total capital to risk-weighted assets of 11.95%; and a leverage ratio of 9.59%. As can be seen from these ratios, the Bank also satisfied its capital conservation buffer.

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

As of December 31, 2017, the Bank was classified as “well capitalized.”  This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2017, the bank maintains a “satisfactory” CRA rating.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Among other things, Sarbanes-Oxley and its implementing regulations have established membership requirements and responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed responsibilities for our external financial statements on our chief executive officer and chief financial officer, and expanded the disclosure requirements for our corporate insiders.  The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. The Company and its Board of Directors have, as appropriate, adopted or modified the Company’s policies and practices in order to comply with these regulatory requirements and to enhance the Company’s corporate governance practices.

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

While designed primarily to reform the financial regulatory system, the Dodd Frank Act also contains a number of corporate governance provisions that affect public companies with securities registered under the Exchange Act.  The Dodd-Frank Act requires the Securities and Exchange Commission to adopt rules which may affect our executive compensation policies and disclosure.  It also imposes a requirement, that our independent auditor attest to and report on management’s assessment of internal control over financial reporting.

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

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. In addition, the borrower must satisfy certain debt to income ratio requirements. Loans which meet these criteria will be considered qualified mortgages, and as a result the originator will be deemed to have satisfied the ability-to-repay requirement. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules.

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

In order to continue our growth, we will be required to maintain our regulatory capital ratios at levels higher than the minimum ratios set by our regulators. Our regulators generally seek higher capital bases for insured depository institutions experiencing strong growth. In addition, the implementation of the Basel III regulatory capital requirements may require us to increase our regulatory capital ratios and raise additional capital. We can offer you no assurances that we will be able to raise capital in the future, or that the terms of any such capital will be beneficial to our existing security holders. In the event we are unable to raise capital in the future, we may not be able to continue our growth strategy

We have a significant concentration in commercial real estate loans.

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

At December 31, 2017, the Bank had $574 million of commercial real estate loans, which represented 79.58% of the total loan portfolio. Our commercial real estate loans include loans secured by multifamily, owner-occupied and non-owner-occupied properties for commercial uses.

Many factors, including international trade tariffs could reduce or halt growth in our local economy and real estate market. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. The deterioration of one or a few of our commercial real estate loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for loan and lease losses and/or an increase in charge-offs, all of which could have a material adverse impact on our net income. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any weakening of the commercial real estate market in the future may increase the likelihood of default of these loans, which could negatively impact the performance and asset quality of our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

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

We have also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2017, governmental and municipal deposits accounted for $132.2 million in deposits. The newly elected governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

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

As of December 31, 2017, we had approximately $59.3 million in investment securities. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information on investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of equity would decline if interest rates increase. For example, we estimate that as of December 31, 2017, a 200 basis point increase in interest rates would have resulted in our economic value of equity declining by approximately $4.9 million or 4.29%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

The Company, currently, conducts its business through its corporate office located at 750 East Palisade Avenue, Englewood Cliffs, New Jersey, and its nine branches. The following table sets forth certain information regarding the Company’s properties as of the date of this report.

	Leased	Date of Lease
Location	or Owned	Expiration
1365 Palisade Avenue	Owned	N/A
Fort Lee, NJ

204 Main Street	Leased	March, 2020
Fort Lee, NJ

401 Hackensack Avenue	Leased	August, 2020
Hackensack, NJ 07601

458 West Street	Leased	February, 2026
Fort Lee, NJ 07024

320 Haworth Avenue	Owned	N/A
Haworth, NJ 07641

4 Park Street	Leased	November, 2018
Harrington Park, NJ, 07640

104 Grand Avenue	Leased	October, 2021
Englewood, NJ 07631

354 Palisade Avenue	Leased	July, 2021
Cliffside Park, NJ 07010

585 Chestnut Ridge Road	Leased	June, 2022
Woodcliff Lake, NJ 07677

750 East Palisade Avenue	Leased	June, 2019
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

The following table sets forth the high and low sales prices for our common stock for each of the indicated periods.

	High	Low
Year Ended December 31, 2017
Fourth quarter	$18.55	$16.19
Third quarter	18.30	15.85
Second quarter	16.67	14.38
First quarter	14.67	12.10

Year Ended December 31, 2016
Fourth quarter	$13.50	$10.50
Third quarter	11.84	11.03
Second quarter	13.50	10.64
First quarter	12.80	9.75

Holders

As of March 02, 2018 there were approximately 1,150 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Dividends

In 2017, the Company declared a 5% stock dividend and a cash dividend in the amount of $0.10 per share.  The stock dividend was paid to shareholders on August 1, 2017 and the cash dividend was paid to shareholders on December 27, 2017.

In 2016, the Company declared three cash dividends in the amount of $0.06 per share. These cash dividends were paid to shareholders on March 31, 2016, June 30, 2016 and September 30, 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following tables summarize our equity compensation plan information as of December 31, 2017:

Number of shares
	Number of shares		of common stock
	of common stock		remaining
	to be issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	51,253	$10.64	—

2007 Non-Qualified Stock Option Plan for Directors	—	$—	—

2011 Equity Incentive Plan	46,200	$12.72	105,557

Equity compensation plans not approved by security holders	—	—	—

Total	97,453	$11.63	105,557

See Note 12 to our audited financial statements included in this Annual Report on Form 10-K for a description of the material features of each plan.

ITEM 6.              SELECTED FINANCIAL DATA

The Company is not currently required to provide the information otherwise required by this Item.

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

Overview and Strategy

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006. Our corporate office is located at 750 East Palisade Avenue, Englewood Cliffs, NJ 07632 and our current nine branch offices are located at 1365 Palisade Avenue, Fort Lee, NJ 07024, 204 Main Street, Fort Lee, NJ  07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 4 Park Street, Harrington Park, NJ 07640, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, and 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677.

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

Although charge-offs and general reserves are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to maintain the allowance for loan losses at an adequate level.  For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make additional provisions for loan losses. Any provision reduces our net income. While the allowance is increased by the provision for loan losses, it is decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. A change in economic conditions could adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require additional provisions for loan losses. Furthermore, growth or a change in the composition of our loan portfolio could require additional provisions for loan losses.

At December 31, 2017 and 2016, respectively, we consider the ALLL of $8.3 million for each period adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2017 and 2016, the Company had thirty seven and thirty eight impaired loans, respectively.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). We believe the unrealized losses at December 31, 2017 were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017. At December 31, 2017 and 2016, respectively, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS - Years ended December 31, 2017 and 2016

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

Net Income

For the year ended December 31, 2017, net income decreased by $427 thousand, to $3.6 million from $4.0 million for the year ended December 31, 2016.  The decrease in net income for the year ended December 31, 2017 compared to 2016 was due to a $1.4 million deferred tax assets (DTA) re-measurement as a result of the Tax Cut and Jobs Act that was signed into law on December 22, 2017, and which lowered the corporate tax rate starting in 2018. ASC 740 (Accounting for Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the law is enacted. We should recognize the benefit of the reduced tax rates through lower tax expense in 2018 and going forward. The DTA re-measurement expense was partially offset by a lower provision for loan losses in 2017 by approximately $1.2 million and an increase in net interest income of $594 thousand. The increase in net interest income is reflective of the loan portfolio growth of $61 million or 9.2%, and an increase in cash and cash equivalent of $15.6 million or 20.3%. The larger provision for loan losses in 2016 was related to a single credit charged-off in the third quarter of 2016.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2017 were $0.55 and $0.54 respectively, as compared to basic and diluted earnings per share of $0.64 for the year ended December 31, 2016.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  Interest income on total loans increased by $465 thousand for the year ended December 31, 2017 as compared to December 31, 2016. A slight decrease in yield on total loans to 4.49% in 2017 from 4.63% in 2016, which was a reflection of the low rate environment at the beginning of the year, was offset by an increase in loan volume. Average total loans increased by $30.9 million in 2017 to $684.4 million from $653.5 million in 2016. Total interest expense increased by $637 thousand to $7.6 million compared to $7 million in the prior year. Increases in interest expense on certificates of deposit of $551 thousand and savings and money market deposits of $233 thousand were partially offset by a decrease of $147 thousand in other borrowed funds. During the year average time deposits increased by $20 million to $335.3 million from $315.3 million in the prior year and average savings and money market deposits increased by $29.5 million to $296.3 million from $266.8 million in the prior year. In addition, the average balance of borrowings decreased from $30.2 million in 2016, to $18.1 million in 2017, a decrease of $12.1 million due to maturities and principal pay-downs. Average non-interest bearing deposits increased to $136 million in 2017 from $132.1 million in 2016.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2017, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2017, 2016, and 2015 was $60, $37, and $37 thousand, respectively.  Securities available for sale are reflected in the following table at average amortized cost.  Nonaccrual loans are included in the average loan balance.   Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 40% in 2017, 2016 and 2015.

For the years ended December 31,

(dollars in thousands)

	2017			2016			2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$684,390	30,707	4.49%	$653,534	30,242	4.63%	$643,587	30,451	4.73%
Securities	65,384	922	1.41	67,198	788	1.17	69,521	924	1.33
Federal Funds Sold	1,454	37	2.54	1,146	32	2.79	1,312	6	0.46
Interest-earning cash accounts	103,812	1,035	1.00	87,822	385	0.44	78,553	182	0.23
Total interest-earning Assets	855,040	32,701	3.82%	809,700	31,447	3.88%	792,973	31,563	3.98%
Non-interest earning Assets	22,654			21,161			18,739
Allowance for Loan Losses	(8,117)			(8,257)			(7,632)
	$869,577			$822,604			$804,080

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Demand Deposits	$31,619	$67	0.21%	$35,069	$75	0.21%	$30,880	$70	0.23%
Savings Deposits	112,359	1,038	0.92	98,127	901	0.92	75,618	672	0.89
Money Market Deposits	152,299	651	0.43	133,605	547	0.41	117,595	502	0.43
Time Deposits	335,303	5,577	1.66	315,303	5,026	1.59	379,225	6,332	1.67
Borrowed Funds	18,108	278	1.54	30,227	425	1.41	29,521	465	1.58
Total Interest Bearing Liabilities	649,688	7,611	1.17%	612,331	6,974	1.14%	632,839	8,041	1.27%
Non-Interest Bearing Liabilities:
Demand Deposits	136,043			132,098			99,376
Other Liabilities	3,144			2,756			2,654
Total Non-Interest Bearing Liabilities	139,187			134,854			102,030
Stockholders’ Equity	80,702			75,419			69,211
LIABILITIES AND
STOCKHOLDERS’ EQUITY:	$869,577			$822,604			$804,080

Net Interest Income
(Tax Equivalent Basis)		$25,090			$24,473			$23,522
Tax Equivalent Basis adjustment		(60)			(37)			(37)
Net Interest Income		$25,030			$24,436			$23,485
Net Interest Rate Spread			2.74%			2.74%			2.71%
Net Interest Margin			3.02%			3.08%			2.97%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32			1.25

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2017 and 2016, respectively (in thousands). Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	Year ended December 31,			Year ended December 31,
	2017 compared with 2016			2016 compared with 2015
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$1,296	$(830)	$466	$571	$(781)	$(210)
Securities	(20)	131	111	(29)	(107)	(136)
Federal funds sold	8	(3)	5	(1)	27	26
Interest bearing deposits in banks	81	568	649	23	180	203
Total interest income	1,365	(134)	1,231	564	(681)	(117)

Interest expense:
Demand deposits	(8)	—	(8)	14	(9)	5
Savings deposits	137	—	137	206	23	229
Money market deposits	77	27	104	68	(23)	45
Time deposits	325	226	551	(1,017)	(289)	(1,306)
Borrowed funds	(191)	44	(147)	11	(51)	(40)
Total interest expense	340	297	637	(718)	(349)	(1,067)
Change in net interest income	$1,025	$(431)	$594	$1,282	$(332)	$950

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $400 thousand and $1.6 million for the years ended December 31, 2017 and 2016, respectively. The larger provision for loan losses in 2016 was related to a single credit charged-off in the third quarter.

Non-Interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities. For the year ended December 31, 2017, non-interest income decreased by $43 thousand to $448 thousand, from $491 thousand during the year ended December 31, 2016.  In the third quarter of the prior year the bank collected a $102 thousand non-recurring item.

Non-Interest Expenses

Non-interest expense for the year ended December 31, 2017 was $17.8 million compared to $17.2 million for the year ended December 31, 2016, an increase of $609 thousand, or 3.5%.  The increase was primarily due to salaries and employee benefits, data processing, occupancy and equipment, and legal expenses of $674 thousand, $232 thousand, $211 thousand and $138 thousand, respectively. These increases were primarily related costs associated with health insurance premium increases, a new 401K plan with a safe harbor match and the relocation of the corporate office to Englewood Cliffs.

Income Tax Expense

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2017 and 2016 was $3.7 million and $2.1 million, respectively, representing an increase of approximately $1.5 million.  The increase in the income tax expense for 2017 as compared to 2016 was due to the new Tax Cut and Jobs Act that was signed into law on December 22, 2017, and which reduces corporate tax rates starting in 2018. ASC 740 requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The new tax rate of 21%, reduced  from 34% yielded a DTA re-measurement expense of approximately $1.4 million for the year ended December 31, 2017.  The effective tax rate for 2017 was 50.7% compared to 34.8% for 2016.

FINANCIAL CONDITION — Years ended December 31, 2017 and December 31, 2016

Total consolidated assets increased by $65 million, or approximately 7.9%, from $822.4 million at December 31, 2016 to $887.4 million at December 31, 2017. Loans receivable, or “total loans,” increased from $660.6 million at December 31, 2016 to $721.2 million at December 31, 2017, an increase of approximately $60.6 million, or 9.2%.  Total cash and cash equivalents increased from $77.0 million at December 31, 2016 to $92.6 million at December 31, 2017, an increase of $15.6 million. The increase in cash is mainly due to increases in deposit account balances, pending redeployment into interest earning assets. Total deposits grew by $70.3 million to $788.3 million at December 31, 2017, from $718.0 million at December 31, 2016, attributable to a successful deposit promotion campaigns. Borrowed funds decreased to $13.4 million at December 31, 2017 from $25.0 million at December 31, 2016.

Loans

Our loan portfolio is the primary component of our assets.  Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 9.3% to reach $712.1 million at December 31, 2017 from $651.7 million at December 31 2016. Historically, we offered residential mortgage loans. However in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

Our loan portfolio consists of commercial real estate, commercial & industrial, residential, consumer and home equity loans.  Commercial & industrial loans are made for the purpose of providing working capital primarily for construction, financing the purchase of income producing properties, purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential investment property. We have a concentration of commercial loans collateralized by real estate, representing 79.6% of our loan portfolio.

We have not made any sub-prime loans. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands):

	December 31,
	2017	2016	2015	2014	2013

Commercial real estate	$573,941	$492,296	$460,396	$431,727	$298,548
Residential mortgages	66,497	78,961	48,698	56,079	53,601
Commercial	27,237	30,259	69,855	75,174	57,634
Home equity	53,199	58,399	63,308	69,631	61,204
Consumer	317	656	2,805	1,347	1,478

Total Loans	$721,191	$660,571	$645,062	$633,958	$472,465

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2017 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial real estate	$69,340	$44,969	$62,732	$177,041
Residential mortgages	11,475	6,771	33,368	51,614
Commercial	8,638	3,135	1,122	12,895
Home equity	2,417	—	86	2,503
Consumer	52	125	58	235

Loans with Adjustable Rate
Commercial real estate	$43,927	$229,824	$123,149	396,900
Residential mortgages	1,483	8,652	4,748	14,883
Commercial	12,228	1,633	481	14,342
Home equity	5,602	400	44,694	50,696
Consumer	82	—	—	82

Loan Quality

As mentioned above, our principal assets are our loans.  Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms.  Risk elements include past due and restructured loans, potential problem loans and loan concentrations.

Impaired loans are identified by evaluating factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Non-performing assets include loans that are not accruing interest (nonaccrual loans) generally as a result of principal or interest being in default for a period of 90 days or more, troubled debt restructured loans and foreclosed assets.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income.  Payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors warrant returning the loan to accruing status.

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

As of December 31, 2017 the Bank had thirty four non-accrual loans totaling approximately $18.4 million, compared to thirty non-accrual loans totaling $18.8 million at year end 2016. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2017, the gross interest income that would have been recorded would have been approximately $636 thousand.

Within its nonaccrual loans at December 31, 2017, the Bank had ten residential mortgage loans, eight home equity loans and one commercial real estate loan that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions. At December 31, 2017, nonaccrual TDR loans had an outstanding balance of $10.8 million and had no specific reserves connected with them.  At December 31, 2017, accruing TDR loans had an outstanding balance of $637 thousand. The modifications to these loans did not involve principal forgiveness.

As of December 31, 2016, the Bank had thirty nonaccrual loans totaling approximately $18.8 million. If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $354 thousand.  Within its nonaccrual loans at December 31, 2016, the Bank had five residential mortgage loans, seven home equity loans and one commercial real estate mortgage that met the definition of a TDR loan. The modifications to these loans did not involve principal forgiveness.

The following table sets forth certain information regarding the Company’s impaired loans, nonaccrual loans, troubled debt restructured loans, accruing loans 90 days or more past due, and OREO as of December 31, 2017, 2016, 2015, 2014, and 2013:

	2017	2016	2015	2014	2013
Nonaccrual loans
Commercial real estate	$3,344	$5,992	$842	$1,787	$1,700
Residential mortgages	9,052	3,907	3,992	4,279	2,608
Commercial	2,957	3,256	—	—	50
Home equity	3,073	5,597	2,522	2,453	673
Total nonaccrual loans	18,426	18,752	7,356	8,519	5,031

Impaired but accruing
Commercial real estate	8,210	9,209	—	—	—
Home equity	54	55	—	—	—
Total accruing impaired loans	8,264	9,264

Performing troubled debt restructured loans
Commercial real estate	—	—	—	—	397
Residential mortgages	637	—	532	175	3,053
Home equity	—	—	104	60	1,060
Total performing impaired and troubled debt restructured loans	637	—	636	235	4,510

Total impaired loans	27,327	28,016	7,992	8,754	9,541
Other real estate owned	415	614	512	897	964

Total impaired loans and other nonperforming assets	$27,742	$28,630	$8,504	$9,651	$10,505

In each of the years noted in the table above, the Bank had no loans greater than 90 days delinquent that were accruing interest.

The Bank retains the services an external independent loan review firm. The loan review firm performs periodic examinations of selected commercial loans after the Bank has extended credit.  This review process is intended to identify adverse developments in individual credits, regardless of payment history.  The loan review firm also monitors the integrity of our credit risk rating system. The loan review firm reports directly to the audit committee of our board of directors and provides the audit committee with reports on asset quality.  The loan review firm’s reports are presented to our board of directors.

Allowance for Loan Losses

Our ALLL totaled $8.3 million, $8.3 million and $8.0 million, respectively, at December 31, 2017, 2016, and 2015.

The following is an analysis of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	2017	2016	2015	2014	2013

Balance, January 1	$8,287	$8,020	$7,192	$5,775	$5,072

Charge-offs:
Residential mortgages	(49)	(158)	—	(32)	—
Consumer loans	(97)	(1)	—	(93)	(22)
Home equity	(171)	(155)	—	(72)	—
Commercial	(90)	(1,026)	(264)	(327)	—
Commercial real estate	—	—	(60)	(940)	(89)

Recoveries:
Commercial real estate	30	35	226	—	—
Commercial	1	2	2	4	4
Consumer loans	6	—	—	—	—

Net charge-offs	(370)	(1,303)	(96)	(1,460)	(107)
Reclass reserve for unfunded loans	—	—	—	(198)	—
Provision charged to expense	400	1,570	924	3,075	810
Balance, December 31	$8,317	$8,287	$8,020	$7,192	$5,775

Ratio of net charge-offs to average loans
Outstanding	0.05%	0.20%	0.27%	0.27%	0.02%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated (dollars in thousands) :

	2017			2016
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable
Residential and commercial real estate	$6,239	75.02%	88.82%	$6,479	78.18%	86.48%
Commercial	575	6.91%	3.78%	809	9.76%	4.58%
Home equity	403	4.85%	7.36%	425	5.13%	8.84%
Consumer	50	0.60%	0.04%	6	0.07%	0.10%
	7,267	87.38%	100.00%	7,719	93.14%	100.00%
Unallocated	1,050	12.62%		568	6.86%
	$8,317	100.00%		$8,287	100.00%

	2015			2014			2013
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$6,138	76.53%	78.92%	$5,298	73.67%	76.95%	$4,032	69.82%	74.54%
Commercial	1,066	13.29%	10.83%	1,128	15.68%	11.86%	969	16.78%	12.20%
Home equity	573	7.14%	9.81%	500	6.95%	10.98%	593	10.27%	12.95%
Consumer	39	0.49%	0.44%	24	0.33%	0.21%	26	0.45%	0.31%

	7,816	97.45%	100.00%	6,950	96.63%	100.00%	5,620	97.32%	100.00%
Unallocated reserves	204	2.55%		242	3.37%		155	2.68%

	$8,020	100.00%		$7,192	100.00%		$5,775	100.00%

The provision for loan losses represents our determination of the amount necessary to bring the ALLL to a level that we consider adequate to provide for probable losses inherent in our loan portfolio as of the consolidated balance sheet date.  We evaluate the adequacy of the ALLL by performing periodic, systematic reviews of the loan portfolio.  While allocations are made to specific loans and pools of loans, the total allowance is available for any loan losses.  Although the ALLL is our best estimate of the inherent loan losses as of the balance sheet date, the process of determining the adequacy of the ALLL is judgmental and subject to changes in external conditions.  Accordingly, existing levels of the ALLL may ultimately prove inadequate to absorb actual loan losses.  However, we have determined, and believe, that the ALLL is at a level adequate to absorb the probable loan losses in our loan portfolio as of the balance sheet dates.

Investment Securities

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2017, the portfolio was composed of U.S. Treasury securities, obligations of U.S. Government Agencies and MBS and obligations of states and political subdivisions. During 2016, the portfolio was composed of U.S. Treasury securities, obligations of U.S. Government Agencies and obligations of states and political subdivisions.

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

At December 31, 2017, total securities aggregated $59.3 million, of which $53.2 million were classified as AFS and $6.1 million were classified as HTM.  The Company had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2017, 2016, and 2015, respectively (in thousands):

	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprise obligations	$47,439	$47,072	$55,506	$55,321	$58,720	$58,397
U.S. Treasury obligations	6,286	6,162	6,400	6,268	6,512	6,353
Total available for sale	53,725	53,234	61,906	61,589	65,232	64,750

Held to Maturity
Obligations of states and political subdivisions	6,058	6,058	7,343	7,343	5,829	5,829
Total held to maturity	6,058	6,058	7,343	7,343	5,829	5,829
Total Investment Securities	$59,783	$59,292	$69,249	$68,932	$71,061	$70,579

The following tables set forth as of December 31, 2017 and 2016, the maturity distribution of the Company’s debt investment portfolio (in thousands):

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2017	Cost	Value	Cost	Value	Yield

1 year or less
Government sponsored enterprise obligations	$—	$—	$18,047	$17,933	0.93%
Obligations of states and political subdivisions	6,058	6,058	—	—	1.50%
	6,058	6,058	18,047	17,933	1.07%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	15,406	15,303	1.61%
U.S. Treasury obligations	—	—	6,286	6,162	1.10%
	—	—	21,692	21,465	1.46%
Greater than five years
Government sponsored enterprise obligations	—	—	13,986	13,836	2.06%
	—	—	13,986	13,836	2.06%

Total	$6,058	$6,058	$53,725	$53,234	1.44%

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2016	Cost	Value	Cost	Value	Yield

1 year or less
Government sponsored enterprise obligations	$—	$—	$22,035	$22,010	0.55%
Obligations of states and political subdivisions	7,343	7,343	—	—	0.97%
	7,343	7,343	22,035	22,010	0.65%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	33,471	33,311	1.24%
U.S. Treasury obligations	—	—	6,400	6,268	1.10%
	—	—	39,871	39,579	1.22%

Total	$7,343	$7,343	$61,906	$61,589	0.98%

During 2017 and 2016, the Company did not sell any securities from its portfolio. The decrease in the portfolio is due to calls and maturities of securities.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $788.3 million at December 31, 2017 from $718.0 million at December 31, 2016, an increase of $70.3 million, or 9.8%.  Time deposits, money market deposits and other interest bearing demand deposits increased by $54.3, $23.3 and $2.6 million, respectively, while noninterest bearing accounts decreased by $3.9 million, during the year ended December 31, 2017. Total brokered deposits were $25.4 million and $27.2 million at December 31, 2017 and 2016 respectively. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2017		2016		2015
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest bearing demand	$133,661		$137,564		$117,919
Interest bearing demand and money markets	200,304	0.39%	174,396	0.37%	153,003	0.39%
Savings	107,279	0.92%	113,286	0.92%	79,453	0.89%
Time deposits	347,049	1.59%	292,742	1.59%	350,364	1.67%

	$788,293		$717,988		$700,739

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2017 (in thousands):

Three months or less	$36,495
Over three months through 6 months	19,822
Over six months through twelve months	58,896
Over one year through three years	81,134
Over three years	97,131
$293,478

Return on Equity and Assets

The following table summarizes our (i) return on average assets, or net income divided by average total assets, (ii) return on average equity, or net income divided by average equity,(iii) equity to assets ratio, or average equity divided by average total assets and (iv) dividend payout ratio, or dividends declared per share divided by net income per share.

	At or for the year ended December 31,
Selected Financial Ratios:	2017	2016	2015
Return on Average Assets (ROA)	0.41%	0.49%	0.60%
Return on Average Equity (ROE)	4.43%	5.31%	6.95%
Equity to Total Assets	9.39%	9.38%	8.11%
Dividend Payout Ratio	19.49%	28.19%	31.28%

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

As of December 31, 2017, the Company had a $5.0 million line of credit with Atlantic Community Bankers Bank. In addition, the Bank had a $16.0 million overnight line of credit with Zions First National Bank, a $12.0 million overnight line of credit with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at December 31, 2017.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At December 31, 2017, we have $13.5 million of borrowed funds and a $40 million Municipal Letter of Credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $62.4 million as of December 31, 2017.

Our total deposits equaled $788.3 million and $718.0 million, respectively, at December 31, 2017 and 2016.  The growth in funds provided by deposit inflows during this period coupled with our borrowed funds and cash position at the end of 2017 has been sufficient to provide for our loan demand.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipate, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. Equity securities have been included in “Other Assets” as they are not interest rate sensitive.  At December 31, 2017, we were within the target gap range established by ALCO for all terms.

Cumulative Rate Sensitive Balance Sheet

December 31, 2017

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities, excluding equity securities	$—	$6,058	$23,992	$45,456	$13,836	$59,292

Loans	72,554	109,591	155,244	450,752	270,439	721,191

Federal Funds sold and Interest-Bearing Deposits in Banks	91,991	91,991	91,991	91,991	—	91,991
Other Assets	—	—	—	—	14,933	14,933

TOTAL ASSETS	$164,545	$207,640	$271,227	$588,199	$299,208	$887,407

Transaction / Demand Accounts	$31,449	$31,449	$31,449	$31,449	$—	$31,449
Money Market	168,855	168,855	168,855	168,855	—	168,855
Savings Deposits	107,279	107,279	107,279	107,279	—	107,279
Time Deposits	43,535	67,760	139,354	347,049	—	347,049

Borrowed Funds	—	—	—	13,385	—	13,385
Other Liabilities	—	—	—	—	136,081	136,081
Equity	—	—	—	—	83,309	83,309

TOTAL LIABILITIES AND EQUITY	$351,118	$375,343	$446,937	$668,017	$219,390	$887,407

Dollar Gap	$(186,573)	$(167,703)	$(175,710)	$(79,818)
Gap / Total Assets	(21.02)%	(18.90)%	(19.80)%	(8.99)%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	46.86%	55.32%	60.69%	88.05%

(Rate Sensitive Assets to Rate Sensitive Liabilities)

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities.  Thus, we actively monitor and manage our interest rate risk exposure.

Our profitability is affected by fluctuations in interest rates.  A sudden and substantial increase or decrease in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  We monitor the impact of changing interest rates on our net interest income using several tools.  One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the table above.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on our asset-liability structure to control interest rate risk.

We continually evaluate interest rate risk management opportunities.  During 2017, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2017.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2017

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2018	2019	2020	2021	2022	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.49%	$155,244	$65,899	$44,535	$71,345	$113,729	$270,439	$721,191	$713,016
Securities net of equity securities	1.41%	23,992	10,400	11,064	—	—	13,836	59,292	59,292

Fed Funds Sold	2.54%	452	—	—	—	—	—	452	452

Interest-earning cash and time deposits	1.00%	90,540	—	—	—	—	—	90,540	90,540

Interest Rate Sensitive Liabilities:

Interest bearing demand deposits and money market accounts	0.39%	200,304	—	—	—	—	—	200,304	200,304

Savings deposits	0.92%	107,279	—	—	—	—	—	107,279	107,279

Time deposits	1.66%	139,353	62,356	29,110	40,250	75,980	—	347,049	352,635

Borrowed Funds	1.54%	$—	$10,619	$—	$2,766	$—	$—	$13,385	$13,307

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2017, as well as regulatory capital category definitions:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	December 31, 2017	Adequacy Purposes	Buffer Schedule	Action Regulations
Risk-Based Capital :
Common Equity Tier 1 Capital	10.84%	4.50%	5.750%	6.50%
Tier 1 Capital Ratio	10.84%	6.00%	7.250%	8.00%
Total Capital Ratio	11.95%	8.00%	9.250%	10.00%
Leverage Ratio	9.59%	4.00%	N/A	5.00%

The capital levels detailed above represent the continued effect of our profitability. As we continue to employ our capital and continue to grow our operations, we expect to remain a “well-capitalized” institution. Our capital planning will be guided based on our loan growth.

As the Company has less than $1.0 billion in consolidated assets, it is not subject to minimum consolidated capital ratio requirements.

See “Regulatory Capital Changes” in Part I, Item 1 of this report for additional information regarding regulatory capital requirements.

Contractual Obligations

As of December 31, 2017, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$1,396	$2,053	$1,017	$863	$5,329
Remaining contractual maturities of borrowed funds	—	10,619	2,766	—	13,385
Remaining contractual maturities of time deposits	139,353	91,466	116,230	—	347,049
Total Contractual Obligations	$140,749	$104,138	$120,013	$863	$365,763

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2017 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$47,813
Home equities	35,155
Standby letters of credit and other	3,356
$86,324

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management is our primary market risk. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the pages listed in the Index to Consolidated Financial Statements below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (collectively the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2016

/s/   Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

March 16, 2018

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollars in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$1,627	$2,628
Interest bearing deposits	90,540	73,896
Federal funds sold	452	452
Total cash and cash equivalents	92,619	76,976
Interest bearing time deposits	1,000	1,000
Securities available for sale	53,234	61,589
Securities held to maturity (fair value $6,058 and $7,343 at December 31, 2017 and December 31, 2016, respectively)	6,058	7,343
Restricted investment in bank stock, at cost	1,380	1,983
Loans receivable	721,191	660,571
Deferred loan fees and costs, net	(798)	(586)
Allowance for loan losses	(8,317)	(8,287)
Net loans	712,076	651,698
Premises and equipment, net	13,725	13,497
Accrued interest receivable	2,695	2,366
Other real estate owned	415	614
Other assets	4,205	5,374
Total assets	$887,407	$822,440
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$133,661	$137,564
Savings and interest bearing transaction accounts	307,583	287,682
Time deposits $250 and under	231,224	156,477
Time deposits over $250	115,825	136,265
Total deposits	788,293	717,988
Borrowed funds	13,385	25,008
Accrued expenses and other liabilities	2,420	2,300
Total liabilities	804,098	745,296
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,932,690 at December 31, 2017 and 6,316,291 at December 31, 2016	70,182	61,524
Retained earnings	13,482	15,813
Accumulated other comprehensive loss	(355)	(193)
Total stockholders’ equity	83,309	77,144
Total liabilities and stockholders’ equity	$887,407	$822,440

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2017 and 2016

(Dollars in thousands, except per share data)

	2017	2016
Interest income:
Loans, including fees	$30,707	$30,242
Securities	862	751
Interest-earning deposits in banks	1,065	412
Federal funds sold	7	5
Total interest income	32,641	31,410
Interest expense:
Savings and money markets	1,756	1,523
Time deposits	5,577	5,026
Borrowed funds	278	425
Total interest expense	7,611	6,974
Net interest income	25,030	24,436
Provision for loan losses	400	1,570
Net interest income after provision for loan losses	24,630	22,866
Non interest income
Fees and service charges on deposit accounts	448	491
Total non interest income	448	491
Non interest expense
Salaries and employee benefits	9,012	8,338
Occupancy and equipment expense	2,966	2,755
FDIC and state assessments	729	868
Legal fees	398	260
Other real estate owned related expenses	70	95
Professional fees	1,248	1,543
Data processing	1,433	1,201
Other operating expenses	1,975	2,162
Total non interest expenses	17,831	17,222
Income before income taxes	7,247	6,135
Income tax expense	3,673	2,134
Net income	$3,574	$4,001
Earnings per share:
Basic	$0.55	$0.64
Diluted	$0.54	$0.64

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2017 and 2016

(Dollars in Thousands)

	For the Year Ended December 31,
	2017	2016

Net income	$3,574	$4,001
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale, net of deferred income tax expense of $69 and $62, respectively	(104)	103
Comprehensive income	$3,470	$4,104

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2017 and 2016

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2016	60,509	12,940	(296)	73,153
Exercise of stock options ( 80,300 shares)	730	—	—	730
Stock based compensation	285	—	—	285
Dividends on common stock ($0.18 per share)	—	(1,128)	—	(1,128)
Net income	—	4,001	—	4,001
Other comprehensive income, net of tax	—	—	103	103
Balance at December 31, 2016	61,524	15,813	(193)	77,144

Exercise of stock options ( 273,381 shares)	2,993	—	—	2,993
Stock based compensation	397	—	—	397
Dividends on common stock ($0.10 per share)	—	(693)	—	(693)
Net income	—	3,574	—	3,574
5% Stock dividend (319,294 shares)	5,270	(5,270)	—	—
Dividends in lieu of fractional shares of stock dividend	(2)	—	—	(2)
Reclassification related to adoption of ASU 2018-02	—	58	(58)	—
Other comprehensive income, net of tax	—	—	(104)	(104)
Balance at December 31, 2017	$70,182	$13,482	$(355)	$83,309

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017 and 2016

(Dollars in Thousands)

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,574	$4,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	1,570
Amortization of securities premiums	193	146
Deferred taxes	1,028	(483)
Depreciation	669	665
Stock based compensation	397	285
Accretion of net loan origination fees and costs	212	205
Gain on sale of other real estate owned	(18)	—
Write down of other real estate owned	41	56
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(329)	(62)
Decrease in other assets	210	202
Increase (decrease) in accrued interest payable and other liabilities	121	(199)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,498	6,386

Cash flows from investing activities:
Purchases of securities available for sale	(15,064)	(47,000)
Purchases of securities held to maturity	(10,148)	(7,343)
Proceeds from maturities of securities held to maturity	11,433	5,829
Proceeds from calls, maturities and other principal payments of securities available for sale	23,052	50,180
Purchase of restricted investment in bank stock	(56)	(706)
Proceeds from calls of restricted investment of bank stock	659	743
Proceeds from sale of other real estate owned	176	—
Net increase in loans	(60,990)	(16,970)
Purchases of premises and equipment	(897)	(3,662)
NET CASH USED IN INVESTING ACTIVITIES	(51,835)	(18,929)

Cash flows from financing activities:
Net increase in deposits	70,305	17,249
Net decrease in borrowed funds	(11,623)	(1,521)
Dividends paid	(695)	(1,128)
Proceeds from exercise of stock options	2,993	730
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,980	15,330
Increase in cash and cash equivalents	15,643	2,787
Cash and cash equivalents at beginning of year	76,976	74,189
CASH AND CASH EQUIVALENTS, END OF YEAR	$92,619	$76,976
Supplemental information:
Cash paid during the year for:
Interest	$7,476	$7,174
Taxes	$2,605	$2,609

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$158

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period indicated.  Actual results could differ significantly from those estimates.

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

Regulators

The Bank is subject to federal and New Jersey statutes applicable to banks chartered under the New Jersey banking laws.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Accordingly, the Bank is subject to regulation, supervision, and examination by the New Jersey State Department of Banking and Insurance and the FDIC.  The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”).

Investment Securities

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

Premiums and discounts on investment securities are amortized as expense and accreted as income over the estimated life of the respective security using a method that generally approximates the level-yield method.  Gains and losses on the sales of investment securities are recognized upon realization, using the specific identification method and shown separately in the Consolidated Statements of Income.

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

Premises and Equipment

Premises and equipment are stated at historical cost, less accumulated depreciation and amortization.  Depreciation of fixed assets is accumulated on a straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease.  The estimated lives of the Company’s premises and equipment range from 3 years for certain computer related equipment to 39 years for building costs associated with newly constructed buildings.  Maintenance and repairs are charged to expense in the year incurred.

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

For all commercial loans receivable, the accrual of interest on loans is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of loans receivable is determined based on contractual due dates for loan payments.

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

The allowance for loan losses consists of general and unallocated components. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

All or part of the principal balance of a loan is charged-off for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a TDR agreement.

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Loans classified as TDRs are designated as impaired and evaluated for impairment until they are ultimately repaid in full or foreclosed and sold.  Nonaccrual TDR are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

In addition to the Company’s methodology, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Management believes the level of the allowance for loan losses was adequate to absorb losses inherent in the loan portfolio as of December 31, 2017.

Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure and is initially recorded at fair value, less estimated selling costs.  Subsequent to foreclosure, revenues are included in non-interest income and expenses from operations and lower of cost or market changes in the valuation are included in non-interest expenses.

Stock-Based Compensation

Accounting Standards Codification (“ASC”) Topic 718 Compensation-Stock Compensation addresses the accounting for share-based payment transactions in which an enterprise receives employee service in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Guidance requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees within the income statement using a fair-value-based method.  The Company accounts for stock options under these recognition and measurement principles.

The Company recorded stock-based compensation expense of $397 thousand and $285 thousand during 2017 and 2016, respectively.  At December 31, 2017, the Company had $132 thousand of unrecognized compensation expense related to stock options.  At December 31, 2017, the Company had $324 thousand of unrecognized compensation expense related to unvested restricted stock.

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

Comprehensive Income

Comprehensive income consists of net income for the current period and income, expenses, or gains and losses not included in the Consolidated Statements of Income and which are reported directly as a separate component of stockholders’ equity.

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $216 thousand and $308 thousand for 2017 and 2016, respectively and are included in other operating expenses.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) of $1.28 million and  Atlantic Community Bankers Bank, (“ACBB”) of $100 thousand respectively as of December 31, 2017.  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2017.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York (“FRBNY”). At December 31, 2017 and 2016, these reserve balances amounted to $3.8 million and $5.9 million, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2017 and 2016 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$6,058	$—	$—	$6,058
Total securities held to maturity	6,058	—	—	6,058

Securities Available for Sale:
U.S. Treasury securities	6,286	—	(124)	6,162
Government sponsored enterprise obligations
Agency backed	33,453	—	(218)	33,235
Mortgage backed	13,986	—	(149)	13,837
Total securities available for sale	53,725	—	(491)	53,234

	$59,783	$—	$(491)	$59,292

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$7,343	$—	$—	$7,343
Total securities held to maturity	7,343	—	—	7,343

Securities Available for Sale:
U.S. Treasury securities	6,400	—	(132)	6,268
Government sponsored enterprise obligations	55,506	6	(191)	55,321
Total securities available for sale	61,906	6	(323)	61,589

	$69,249	$6	$(323)	$68,932

For the year ended December 31, 2017 and 2016, the Company did not sell any securities from its available for sale portfolio and therefore no loss or gain was recognized.  The Company did not sell any securities from its held to maturity portfolio in 2017 or 2016.

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at December 31, 2017 and 2016 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,162	(124)	6,162	(124)
Government sponsored enterprise obligations	23,691	(201)	23,381	(166)	47,072	(367)
Total securities available for sale	23,691	(201)	29,543	(290)	53,234	(491)

Total securities	$23,691	$(201)	$29,543	$(290)	$53,234	$(491)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2016	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,268	(132)	6,268	(132)
Government sponsored enterprise obligations	34,473	(158)	6,966	(33)	41,439	(191)
Total securities available for sale	34,473	(158)	13,234	(165)	47,707	(323)

Total securities	$34,473	$(158)	$13,234	$(165)	$47,707	$(323)

Unrealized losses at December 31, 2017 consisted of losses on twelve investments in government sponsored enterprise obligations, and two in U. S. Treasury securities, all of which were caused by interest rate increases.  Nine of the investments with unrealized losses at December 31, 2017 were in a loss position for more than twelve months.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

The following table sets forth as of December 31, 2017, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$6,058	$6,058	$18,047	$17,933
After one to five years	—	—	21,692	21,465
Greater than five years	—	—	13,986	13,836
Total	$6,058	$6,058	$53,725	$53,234

Actual maturities may differ from contractual maturities due to the borrowers’ ability to call or prepay their obligations.

NOTE 3.              Loans and Allowance for Loan Losses

Loans at December 31, 2017 and 2016, are summarized as follows (in thousands):

	December 31, 2017	December 31, 2016
Commercial real estate	$573,941	$492,296
Residential mortgages	66,497	78,961
Commercial and industrial	27,237	30,259
Home equity	53,199	58,399
Consumer	317	656
	$721,191	$660,571

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

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2017 (in thousands):

	Commercial	Residential	Commercial
	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(49)	(90)	(171)	(97)	—	(407)
Recoveries	30	—	1	—	6	—	37
Provision	(88)	(133)	(145)	149	135	482	400
Ending balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,867	$372	$575	$403	$50	$1,050	$8,317

Loan receivables:
Ending balance	$573,941	$66,497	$27,237	$53,199	$317	$—	$721,191
Ending balance: individually evaluated for impairment	$11,554	$8,966	$2,957	$3,214	$—	$—	$26,691
Ending balance: collectively evaluated for impairment	$562,387	$57,531	$24,280	$49,985	$317	$—	$694,500

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2016 (in thousands):

	Commercial	Residential	Commercial
	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,566	$572	$1,066	$573	$39	$204	$8,020
Charge-offs	—	(158)	(1,026)	(155)	(1)	—	(1,340)
Recoveries	35	—	2	—	—	—	37
Provision	324	140	767	7	(32)	364	1,570
Ending balance	$5,925	$554	$809	$425	$6	$568	$8,287
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,925	$554	$809	$425	$6	$568	$8,287

Loan receivables:
Ending balance	$492,296	$78,961	$30,259	$58,399	$656	$—	$660,571
Ending balance: individually evaluated for impairment	$10,485	$9,731	$3,257	$4,543	$—	$—	$28,016
Ending balance: collectively evaluated for impairment	$481,811	$69,230	$27,002	$53,856	$656	$—	$632,555

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016 (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
2017	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$209	$—	$3,344	$3,553	$570,388	$573,941	$3,344
Residential mortgages	2,463	974	9,052	12,489	54,008	66,497	9,052
Commercial and industrial	—	25	2,957	2,982	24,255	27,237	2,957
Home equity	1,823	775	3,073	5,671	47,528	53,199	3,073
Consumer	—	—	—	—	317	317	—
	$4,495	$1,774	$18,426	$24,695	$696,496	$721,191	$18,426

	30-59 Days	60-89 Days	Greater than	Total Past		Total Loans	Nonaccrual
2016	Past Due	Past Due	90 Days	Due	Current	Receivables	Loans
Commercial real estate	$2,744	$—	$5,992	$8,736	$483,560	$492,296	$5,992
Residential mortgages	—	—	3,907	3,907	75,054	78,961	3,907
Commercial and industrial	—	—	3,257	3,257	27,002	30,259	3,257
Home equity	1,590	—	5,597	7,187	51,212	58,399	5,597
Consumer	—	—	—	—	656	656	—
	$4,334	$—	$18,753	$23,087	$637,484	$660,571	$18,753

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2017 and 2016 (in thousands):

	Commercial	Residential	Commercial
2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$562,387	$56,407	$24,051	$49,985	$317	$693,147
Special Mention	—	1,124	229	—	—	1,353
Substandard	11,554	8,966	2,957	3,214	—	26,691
Doubtful	—	—	—	—	—	—
	$573,941	$66,497	$27,237	$53,199	$317	$721,191

	Commercial	Residential	Commercial
2016	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$481,211	$67,204	$26,681	$53,856	$656	$629,608
Special Mention	600	2,026	321	—	—	2,947
Substandard	10,485	9,731	3,257	4,543	—	28,016
Doubtful	—	—	—	—	—	—
	$492,296	$78,961	$30,259	$58,399	$656	$660,571

As of December 31, 2017 and 2016 the Company had no accruing loans greater than 90 days delinquent.

The following tables provide information about the Company’s impaired loans as of and for the years ended December 31, 2017 and 2016 (in thousands):

		Unpaid
	Recorded	Principal	Related
2017	Investment	Balance	Allowance
Commercial real estate	$11,554	$11,578	$—
Residential mortgages	8,966	10,287	—
Commercial and industrial	2,957	3,057	—
Home equity	3,214	3,509	—
Total impaired loans	$26,691	$28,431	$—

		Unpaid
	Recorded	Principal	Related
2016	Investment	Balance	Allowance
Commercial real estate	$10,485	$10,509	$—
Residential mortgages	9,731	10,804	—
Commercial and industrial	3,257	3,257	—
Home equity	4,543	4,675	—
Total impaired loans	$28,016	$29,245	$—

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with no specific reserves:
Commercial real estate	10,232	—	15,031	—
Residential mortgages	9,360	—	4,429	—
Commercial and industrial	3,149	—	3,256	—
Home equity	3,205	—	4,834	—
Consumer	—	—	—	—
	$25,946	$—	$27,550	$—

If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $636 thousand and $354 thousand for the years ended December 31, 2017 and 2016 respectively.

The following table presents TDR loans (all of which are classified as impaired loans) as of December 31, 2017 and 2016 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	637	3	7,446	10	8,083
Home equity	—	—	2,959	8	2,959
	$637	3	$10,743	19	$11,380

	Accrual	Number of	Nonaccrual	Number of
2016	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	521	2	3,477	5	3,998
Home equity	103	2	3,441	7	3,544
	$624	4	$7,256	13	$7,880

The following table summarizes information in regards to troubled debt restructurings that occurred during the year ended December 31, 2017 and 2016 (in thousands):

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	4	$3,695	$3,695
Home equity	1	320	320
	5	$4,015	$4,015

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2016	Loans	Investments	Investments
Residential mortgages	2	$543	$304
Home equity	6	2,730	2,631
	8	$3,273	$2,935

The following table displays the nature of modifications during the year ended December 31, 2017 (in thousands):

	Rate	Term	Interest Only	Payment	Combination	Total
2017	Modification	Modification	Modification	Modification	Modification	Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$—	$3,695	$—	$—	$—	$3,695
Home equity	—	320	—	—	—	320
	$—	$4,015	$—	$—	$—	$4,015

During the years ended December 31, 2017 and 2016, the Company had no loans meeting the definition of a TDR which were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned.  As of December 31, 2017 and 2016, the Company has no foreclosed residential real estate properties. In addition, as of December 31, 2017 and 2016, the Company had loans with a carrying value of $2.6 million and $1.7 million respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

NOTE 4.              Premises and Equipment

At December 31, 2017 and 2016, premises and equipment consists of the following (in thousands):

	2017	2016

Land	$4,828	$4,828
Building	10,468	10,038
Furniture and fixtures	1,309	1,131
Equipment	2,512	2,223
	19,117	18,220
Less accumulated depreciation and amortization	5,392	4,723
Total premises and equipment, net	$13,725	$13,497

Depreciation expense amounted to $669 thousand and $665 thousand for the years ended December 31, 2017 and 2016, respectively.

NOTE 5.              Deposits

At December 31, 2017 and 2016, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2017	2016
3 months or less	$43,535	$59,889
Over 3 months through 12 months	95,818	92,044
Over 1 year through 2 years	62,356	51,818
Over 2 years through 3 years	29,110	31,135
Over 3 years through 4 years	40,250	9,976
Over 4 years through 5 years	75,980	47,880
	$347,049	$292,742

At December 31, 2017 and 2016, the Company’s brokered deposits are as follows:

	2017	2016
CDARS*
Public Funds Reciprocal	$8,191	$7,311
Non-Public Funds Reciprocal	15,186	14,898
FTN**
Non-Reciprocal Funds	2,063	4,991
	25,440	27,200

*Certificate of Deposit Account Registry Service

**First Tennessee National Bank

At December 31, 2017 and 2016, deposits of certain municipalities and local government agencies were collateralized by a Municipal Letter of Credit from FHLB in the amount of $40 million and $30 million and securities with a fair value of $20.0 million and $37.2 million, respectively.

NOTE 6.              Borrowed Funds

Borrowings may consist of fixed rate advances from the FHLB as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at December 31, 2017 and 2016 is as follows (in thousands):

	2017
			Original
	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	1,624	1.50%	5	June 2019
Fixed Rate Amortizing Note	2,563	1.51%	5	July 2019
Fixed Rate Amortizing Note	2,511	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,766	2.02%	7	August 2021
Fixed Rate Amortizing Note	3,921	1.48%	5	October 2019
	$13,385	1.61%

	2016
			Original
	Amount	Rate	Term (years)	Maturity
Fixed Rate Medium Note	$5,000	0.98%	1	April 2017
Fixed Rate Amortizing Note	2,630	1.50%	5	June 2019
Fixed Rate Amortizing Note	4,070	1.51%	5	July 2019
Fixed Rate Amortizing Note	3,916	1.51%	5	August 2019
Fixed Rate Amortizing Note	3,469	2.02%	7	August 2021
Fixed Rate Amortizing Note	5,923	1.48%	5	October 2019
	$25,008	1.47%

At December 31, 2017 and 2016, loans with a carrying value of approximately $149.3 million and $86.2 million and securities with a fair value of $11.0 million and $11.1 million, respectively, were pledged to secure advances from FHLB.

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16.0 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit facility available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. Additionally, the Bank is a member of the FHLB.  The FHLB relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at December 31, 2017 and December 31, 2016.

NOTE 7.              Income Taxes

The current and deferred amounts of the provision for income taxes expense (benefit) for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Current tax expense:
Federal	$2,259	$2,455
State	268	162
Deferred income tax benefit:
Federal	(218)	(383)
Re-measurement of deferred taxes due to Tax Cuts and Jobs Act	1,393	—
State	(29)	(100)
	$3,673	$2,134

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Start up expenses	$82	$152
Allowance for loan losses	2,488	3,541
Accrued expenses	224	299
Stock compensation plans	129	451
Unrealized losses on securities available for sale	135	124
Other	728	605
Total	3,786	5,172

Deferred tax liabilities:
Deferred loan costs	(52)	(83)
Prepaid expenses	(133)	(120)
Depreciation	(191)	(424)
Total	(376)	(627)

Net deferred tax asset	$3,410	$4,545

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2017 and 2016, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The Tax Cut and Jobs Act that was signed into law on December 22, 2017 resulted in re-measurement of the Company’s deferred tax assets and liabilities at the new 21% federal tax rate compared to a 34% federal tax rate in 2016. The impact of the re-measurement is recorded as a component of income tax expense in the Consolidated Statements of Income for the year ended December 31, 2017.

Deferred tax assets related to securities available for sale losses that were revalued as of December 31, 2017 created a “stranded tax effect” in Accumulated Other Comprehensive Income (AOCI) due to the enactment of the Tax Cuts and Jobs Act. The issue arose due to the nature of U.S GAAP recognition of the effect on tax rate changes on the deferred tax assets related to securities available for sale. As mentioned above, the entirety of the revaluation was recorded as an adjustment to income tax provision. There was no corresponding impact to AOCI. In January 2018, the FASB issued ASU 2018-02 (see Note 18). The company early adopted the provisions of the ASU 2018-02 and recorded a one-time reclassification of $58 thousand from AOCI to retained earnings for stranded tax effects resulting from the newly enacted corporate tax rate. The amount of the reclassificaiton was the difference between the 34% historical corporate tax rate and the newly enacted 21% corporate tax rate. See Statement of Changes in Stockholders’ Equity for details of the reclassification.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 34% is shown below (in thousands):

	2017	2016

Federal income tax expense at statutory rate	$2,464	$2,086
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax expense	158	41
Tax exempt income	(20)	(13)
Stock-based compensation	(317)	21
Meals and entertainment	4	10
Re-measurement of deferred taxes due to Tax Cuts and Jobs Act	1,393	—
Other	(9)	(11)
Effective Income Tax	$3,673	$2,134

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

NOTE 8.              Leases

The Company leases facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to $1.4 million, for the years ended December 31, 2017 and December 31, 2016, respectively.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2017 (in thousands):

Year ending December 31,
2018	$1,396
2019	1,174
2020	879
2021	648
2022	369
Thereafter	863
$5,329

NOTE 9.             Related-party Transactions

The Company has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Company’s Board of Directors. None of those loans were nonaccrual, past due, or restructures at December 31, 2017 while five of such loans were nonaccrual at December 31, 2016. The borrower of these five loans is no longer a related party, effective January 13, 2017 and the reduction in total related-party loan balances is reflected in the table below. Related party deposit balances were $34.9 million and $55.5 million at December 31, 2017 and 2016, respectively.

The following table represents a summary of related-party loan activity during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016

Outstanding loans at beginning of the year	$22,994	$26,791
Advances	7,039	4,098
Repayments	(5,314)	(7,895)
Former director	(7,473)	—
Outstanding loans at end of the year	$17,246	$22,994

Two of the Company’s directors have acted as the Company’s legal counsel on several loan closings.  During 2017 and 2016 the total cost of such work has been reimbursed by the respective loan customers and totals $119 thousand and $158 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on several matters. The total amount paid for legal fees, for non-loan related matters was approximately $15 thousand and $7 thousand for the years ended December 31, 2017 and 2016, respectively.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of the Company’s directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $220 thousand for the years ended December 31, 2017 and 2016, respectively.

The Bank rents office space from entities related to two of the Company’s directors.  The total amount of rent expense to these entities was $226 thousand and $443 thousand for the years ended December 31, 2017 and 2016, respectively.

The Audit Committee of the Board of Directors or the disinterested directors have reviewed all transactions and relationships with the directors and businesses in which they maintain interests and have approved each such transaction and relationship.

NOTE 10.            Earnings Per Share

The Company’s calculation of earnings per share is as follows:

	For the year ended
	December 31,
(In thousands except per share data)	2017	2016
Net income available to common stockholders	$3,574	$4,001
Weighted average number of common shares outstanding - basic	6,556	6,274
Basic earnings per share	$0.55	$0.64

Net income available to common stockholders	$3,574	$4,001
Weighted average number of common shares outstanding	6,556	6,274
Effect of dilutive options	16	—
Weighted average number of common shares outstanding- diluted	6,572	6,274
Diluted earnings per share	$0.54	$0.64

Non-qualified options to purchase 97,453 shares of common stock at a weighted average price of $11.62 were included in the computation of diluted earnings per share for the year ended December 31, 2017.

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

NOTE 11.            Stockholders’ Equity and Dividend Restrictions

In 2017, the Company declared a 5% stock dividend and a cash dividend in the amount of $0.10 per share.  The stock dividend was paid to shareholders on August 1, 2017 and the cash dividend was paid to shareholders on December 27, 2017.

In 2016, the Company declared three cash dividends in the amount of $0.06 per share.  These cash dividends were paid to shareholders on March 31, 2016, June 30, 2016 and September 30, 2016.

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

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan.  At the time of the holding company reorganization, the 2006 Stock Option Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 251,983 shares of the Company’s common stock.  At December 31, 2017, stock options to purchase 220,659 shares, net of forfeitures have been issued to directors and employees of the Company under the 2006 Stock Option Plan, of which options to purchase 51,253 shares were outstanding. There are no shares available for grants under the 2006 Stock Options Plan as the plan has expired.

During 2016, the Company granted 67,158 Non-Qualified Stock Options (“NQO”) to employees of the Company.  The fair value of the NQOs granted was $2.63 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQOs granted vest each on February 1, 2017, February 1, 2018 and February 1, 2019.

Under the 2006 Stock Option Plan, there were 34,545 unvested options at December 31, 2017 and 59,283 unvested options at December 31, 2016. At December 31, 2017 there was $49 thousand of unrecognized compensation expense related to unvested options. For the three months and year ended December 31, 2017, $1 thousand and $49 thousand, respectively was recorded as expense for options that have been issued through the 2006 Plan. For the three months and year ended December 31, 2016, $29 thousand and $48 thousand, respectively was recorded as expense for options that have been issued through the 2006 Plan.

During the year ended December 31, 2017 options to purchase 31,500 shares and 881 shares of common stock at a price of $10.95 and $10.64, respectively, per share were exercised for a total price of $354 thousand.

A summary of stock option activity under the 2006 Stock Option Plan during the years ended December 31, 2016 and 2017 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2015	167,685	$9.73
Granted	67,158	10.64
Forfeited	(59,745)	10.73
Exercised	(84,315)	8.66

Outstanding at December 31, 2016	90,783	$10.74	$191,552	6.56

Exercisable at December 31, 2016	31,500	$10.85	$60,000	0.92

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2016	90,783	$10.74
Forfeited	(7,149)	10.64
Exercised	(32,381)	10.94

Outstanding at December 31, 2017	51,253	$10.63	$390,035	8.56

Exercisable at December 31, 2017	16,708	$10.63	$127,148	8.56

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2017.  This amount changes based on the changes in the market value in the Company’s common stock.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 504,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At December 31, 2017, stock options to purchase 404,600 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan. No options to purchase shares were outstanding at December 31, 2017. There are no shares available for grants under the 2007 Non-Qualified Stock Option Plan as the plan has expired.

Under the 2007 Directors Stock Option Plan, there were no unvested options and no unrecognized compensation expense at December 31, 2017 and 2016. In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three months and year ended December 31, 2017.

During the year ended December 31, 2017 options to purchase 241,000 shares of common stock at a price of $10.95 per share were exercised for a total price of $2.64 million.

A summary of stock option activity under the 2007 Non-Qualified Stock Option Plan for Directors during the years ended December 31, 2016 and 2017 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at December 31, 2015	347,901	$10.95
Forfeited	(22,401)	10.95
Outstanding at December 31, 2016	325,500	$10.95	$620,000	0.81

Exercisable at December 31, 2016	325,500	$10.95	$620,000	0.81

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at December 31, 2016	325,500	$10.95
Expired	(84,500)	10.95	—	—
Exercised	(241,000)	10.95	—	—
Outstanding at December 31, 2017	—	$—	$—	—

Exercisable at December 31, 2017	—	$—	$—	—

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2017. This amount changes based on the changes in the market value in the Company’s common stock.

2011 Equity Incentive Plan

During 2011, the stockholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan authorizes the issuance of up to 262,500 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options. At December 31, 2017, there were 156,943 shares, net of forfeitures, issued to employees and directors of the Company under the 2011 Plan.

The following is a summary of the non-vested restricted stock awards granted under the 2011 Plan:

	2016
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, beginning of year	50,663	$12.37
Forfeited	(4,463)	12.29
Vested	(16,800)	12.38
Outstanding, end of year	29,400	$12.38

	2017
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, beginning of year	29,400	$12.38
Granted	31,500	14.28
Forfeited	(4,200)	12.38
Vested	(24,150)	13.21
Outstanding, end of year	32,550	$13.61

Approximately $324 thousand remains to be expensed over the next 24 months related to the unvested restricted stock. For the years ended December 31, 2017, and 2016, $287 thousand and $188 thousand, respectively, was recorded as compensation expense for restricted stock that had been issued through the 2011 Plan.

During 2016, the Company granted 31,500 NQOs to an executive of the Company.  The fair value of the 31,500 NQOs granted was $2.78 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.0% and expected lives of 10 years.   One third of the NQOs granted vested immediately, with the remaining NQOs vesting over a two year period.

In July 2017, the Company granted 14,700 NQOs to employees of the Company.  The fair value of the NQOs granted was $6.95 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 0.00%, risk free interest rate of 2.31%, expected volatility of 26.81% and expected lives of 10 years.   One third of the NQOs granted vest each on February 1, 2018, February 1, 2019 and February 1, 2020.

Under the 2011 Plan, there were 25,200 unvested options at December 31, 2017 and 20,000 unvested options at December 31, 2016. At December 31, 2017 there was $83 thousand of unrecognized compensation expense related to unvested options. For the three months and year ended December 31, 2017, $24 thousand and $57 thousand, respectively were recorded as expense for options that have been issued through the 2011 Plan. For the three months and year ended December 31, 2016, $7 thousand and $49 thousand, respectively were recorded as expense for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the years ended December 31, 2017 and 2016.

A summary of stock option activity under the 2011 Plan during the years ended December 31, 2016 and 2017 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2015	—	$—
Granted	31,500	10.70
Outstanding at December 31, 2016	31,500	$10.70	$68,100	9.31

Exercisable at December 31, 2016	10,500	$10.70	$22,700	9.31

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term

Outstanding at December 31, 2016	31,500	$10.70
Granted	14,700	17.05
Outstanding at December 31, 2017	46,200	$12.72	$255,465	8.69

Exercisable at December 31, 2017	21,000	$10.70	$158,500	8.31

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2017.  This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits.  The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $216 thousand and $80 thousand during 2017 and 2016, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to meet a minimum Tier 1 leverage ratio, Common equity tier 1 risk-based capital ratio, Tier 1 risk-based ratio and Total risk-based capital ratio (as defined in the regulations). In July 2013, the Federal Deposit insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital

Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Dodd-Frank Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based capital ratio and changes to the calculation of risk-weighted assets became effective for the Bank on January 1, 2015.  As of December 31, 2017 and 2016, management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 leverage capital, Common equity tier 1 capital, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			FDIC requirements
			Minimum Capital		Minimum Capital			For Classification
	Bank actual		Adequacy		With Phase-in Buffer			As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
2017
Leverage (Tier 1) Capital Ratio	$83,664	9.59%	$34,888	4.00%	$	N/A		$43,610	5.00%
Risk-Based Capital:
Common Equity Tier 1 Capital	$83,664	10.84%	$34,746	4.50%		$44,397	5.75%	$50,188	6.50%
Tier 1 Capital Ratio	$83,664	10.84%	$46,327	6.00%		$55,979	7.25%	$61,770	8.00%
Total Capital Ratio	$92,265	11.95%	$61,770	8.00%		$71,421	9.25%	$77,212	10.00%

2016
Leverage (Tier 1) Capital Ratio	$77,337	9.02%	$33,293	4.00%	$	N/A		$41,617	5.00%
Risk-based capital:
Common Equity Tier 1 Capital	$77,337	10.98%	$31,685	4.50%		$36,086	5.125%	$45,767	6.50%
Tier 1 Capital Ration	$77,337	10.98%	$42,247	6.00%		$46,647	6.625%	$56,329	8.00%
Total Capital Ratio	$85,993	12.21%	$56,329	8.00%		$60,730	8.625%	$70,411	10.00%

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

The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans totaled $83 million and $95.3 million at December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company had outstanding letters of credit to customers totaling $3.4 million and $3.6 million, respectively, whereby the Company guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2017 and 2016, such amounts were deemed not material.

NOTE 15.            Financial Information of Parent Company

The following information represents Bancorp of New Jersey, Inc. only balance sheets as of December 31, 2017 and 2016, respectively, the statements of income for the years ended December 31, 2017 and December 31, 2016, and the statements of cash flows for the years December 31, 2017 and December 31, 2016 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheets

(in thousands)

	December 31,
	2017	2016
Assets:
Investment in subsidiary, net	$83,309	$77,144
Total assets	$83,309	$77,144

Liabilities and stockholders’ equity:
Stockholders’ equity	$83,309	$77,144
	$83,309	$77,144

Statements of Income and Comprehensive Income

Years ended December 31,

(in thousands)

	2017	2016
Equity in undistributed earnings of subsidiary bank	$3,574	$4,001
Net income	3,574	4,001

Other comprehensive (loss) income	(162)	103
Comprehensive income	$3,412	$4,104

Statements of Cash Flow

Years ended December 31,

(in thousands)

	2017	2016
Cash flow from operating activities:
Net income	$3,574	$4,001
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(3,574)	(4,001)
Net cash provided by operating activities:	—	—

Cash flows from investing activities:
Cash dividends received from subsidiary bank	695	1,128
Net cash provided by investing activities	695	1,128

Cash flows from financing activities:
Cash dividends paid	(695)	(1,128)
Net cash provided by financing activities	(695)	(1,128)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and December 31, 2016, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,162	$—	$6,162	$—
Government sponsored enterprise obligations:
Agency backed	33,235		33,235
Mortgage backed	13,837	—	13,837	—
Total securities available for sale	$53,234	$—	$53,234	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2016	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,268	$—	$6,268	$—
Government sponsored enterprise obligations	55,321	—	55,321	—
Total securities available for sale	$61,589	$—	$61,589	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and December 31, 2016, respectively, is as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2017	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$415	$—	$—	$415

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2016	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$614	$—	$—	$614

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
December 31, 2017	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$415	Appraisal of Collateral (1)	Appraisal Adjustments (2)	21.8
			Liquidation Expenses (2)	6.8

	Fair Value	Valuation	Unobservable	Range
December 31, 2016	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$614	Appraisal of Collateral (1)	Appraisal Adjustments (2)	11.5% - 48.40% (21.8)%
			Liquidation Expenses (2)	8.9% - 10.3% (9.3)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates for the Company’s financial instruments are as follows at December 31, 2017 and 2016 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$92,619	$92,619	$92,619	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	53,234	53,234	—	53,234	—
Securities held to maturity	6,058	6,058	—	6,058	—
Restricted investment in bank stock	1,380	1,380	—	1,380	—
Net loans	712,076	703,901	—	—	703,901
Accrued interest receivable	2,695	2,695	—	2,695	—
Financial liabilities:
Deposits	788,293	793,879	—	793,879	—
Borrowed funds	13,385	13,307	—	13,307	—
Accrued interest payable	651	651	—	651	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2016		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$76,976	$76,976	$76,976	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	61,589	61,589	—	61,589	—
Securities held to maturity	7,343	7,343	—	7,343	—
Restricted investment in bank stock	1,983	1,983	—	1,983	—
Net loans	651,698	659,084	—	—	659,084
Accrued interest receivable	2,366	2,366	—	2,366	—
Financial liabilities:
Deposits	717,988	722,711	—	722,711	—
Borrowed funds	25,008	24,933	—	24,933	—
Accrued interest payable	516	516	—	516	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2017 and 2016.

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

Limitation

The preceding fair value estimates were made at December 31, 2017 and 2016 based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 2017 and 2016, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17.            Accumulated Other Comprehensive Income (Loss)

There were no reclassifications out of accumulated comprehensive income due to sale of securities for the years ended December 31, 2017 and 2016.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Public entities will apply the new standard for annual periods beginning after December 15, 2017, including interim periods therein.  Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited under U.S. GAAP.  The implementation of ASU 2014-09 should not have a material impact on the Company’s consolidated financial position or consolidated results of operations. However, the Company does believe the new standard will result in new disclosure requirements. The Company is currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as service charges and payments processing fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on its consolidated financial statements.

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

ASU 2018-02, Income Statement – Reporting Comprehensive Income

On February 2, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 202). The amendments in this ASU affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act; eliminates the stranded tax effects resulting from the 2017 Tax Reform Act. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Reform Act is recognized. BONJ adopted the provision of ASU 2018-02 effective December 31, 2017. The effect of adoption at BONJ resulted in a reclassification of $58,000 from accumulated other comprehensive loss to retained earnings in the   consolidated statements of stockholders' equity.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management including the Chief Executive Officer and President (and, in such capacity, the Company’s principal executive officer) and the Company’s Senior Vice President and Chief Financial Officer (the Company’s principal financial and accounting officer) evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of December 31, 2017, the Company’s principal executive and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, using the “Internal Control - Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2017, our internal control over financial reporting was effective.

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the

Company’s internal control over financial reporting as of December 31, 2017. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders to be held May 24, 2018.

ITEM 11.            EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders to be held May 24, 2018.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders to be held May 24, 2018.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders to be held May 24, 2018.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders to be held May 24, 2018.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)           Consolidated Balance Sheets as of December 31, 2017 and 2016.

(ii)          Consolidated Statements of Income for the years ended December 31, 2017 and 2016.

(iii)         Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016.

(iv)         Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016.

(v)          Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

(vi)         Notes to Consolidated Financial Statement

(vii)        Report of Independent Registered Public Accounting Firm

(b)         Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.

(c)         Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 82.

Exhibit No.		Description
3.1	(A)	Certificate of Incorporation
3.2	(B)	Amended and Restated Bylaws
4.1	(A)	Specimen form of stock certificate
10.8	(A)	2006 Stock Option Plan*
10.9	(A)	Form of Stock Option Award Agreement*
10.10	(F)	2007 Non-Qualified Stock Option Plan For Directors*
10.11	(G)	Form of Stock Option Award Agreement*
10.12	(H)	2011 Equity Incentive Plan*
10.13	(I)	Form of Restricted Stock Award Agreement*
10.14	(J)	Amended and Restated Employment Agreement dated March 23, 2017, by and among the Registrant, Bank of New Jersey and Nancy E. Graves
10.15	(K)	Bancorp of New Jersey, Inc. Severance Policy
21		Subsidiaries of the Registrant
23		Consent of Baker Tilly Virchow Krause, LLP
31.1		Rule 13a-14(a) Certification of the Principal Executive Officer
31.2		Rule 13a-14(a) Certification of the Principal Financial Officer
32		Section 1350 Certifications
101		Interactive Data Files
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(H)	Incorporate by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2011.
(I)	Incorporated by reference to exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2013.
(J)	Incorporated by reference to Exhibits 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2017.
(K)	Incorporated by Reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2016.

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

Dated: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerald A. Calabrese, Jr.	Chairman	March 16, 2018
Gerald A. Calabrese, Jr.

/s/ Albert L. Buzzetti	Vice Chairman	March 16, 2018
Albert L. Buzzetti

/s/ Nancy E. Graves	Director, President & Chief Executive Officer	March 16, 2018
Nancy E. Graves

/s/ Michael Bello	Director	March 16, 2018
Michael Bello

/s/ Jay Blau	Director	March 16, 2018
Jay Blau

/s/ Stephen Crevani	Director	March 16, 2018
Stephen Crevani

/s/ Anthony M. Lo Conte	Director	March 16, 2018
Anthony M. Lo Conte

/s/ Rosario Luppino	Director	March 16, 2018
Rosario Luppino

/s/ Joel P. Paritz	Director	March 16, 2018
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 16, 2018
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 16, 2018
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 16, 2018
Mark Sokolich