Form 10-Q
period 2018-03-31
Bancorp of New Jersey, Inc.
filed 2018-05-10
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 1, 2018 there were 6,948,278 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$2,533	$1,627
Interest bearing deposits	58,102	90,540
Federal funds sold	452	452
Total cash and cash equivalents	61,087	92,619
Interest bearing time deposits	1,000	1,000
Securities available for sale	52,179	53,234
Securities held to maturity (fair value $6,058 and $6,058 at March 31, 2018 and December 31, 2017, respectively)	6,058	6,058
Restricted investment in bank stock, at cost	1,305	1,380
Loans receivable	723,789	721,191
Deferred loan fees and costs, net	(786)	(798)
Allowance for loan losses	(8,111)	(8,317)
Net loans	714,892	712,076
Premises and equipment, net	13,578	13,725
Accrued interest receivable	2,810	2,695
Other real estate owned	415	415
Other assets	4,135	4,205
Total assets	$857,459	$887,407
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$136,938	$133,661
Savings and interest bearing transaction accounts	271,293	307,583
Time deposits $250 and under	231,148	231,224
Time deposits over $250	119,617	115,825
Total deposits	758,996	788,293
Borrowed funds	11,713	13,385
Accrued expenses and other liabilities	2,165	2,420
Total liabilities	772,874	804,098
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 6,948,278 at March 31, 2018 and 6,932,690 at December 31, 2017	70,342	70,182
Retained earnings	14,825	13,482
Accumulated other comprehensive loss	(582)	(355)
Total stockholders’ equity	84,585	83,309
Total liabilities and stockholders’ equity	$857,459	$887,407

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$8,148	$7,385
Securities	236	200
Federal funds sold and other	307	190
TOTAL INTEREST INCOME	8,691	7,775

INTEREST EXPENSE
Savings and interest bearing transaction accounts	417	438
Time deposits	1,514	1,208
Borrowed funds	49	87
TOTAL INTEREST EXPENSE	1,980	1,733

NET INTEREST INCOME	6,711	6,042
Provision for loan losses	325	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,386	6,042
NON-INTEREST INCOME
Fees and service charges	95	118
TOTAL NON-INTEREST INCOME	95	118

NON-INTEREST EXPENSE
Salaries and employee benefits	2,415	2,292
Occupancy and equipment expense	867	738
FDIC premiums and related expenses	158	233
Legal fees	138	83
Other real estate owned expenses	7	2
Professional fees	248	487
Data processing	333	304
Other expenses	537	362
TOTAL NON-INTEREST EXPENSE	4,703	4,501
Income before provision for income taxes	1,778	1,659
Income tax expense	435	597
Net income	$1,343	$1,062

PER SHARE OF COMMON STOCK
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$1,343	$1,062
Other comprehensive income:
Unrealized (losses) gains on securities available for sale, net of deferred income tax (benefit) expense of $(88) and $44, respectively	(227)	68
Comprehensive income	$1,116	$1,130

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2017	61,524	15,813	(193)	77,144
Exercise of stock options	176	—	—	176
Stock based compensation	72	—	—	72
Net income	—	1,062	—	1,062
Other comprehensive income, net of taxes	—	—	68	68
Balance at March 31, 2017	$61,772	$16,875	$(125)	$78,522

Balance at January 1, 2018	70,182	13,482	(355)	83,309
Exercise of stock options	7	—	—	7
Stock based compensation	153	—	—	153
Net income	—	1,343	—	1,343
Other comprehensive loss, net of taxes	—	—	(227)	(227)
Balance at March 31, 2018	$70,342	$14,825	$(582)	$84,585

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,343	$1,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	325	—
Amortization of securities premiums	45	49
Deferred income taxes	74	(132)
Depreciation	207	182
Stock based compensation	153	72
(Amortization) accretion of net loan origination fees and costs	(12)	116
Gain on sale of other real estate owned	—	(18)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(115)	(166)
Decrease in other assets	83	167
(Decrease) increase in accrued interest payable and other liabilities	(254)	200
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,849	1,532

Cash flows from investing activities:
Purchases of securities held to maturity	—	(4,090)
Proceeds from maturities of securities held to maturity	—	2,469
Proceeds from calls, maturities and other principal payments of securities available for sale	695	4,000
Proceeds from calls of restricted investment of bank stock	75	74
Proceeds from sale of other real estate owned	—	178
Net increase in loans	(3,129)	(24,447)
Purchases of premises and equipment	(60)	(364)
NET CASH USED IN INVESTING ACTIVITIES	(2,419)	(22,180)

Cash flows from financing activities:
Net (decrease) increase in deposits	(29,297)	37,302
Net decrease in borrowed funds	(1,672)	(1,646)
Proceeds from exercise of stock options	7	176
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,962)	35,832
(Decrease) increase in cash and cash equivalents	(31,532)	15,184
Cash and cash equivalents at beginning of year	92,619	76,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,087	$92,160
Supplemental information:
Cash paid during the year for:
Interest	$1,935	$1,883
Income taxes	$12	$—

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

The financial information in this quarterly report has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”); these consolidated financial statements have not been audited. Certain information and footnote disclosures required under US GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. Certain 2017 information has been reclassified for consistency with the 2018 presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between March 31, 2018, and the date these consolidated financial statements were issued.

Organization

The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Bank is a community bank which provides a full range of banking services to individuals and corporate customers primarily in New Jersey.  Both the Company and the Bank are subject to competition from other financial institutions.  The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.  The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities as permitted by law.  The Bank has sought to offer an alternative, community-oriented style of banking in an area, that is presently dominated by larger, statewide and national institutions.  The Bank continues to focus on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in its market area.  As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve its customers and expand its market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone, mobile and internet banking.  The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

Note 2.  Benefit Plans and Stock-Based Compensation

Stock option and restricted share information, and the related activity, for the periods presented have been adjusted for a 5% stock dividend declared on June 26, 2017.

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Plan”).  At the time of the holding company reorganization, the 2006 Plan was assumed by the Company.  The plan allows the Company to grant options to directors and employees of the Company to purchase up to 251,983 shares of the Company’s common stock.  At March 31, 2018, stock options to purchase 219,609 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Plan, of which options to purchase 49,615 shares were outstanding. There are no options available for grants under the 2006 Plan as the plan has expired.

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

Under the 2006 Plan, there were 33,100 unvested options at March 31, 2018 and 38,997 unvested at March 31, 2017. At March 31, 2018 there was $36 thousand of unrecognized compensation expense related to unvested options. For the three months ended March 31, 2018, $10 thousand was recorded as expense for options that have been issued through the 2006 Plan. For the three months ended March 31, 2017, $20 thousand was recorded as expense for options that have been issued through the 2006 Plan.

During the three months ended March 31, 2018 options to purchase 588 shares of common stock at a price of $10.64 per share were exercised for a total price of $7 thousand. During the three months ended March 31, 2017 options to purchase 15,750 and 210 shares of common stock at prices of $10.95 and $10.64 per share respectively, were exercised for a total price of $176 thousand.

A summary of stock option activity under the 2006 Plan during the three months ended March 31, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2016	90,783	$10.74
Forfeited	(788)	10.64
Exercised	(15,960)	10.95

Outstanding at March 31, 2017	74,035	$10.71	$280,950	7.46

Exercisable at March 31, 2017	38,997	$10.78	$130,635	5.41

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2017	51,253	$10.64
Forfeited	(1,050)	10.64
Exercised	(588)	10.64

Outstanding at March 31, 2018	49,615	$10.64	$298,186	8.31

Exercisable at March 31, 2018	33,100	$10.64	$198,931	8.31

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s stock.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 504,000 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At March 31, 2018, stock options to purchase 404,600 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan. No options to purchase shares were outstanding at March 31, 2018. There are no options available for grants under the 2007 Director Plan as the plan has expired.

Under the 2007 Director Plan, there were no unvested options and no unrecognized compensation expense at March 31, 2018 and 2017. In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three months ended March 31, 2018 and 2017.

A summary of stock option activity under the 2007 Director Plan during the three months ended March 31, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at December 31, 2016	325,500	$10.95
Outstanding at March 31, 2017	325,500	$10.95	$1,163,272	0.56

Exercisable at March 31, 2017	325,500	$10.95	$1,163,272	0.56

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at December 31, 2017	—	$—
Outstanding at March 31, 2018	—	$—	$—	—

Exercisable at March 31, 2018	—	$—	$—	—

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 262,500 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At March 31, 2018, there were 171,943 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan.

	2017
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at December 31, 2016	29,400	$12.38
Granted	31,500	14.28
Forfeited	(4,200)	12.38
Vested	(13,650)	12.38
Outstanding at March 31, 2017	43,050	$13.77

	2018
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at December 31, 2017	32,550	$13.61
Granted	15,000	17.54
Vested	(14,550)	13.44
Outstanding at March 31, 2018	33,000	$15.47

Approximately $462 thousand remains to be expensed over the next twenty three months related to the unvested restricted stock. For the three months ended March 31, 2018 and 2017, $125 thousand and $45 thousand, respectively, were recorded as compensation expense for restricted stock that had been issued through the 2011 Plan.

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

Under the 2011 Plan, there were 20,300 unvested options at March 31, 2018 and 21,000 unvested options at March 31, 2017. At March 31, 2018 there was $64 thousand of unrecognized compensation expense related to unvested options. For the three months ended March 31, 2018, $18 thousand was recorded as expense for options that have been issued through the 2011 Plan. For the three months ended March 31, 2017, $7 thousand was recorded as expense for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the three months ended March 31, 2018 and 2017.

A summary of stock option activity under the 2011 Plan during the three months ended March 31, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2016	31,500	$10.70
Outstanding at March 31, 2017	31,500	$10.70	$121,450	9.06

Exercisable at March 31, 2017	10,500	$10.70	$40,150	9.06

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at December 31, 2017	46,200	$12.72
Outstanding at March 31, 2018	46,200	$12.72	$181,545	8.47

Exercisable at March 31, 2018	25,900	$11.90	$122,990	8.30

(1)

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits.  The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $61 thousand and $60 thousand during the three months ended March 31, 2018 and 2017, respectively.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	March 31,
(In thousands except per share data)	2018	2017
Net income available to common stockholders	$1,343	$1,062
Weighted average number of common shares outstanding - basic	6,942	6,330
Basic earnings per share	$0.19	$0.17

Net income available to common stockholders	$1,343	$1,062
Weighted average number of common shares outstanding	6,942	6,330
Effect of dilutive options	19	50
Weighted average number of common shares outstanding- diluted	6,961	6,380
Diluted earnings per share	$0.19	$0.17

Non-qualified options to purchase 81,115 shares of common stock at a weighted average price of $10.66 were included in the computation of diluted earnings per share for the three months ended March 31, 2018. Non-qualified options to purchase 14,700 shares of common stock at a price of $17.05 were not included because they were antidilutive.

Incentive stock options to purchase 15,000 shares of common stock at a price of $11.50 and non-qualified options to purchase 338,370 shares of common stock at a weighted average price of $11.47 were included in the computation of diluted earnings per share for the three months ended March 31, 2017.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at March 31, 2018 and December 31, 2017 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$6,058	$—	$—	$6,058
Total securities held to maturity	6,058	—	—	6,058

Securities Available for Sale:
U.S. Treasury securities	6,258	—	(170)	6,088
Government sponsored enterprise obligations
Agency backed	33,448	—	(305)	33,143
Mortgage backed	13,278	—	(330)	12,948
Total securities available for sale	52,984	—	(805)	52,179

	$59,042	$—	$(805)	$58,237

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$6,058	$—	$—	$6,058
Total securities held to maturity	6,058	—	—	6,058

Securities Available for Sale:
U.S. Treasury securities	6,286	—	(124)	6,162
Government sponsored enterprise obligations
Agency backed	33,453	—	(218)	33,235
Mortgage backed	13,986	—	(149)	13,837
Total securities available for sale	53,725	—	(491)	53,234

	$59,783	$—	$(491)	$59,292

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,088	(170)	6,088	(170)
Government sponsored enterprise obligations	22,726	(466)	23,365	(169)	46,091	(635)
Total securities available for sale	22,726	(466)	29,453	(339)	52,179	(805)

Total securities	$22,726	$(466)	$29,453	$(339)	$52,179	$(805)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,162	(124)	6,162	(124)
Government sponsored enterprise obligations	23,691	(201)	23,381	(166)	47,072	(367)
Total securities available for sale	23,691	(201)	29,543	(290)	53,234	(491)

Total securities	$23,691	$(201)	$29,543	$(290)	$53,234	$(491)

The amortized cost and fair value of securities held to maturity and securities available for sale at March 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay their obligations. (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$6,058	$6,058	$18,034	$17,932
After one to five years	—	—	21,672	21,299
Greater than five years	—	—	13,278	12,948
Total	$6,058	$6,058	$52,984	$52,179

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

At March 31, 2018, the Company’s available for sale securities portfolio consisted of fourteen securities, of which nine were in an unrealized loss position for more than twelve months, and five were in a loss position for less than twelve months. No OTTI charges were recorded for the three months ended March 31, 2018. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities with an amortized cost of $20.2 million and a fair value of $20 million, were pledged to secure public funds on deposit at March 31, 2018. Securities with an amortized cost of $11.1 milion and a fair value of $10.9 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of March 31, 2018. Securities with an amortized cost of $20.2 million and a fair value of $20 million, were pledged to secure public funds on deposit at December 31, 2017. In addition, securities with an amortized cost of $11.1 million and a fair value of $11 million were pledged to secure borrowings with FHLBNY as of December 31, 2017.

During the three months ended March 31, 2018 and 2017, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans.

The components of the loan portfolio, which are categorized by collateral code, at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial real estate	$582,890	$573,941
Residential mortgages	64,685	66,497
Commercial and industrial	26,250	27,237
Home equity	49,729	53,199
Consumer	235	317
	$723,789	$721,191

The Company grants loans primarily to residents and businesses within its local New Jersey trading area.  Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.  The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
March 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	—	—	(25)	(510)	—	—	(535)
Recoveries	—	—	2	—	2	—	4
Provision	88	(40)	56	734	(20)	(493)	325
Ending balance	$5,955	$332	$608	$627	$32	$557	$8,111
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,955	$332	$608	$627	$32	$557	$8,111

Loan receivables:
Ending balance	$582,890	$64,685	$26,250	$49,729	$235	$—	$723,789
Ending balance: individually evaluated for impairment	$11,186	$8,893	$2,957	$2,153	$—	$—	$25,189
Ending balance: collectively evaluated for impairment	$571,704	$55,792	$23,293	$47,576	$235	$—	$698,600

	Commercial	Residential	Commercial
March 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(47)	—	—	—	—	(47)
Recoveries	—	1	—	—	—	—	1
Provision	(68)	(40)	(107)	10	(1)	206	—
Ending balance	$5,857	$468	$702	$435	$5	$774	$8,241

December 31, 2017
Allowance for loan losses:
Ending balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,867	$372	$575	$403	$50	$1,050	$8,317

Loan receivables:
Ending balance	$573,941	$66,497	$27,237	$53,199	$317	$—	$721,191
Ending balance: individually evaluated for impairment	$11,554	$8,966	$2,957	$3,214	$—	$—	$26,691
Ending balance: collectively evaluated for impairment	$562,387	$57,531	$24,280	$49,985	$317	$—	$694,500

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the three months ended:

	Commercial	Residential	Commercial
March 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	—	—	(25)	(510)	—	—	(535)
Recoveries	—	—	2	—	2	—	4
Provisions	88	(40)	56	734	(20)	(493)	325
Ending balance	$5,955	$332	$608	$627	$32	$557	$8,111

	Commercial	Residential	Commercial
March 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(47)	—	—	—	—	(47)
Recoveries	—	1	—	—	—	—	1
Provisions	(68)	(40)	(107)	10	(1)	206	—
Ending balance	$5,857	$468	$702	$435	$5	$774	$8,241

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017, (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
March 31, 2018	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$5,255	$—	$1,325	$6,580	$576,310	$582,890	$2,987
Residential mortgages	2,372	1,397	1,938	5,707	58,978	64,685	8,893
Commercial and industrial	32	—	2,957	2,989	23,261	26,250	2,957
Home equity	1,193	490	2,002	3,685	46,044	49,729	1,969
Consumer	14	—	—	14	221	235	—
	$8,866	$1,887	$8,222	$18,975	$704,814	$723,789	$16,806

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
December 31, 2017	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$209	$—	$3,343	$3,552	$570,389	$573,941	$3,344
Residential mortgages	4,527	974	2,026	7,527	58,970	66,497	9,052
Commercial and industrial	—	25	2,957	2,982	24,255	27,237	2,957
Home equity	3,265	1,230	1,022	5,517	47,682	53,199	3,073
Consumer	—	—	—	—	317	317	—
	$8,001	$2,229	$9,348	$19,578	$701,613	$721,191	$18,426

At March 31, 2018, the Company had one loan that was delinquent ninety days or greater and accruing interest. At December 31, 2017, the Company had no loans greater than ninety days delinquent and accruing interest.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month period ended March 31, 2018 and 2017, the gross interest income would have been $104 thousand and $181 thousand, respectively. There was no interest income recognized on these loans during the three month ended March 31, 2018 and 2017.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2018 and December 31, 2017 (in thousands):

	Commercial	Residential	Commercial
March 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$571,704	$54,669	$23,032	$47,576	$235	$697,216
Special Mention	—	1,123	261	—	—	1,384
Substandard	11,186	8,893	2,957	2,153	—	25,189
Doubtful	—	—	—	—	—	—
	$582,890	$64,685	$26,250	$49,729	$235	$723,789

	Commercial	Residential	Commercial
December 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$562,387	$56,407	$24,051	$49,985	$317	$693,147
Special Mention	—	1,124	229	—	—	1,353
Substandard	11,554	8,966	2,957	3,214	—	26,691
Doubtful	—	—	—	—	—	—
	$573,941	$66,497	$27,237	$53,199	$317	$721,191

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at March 31, 2018 and December 31, 2017 (in thousands):

		Unpaid
	Recorded	Principal	Related
March 31, 2018	Investment	Balance	Allowance
Commercial real estate	$11,186	$11,186	$—
Residential mortgages	8,893	10,503	—
Commercial and industrial	2,957	3,057	—
Home equity	2,153	2,515	—
Total impaired loans	$25,189	$27,261	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2017	Investment	Balance	Allowance
Commercial real estate	$11,554	$11,578	$—
Residential mortgages	8,966	10,287	—
Commercial and industrial	2,957	3,057	—
Home equity	3,214	3,509	—
Total impaired loans	$26,691	$28,431	$—

The following tables provide information about the Company’s impaired loans for the three months ended March 31, 2018 and 2017  (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$11,370	$—	$10,177	$—
Residential mortgages	8,972	—	9,674	—
Commercial and industrial	2,957	—	3,257	—
Home equity	2,641	—	4,534	—
Total impaired loans	$25,940	$—	$27,642	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of March 31, 2018 and December 31, 2017 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
March 31, 2018	Status	Loans	Status	Loans	Total
Residential mortgages	$1,312	4	$7,294	10	$8,606
Home equity	—	—	1,572	5	1,572
	$1,312	4	$8,866	15	$10,178

	Accrual	Number of	Nonaccrual	Number of
December 31, 2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	637	3	7,446	10	8,083
Home equity	—	—	2,959	8	2,959
	$637	3	$10,743	19	$11,380

For the three months ended March 31, 2018 and 2017 there was one new TDR that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2018	Loans	Investments	Investments
Residential mortgages	1	$679	$679
	1	$679	$679

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	1	$2,984	$2,984
	1	$2,984	$2,984

During the three months ended March 31, 2018, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the three months ended March 31, 2018, the Company had no foreclosed residential real estate properties. In addition, as of March 31, 2018, the Company had loans with a carrying value of $3 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2018, the Company had $3.4 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2018 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at March 31, 2018 and December 31, 2017, is as follows (in thousands):

	2018
			Original
March 31, 2018	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	1,370	1.50%	5	June 2019
Fixed Rate Amortizing Note	2,183	1.51%	5	July 2019
Fixed Rate Amortizing Note	2,156	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,588	2.02%	7	August 2021
Fixed Rate Amortizing Note	3,416	1.48%	5	October 2019
	$11,713	1.61%

	2017
			Original
December 31, 2017	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	1,624	1.50%	5	June 2019
Fixed Rate Amortizing Note	2,563	1.51%	5	July 2019
Fixed Rate Amortizing Note	2,511	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,766	2.02%	7	August 2021
Fixed Rate Amortizing Note	3,921	1.48%	5	October 2019
	$13,385	1.61%

In addition to the advances listed above, the Bank had municipal letters of credit issued by FHLBNY in the amount of $40 million at both March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, loans with a carrying value of approximately $145.0 million and $149.3 million and securities with a fair value of $10.9 million and $11.0 million, respectively, were pledged to secure advances and municipal letters of credit from FHLBNY.

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There were no outstanding borrowings on any of the lines of credit at March 31, 2018 and December 31, 2017. Additionally, the Bank is a member of the FHLBNY.  The FHLBNY relationship provides additional borrowing capacity.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2018, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	March 31, 2018	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	10.97%	4.50%	6.375%	6.50%
Tier 1 Capital Ratio	10.97%	6.00%	7.875%	8.00%
Total Capital Ratio	12.05%	8.00%	9.875%	10.00%
Leverage Ratio	9.68%	4.00%	N/A	5.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	March 31,	for Identical	Observable	Significant
Description	2018	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,088	$—	$6,088	$—
Government sponsored enterprise obligations:
Agency backed	33,143	—	33,143	—
Mortgage backed	12,948	—	12,948	—
Total securities available for sale	$52,179	$—	$52,179	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,162	$—	$6,162	$—
Government sponsored enterprise obligations:
Agency backed	33,235	—	33,235	—
Mortgage backed	13,837	—	13,837	—
Total securities available for sale	$53,234	$—	$53,234	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017, respectively, follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	March 31,	Active Markets for	Significant Other	Significant
Description	2018	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$415	$—	$—	$415

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2017	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$415	$—	$—	$415

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
March 31, 2018	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$415	Appraisal of Collateral (1)	Appraisal Adjustments (2)	21.8
			Liquidation Expenses (2)	6.8

	Fair Value	Valuation	Unobservable	Range
December 31, 2017	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$415	Appraisal of Collateral (1)	Appraisal Adjustments (2)	21.8
			Liquidation Expenses (2)	6.8

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated.  The estimated fair value amounts have been measured as of their respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2018 and December 31, 2017 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	March 31, 2018		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$61,087	$61,087	$61,087	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	52,179	52,179	—	52,179	—
Securities held to maturity	6,058	6,058	—	6,058	—
Restricted investment in bank stock	1,305	1,305	—	1,305	—
Loans receivable, net	714,892	690,808	—	—	690,808
Accrued interest receivable	2,810	2,810	—	2,810	—
Financial liabilities:
Deposits	758,996	764,261	—	764,261	—
Borrowed funds	11,713	11,611	—	11,611	—
Accrued interest payable	696	696	—	696	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$92,619	$92,619	$92,619	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	53,234	53,234	—	53,234	—
Securities held to maturity	6,058	6,058	—	6,058	—
Restricted investment in bank stock	1,380	1,380	—	1,380	—
Loans receivable, net	712,076	703,901	—	—	703,901
Accrued interest receivable	2,695	2,695	—	2,695	—
Financial liabilities:
Deposits	788,293	793,879	—	793,879	—
Borrowed funds	13,385	13,307	—	13,307	—
Accrued interest payable	651	651	—	651	—

Cash and Cash Equivalents and Interest Bearing Time Deposits

The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level

2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquiditiy and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments, if applicable.

Restricted Investment in Bank Stock

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the date of statement of financial condition that reflect the interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates and projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values approximate carrying values.

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

Limitation

The preceding fair value estimates were made at March 31, 2018 and December 31, 2017 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2018 and December 31, 2017, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three month ended March 31, 2018 and 2017.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Corporation’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP.  The Company’s largest source of noninterest revenue which is subject to the guidance is service charges on deposit accounts. The Company adopted ASU 2014-09 on January 1, 2018. The adoption of ASU 2014-09 did not change the timing and pattern of the Company’s revenue recognition related to scoped-in noninterest income. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016 the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01  requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The Company adopted ASU 2016-01 on January 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2017 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended 31, 2018 compared to Three Months Ended March 31, 2017

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

Net Income

Net income for the first quarter of 2018 was $1.34 million compared to net income of $1.06 million for the first quarter of 2017.  The increase in net income for the three month period ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase in net interest income due to loan growth and a decrease in the tax expense related to a lower federal corporate tax rate in 2018 provided by the Tax Cuts and Jobs Act (the “Tax Act”) signed in to law on December 22, 2017, partially offset by an increase in non-interest expenses and a $325 thousand  provision for loan losses recognized by the Company in the first quarter of 2018, while no provision was recognized for the same period in 2017.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three month period ended March 31, 2018, net interest income increased by $669 thousand or 11.07% versus the same period last year. Interest income increased by $916 thousand or 11.78% for the three months ended March 31, 2018 as compared to the corresponding period last year. This increase in interest income was primarily due to loan growth and higher interest received on cash and investment balances due to rising interest rates. Average yield on total loans for the three months ended March 31, 2018 was 4.56% compared to 4.47% for the three months ended March 31, 2017. Average total loans were $725 million compared to $669 million at March 31, 2017. Total interest expense increased by $247 thousand in the first quarter of 2018 to $2.0 million compared to $1.7 million in the prior year. The increase in interest expense was due to higher interest rates as market rates continue to increase in our market area, and we continue to face significant competition for deposits. Interest on borrowed funds decreased by $38 thousand due to declining balances of borrowed funds. During the first quarter of 2018 average certificates of deposit increased to $349.2 million from $311.7 million in the comparable quarter of 2017. Yield on certificates of deposit increased to 1.76% in the current quarter from 1.58% in the corresponding quarter. Average other interest bearing deposits increased to $302.1 million in the current quarter from $298.4 million in the first quarter of 2017. Average borrowed funds decreased to $12.3 million in the current quarter from $24.0 million in the same quarter last year.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$724,641	8,148	4.56%	$669,447	7,385	4.47%
Securities (1)	60,134	252	1.70	70,737	215	1.23
Federal Funds Sold	1,763	7	1.61	1,210	7	2.35
Interest-earning cash accounts	79,261	300	1.54	96,885	183	0.77
Total interest-earning Assets	865,799	8,707	4.08%	838,279	7,790	3.77%
Non-interest earning Assets	21,632			21,662
Allowance for Loan Losses	(8,192)			(8,283)
Total Assets	$879,239			$851,658
Interest-Bearing Liabilities:
Demand Deposits	$31,145	$14	0.18%	$28,963	$15	0.21%
Savings Deposits	103,826	235	0.92	116,602	268	0.93
Money Market Deposits	167,104	168	0.41	152,877	155	0.41
Time Deposits	349,248	1,514	1.76	310,706	1,208	1.58
Borrowed Funds	12,333	49	1.61	24,003	87	1.47
Total Interest Bearing Liabilities	663,656	1,980	1.21%	633,151	1,733	1.11%
Non-Interest Bearing Liabilities:
Demand Deposits	129,088			137,534
Other Liabilities	2,568			3,091
Total Non-Interest Bearing Liabilities	131,656			140,625
Stockholders’ Equity	83,927			77,882
Total Liabilities and Stockholders' Equity	$879,239			$851,658
Net Interest Income
(Tax Equivalent Basis)		$6,727			$6,057
Tax Equivalent Basis adjustment		(16)			(15)
Net Interest Income		$6,711			$6,042
Net Interest Rate Spread			2.87%			2.66%
Net Interest Margin			3.15%			2.93%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.30			1.32

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. The Company recognized a provision for loan losses of $325 thousand for the three months ended March 31, 2018 compared to no provision in the three months ended March 30, 2017. The allowance for loan losses to total loans was 1.12% as of the end of the first quarter of 2018.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities. For the three months ended March 31, 2018, non-interest income decreased by $23 thousand compared to the three months ended March 31, 2017.

Non-interest Expense

Non-interest expense was $4.7 million during the first quarter of 2018, up from $4.5 million in the first quarter of 2017, an increase of $202 thousand or 4.5%. The increase was primarily in salaries and employee benefits, data processing, occupancy and equipment expense, and legal fees of $123 thousand, $29 thousand, $129 thousand and $55 thousand, respectively. The increases were partially offset by decreases in professional fees and FDIC premiums and related expenses of $239 thousand and $75 thousand, respectively. The increase in salaries and employee benefits costs is associated with health insurance premium increases, annual increases and executive stock awards expenses. The increase in occupancy and equipment expense is related to the relocation of the corporate offices located in Englewood Cliffs. The decrease in professional fees is mainly attributable to non-recurring consulting fees related to enhancing the Company’s risk management structure in the prior year.

Income Tax Expense

The income tax provision decreased $162 thousand to $435 thousand for the three months ended March 31, 2018 from $597 thousand for the quarter ended March 31, 2017. The decrease in income tax provision expense was due to the Tax Act which reduced the corporate tax rate to 21% from 34% starting on January 1, 2018. The effective tax rate for the three months ended March 31, 2018 was 24.45% compared to 35.99% for the corresponding period in 2017.

FINANCIAL CONDITION

Total consolidated assets decreased by $29.9 million, or 3.37%, from $887.4 million at December 31, 2017 to $857.5 million at March 31, 2018.  Loans receivable, or “total loans,” increased from $721.2 million at December 31, 2017 to $723.8 million at March 31, 2018, an increase of $2.6 million, or 0.36%.  Total cash and cash equivalents decreased from $92.6 million at December 31, 2017 to $61.1 million at March 31, 2018, a decrease of $31.5 million. The change in cash is mainly due to a decrease in deposit account balances. Total deposits declined by $29.3 million to $759.0 million at March 31, 2018, from $788.3 million at December 31, 2017 mainly due to outflows of government and municipal deposits attributable to the cyclical nature of real estate tax collections and payments, which may have been compounded this quarter due to the timing of the Tax Act and its impact on payments of local municipal taxes. Borrowed funds decreased to $11.7 million at March 31, 2018 from $13.4 million at December 31, 2017.

Loans

Our loan portfolio is the primary component of our assets, which consists of commercial real estate, commercial & industrial, residential mortgages, consumer and home equity loans. Net loans, which exclude net deferred fees and costs and the allowance for loan losses, reached $714.9 million at March 31, 2018, an increase from $712.1 million at December 31 2017. Historically, we offered residential mortgage loans. Due to regulatory and compliance burdens associated with these loans, we no longer offer residential mortgage loans. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods, offset by commercial loan growth. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We have a concentration of commercial loans collateralized by real estate. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

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

We attempt to manage overall credit risk through loan diversification and our loan underwriting and approval procedures.  Due diligence begins at the time we begin to discuss the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, their liquidity, materials establishing the value of the collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  Loans made are also subject to periodic audit and review.

As of March 31, 2018 the Bank had non-accrual loans of $16.8 million, compared to non-accrual loans totaling $18.4 million at year end 2017. The reduction in non-accrual loans was mainly due to a sale of three non-performing loans in the first quarter of 2018. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three months ended March 31, 2018, the gross interest income that would have been recorded in such periods would have been approximately $104 thousand.

Within its nonaccrual loans at March 31, 2018, the Bank had seven residential mortgage loans and eight home equity loans that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions.    At March 31, 2018, nonaccrual TDR loans had an outstanding balance of $8.9 million and had no specific reserves associated with them. At March 31, 2018, the Bank had accruing loans which met the definition of a TDR totaling $1.3 million.

Investment Securities

At March 31, 2018, total securities were $58.2 million, of which $52.1 million were classified as Available for Sale and $6.1 million we classified as Held to Maturity. The company has no securities classified as trading.

Deposits

Deposits remain our primary source of funds.  Total deposits decreased to $759.0 million at March 31, 2018 from $788.3 million at December 31, 2017, a decrease of $29.3 million, or 3.72%. Certificates of deposit increased by $3.7 million. Savings and interest bearing demand deposits decreased by $36.3 million for the first three months of 2018. Noninterest bearing demand deposit accounts increased by $3.2 million during the first three months of 2018. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. The decline in deposits is substantially due to outflows of government and municipal deposits attributable to the cyclical nature of real estate tax collections and payments, which may have been compounded this quarter due to the timing of the Tax Act and its impact on payments of local municipal taxes. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At March 31, 2018 and December 31, 2017, the Bank had outstanding borrowings of $11.7 million and $13.4 million, respectively, with the FHLBNY.

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

As of March 31, 2018, the Company had a $5 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at March 31, 2018.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At March 31, 2018, the Bank had $11.7 million of borrowed funds and a $40 million letter of credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $60.0 million as of March 31, 2018.

Our total deposits equaled $759.0 million and $788.3 million, respectively, at March 31, 2018 and December 31, 2017. Cash and cash equivalents decreased from $92.6 million on December 31, 2017 to $61.1 million at March 31, 2018.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipate, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. At March 31, 2018, we were within the target gap range established by ALCO for all terms.

Cumulative Rate Sensitive Balance Sheet

March 31, 2018

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities	$6,058	$16,021	$23,990	$45,289	$12,948	$58,237

Loans	87,549	100,992	151,180	461,051	262,738	723,789

Federal Funds sold and Interest-Bearing Deposits in Banks	59,554	59,554	59,554	59,554	—	59,554
Other Assets	—	—	—	—	15,879	15,879

TOTAL ASSETS	$153,161	$176,567	$234,724	$565,894	$291,565	$857,459

Transaction / Demand Accounts	$32,982	$32,982	$32,982	$32,982	$—	$32,982
Money Market	140,473	140,473	140,473	140,473	—	140,473
Savings Deposits	97,838	97,838	97,838	97,838	—	97,838
Time Deposits	31,083	49,047	144,650	350,765	—	350,765

Borrowed Funds	—	—	—	11,713	—	11,713
Other Liabilities	—	—	—	—	139,103	139,103
Equity	—	—	—	—	84,585	84,585

TOTAL LIABILITIES AND EQUITY	$302,376	$320,340	$415,943	$633,771	$223,688	$857,459

Dollar Gap	$(149,215)	$(143,773)	$(181,219)	$(67,877)
Gap / Total Assets	(17.40)%	(16.77)%	(21.13)%	(7.92)%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	50.65%	55.12%	56.43%	89.29%

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

We continually evaluate interest rate risk management opportunities.  During the first quarter of 2018, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at March 31, 2018.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

March 31, 2018

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2018	2019	2020	2021	2022	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.56%	$133,407	$67,136	$43,037	$70,716	$109,273	$300,220	$723,789	$690,808
Securities	1.70%	23,990	10,360	10,939	—	—	12,948	58,237	58,237

Fed Funds Sold	1.61%	452	—	—	—	—	—	452	452

Interest-earning cash and time deposits	1.54%	59,102	—	—	—	—	—	59,102	59,102

Interest Rate Sensitive Liabilities:

Interest bearing demand deposits and money market accounts	0.37%	173,455	—	—	—	—	—	173,455	173,435

Savings deposits	0.92%	97,838	—	—	—	—	—	97,838	97,838

Time deposits	1.76%	103,213	84,178	39,126	44,071	75,904	4,273	350,765	356,030

Borrowed Funds	1.61%	$—	$9,125	$—	$2,588	$—	$—	$11,713	$11,611

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

ITEM 3. Quantitative and Qualitative Disclosures about Market/Interest Risk

Interest rate risk management is our primary market risk. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of March 31, 2018, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2018, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp of New Jersey, Inc.

Date: May 10, 2018	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)