Form 10-Q
period 2018-06-30
Bancorp of New Jersey, Inc.
filed 2018-08-09
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 1, 2018 there were 7,295,466 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$4,688	$1,627
Interest bearing deposits	55,257	90,540
Federal funds sold	453	452
Total cash and cash equivalents	60,398	92,619
Interest bearing time deposits	1,000	1,000
Securities available for sale	51,433	53,234
Securities held to maturity (fair value $5,852 and $6,058 at June 30, 2018 and December 31, 2017, respectively)	5,852	6,058
Restricted investment in bank stock, at cost	2,265	1,380
Loans receivable	741,053	721,191
Deferred loan fees and costs, net	(878)	(798)
Allowance for loan losses	(8,188)	(8,317)
Net loans	731,987	712,076
Premises and equipment, net	13,463	13,725
Accrued interest receivable	2,676	2,695
Other real estate owned	—	415
Other assets	4,407	4,205
Total assets	$873,481	$887,407
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$152,154	$133,661
Savings and interest bearing transaction accounts	250,185	307,583
Time deposits $250 and under	231,181	231,224
Time deposits over $250	121,488	115,825
Total deposits	755,008	788,293
Borrowed funds	30,034	13,385
Accrued expenses and other liabilities	2,576	2,420
Total liabilities	787,618	804,098
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 7,295,492 at June 30, 2018 and 6,932,690 at December 31, 2017	76,574	70,182
Retained earnings	9,866	13,482
Accumulated other comprehensive loss	(577)	(355)
Total stockholders’ equity	85,863	83,309
Total liabilities and stockholders’ equity	$873,481	$887,407

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended June 30,
	2018	2017
INTEREST INCOME
Loans, including fees	$8,179	$7,684
Securities	233	189
Federal funds sold and other	261	290
TOTAL INTEREST INCOME	8,673	8,163

INTEREST EXPENSE
Savings and interest bearing transaction accounts	464	442
Time deposits	1,609	1,435
Borrowed funds	123	73
TOTAL INTEREST EXPENSE	2,196	1,950

NET INTEREST INCOME	6,477	6,213
Provision for loan losses	325	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,152	6,213
NON-INTEREST INCOME
Fees and service charges	110	112
TOTAL NON-INTEREST INCOME	110	112

NON-INTEREST EXPENSE
Salaries and employee benefits	2,372	2,256
Occupancy and equipment expense	828	682
FDIC premiums and related expenses	148	208
Legal fees	219	57
Other real estate owned expenses	2	9
Professional fees	245	246
Data processing	205	332
Other expenses	692	516
TOTAL NON-INTEREST EXPENSE	4,711	4,306
Income before provision for income taxes	1,551	2,019
Income tax expense	361	730
Net income	$1,190	$1,289

PER SHARE OF COMMON STOCK
Basic	$0.16	$0.19
Diluted	$0.16	$0.19

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Six Months Ended June 30,
	2018	2017
INTEREST INCOME
Loans, including fees	$16,327	$15,069
Securities	469	389
Federal funds sold and other	568	480
TOTAL INTEREST INCOME	17,364	15,938

INTEREST EXPENSE
Savings and interest bearing transaction accounts	881	880
Time deposits	3,123	2,643
Borrowed funds	172	160
TOTAL INTEREST EXPENSE	4,176	3,683

NET INTEREST INCOME	13,188	12,255
Provision for loan losses	650	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,538	12,255
NON-INTEREST INCOME
Fees and service charges	205	230
TOTAL NON-INTEREST INCOME	205	230

NON-INTEREST EXPENSE
Salaries and employee benefits	4,787	4,548
Occupancy and equipment expense	1,695	1,420
FDIC premiums and related expenses	306	441
Legal fees	357	140
Other real estate owned expenses	9	11
Professional fees	493	733
Data processing	538	636
Other expenses	1,229	878
TOTAL NON-INTEREST EXPENSE	9,414	8,807
Income before provision for income taxes	3,329	3,678
Income tax expense	796	1,327
Net income	$2,533	$2,351

PER SHARE OF COMMON STOCK
Basic	$0.35	$0.35
Diluted	$0.35	$0.35

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,
	2018	2017
Net income	$1,190	$1,289
Other comprehensive income:
Unrealized gains on securities available for sale, net of deferred income tax expense of $2 and $24, respectively	4	39
Comprehensive income	$1,194	$1,328

	For the Six Months Ended June 30,
	2018	2017

Net income	$2,533	$2,351
Other comprehensive income
Unrealized (losses) gains on securities available for sale, net of deferred income tax (benefit) expense of $(86) and $68, respectively	(222)	106
Comprehensive income	$2,311	$2,457

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2017	61,524	15,813	(193)	77,144
Exercise of stock options	523	—	—	523
Stock based compensation	170	—	—	170
5% Stock dividend (319,294 shares)	5,270	(5,270)	—	—
Net income	—	2,351	—	2,351
Other comprehensive income, net of taxes	—	—	106	106
Balance at June 30, 2017	$67,487	$12,894	$(87)	$80,294

Balance at January 1, 2018	70,182	13,482	(355)	83,309
Exercise of stock options	7	—	—	7
Stock based compensation	236	—	—	236
5% Stock dividend (347,214 shares)	6,149	(6,149)	—	—
Net income	—	2,533	—	2,533
Other comprehensive loss, net of taxes	—	—	(222)	(222)
Balance at June 30, 2018	$76,574	$9,866	$(577)	$85,863

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,533	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	—
Amortization of securities premiums	90	96
Deferred income taxes	(89)	(98)
Depreciation	420	327
Stock based compensation	236	170
Accretion of net loan origination fees and costs	80	133
Gain on sale of other real estate owned	—	(18)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	19	72
(Increase) decrease in other assets	(27)	193
Increase in accrued interest payable and other liabilities	157	16
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,069	3,242

Cash flows from investing activities:
Purchases of securities held to maturity	(5,852)	(8,501)
Proceeds from maturities of securities held to maturity	6,058	8,768
Proceeds from calls, maturities and other principal payments of securities available for sale	1,402	12,000
Purchase of restricted investment in bank stock	(1,036)	(56)
Proceeds from calls of restricted investment of bank stock	151	374
Proceeds from sale of other real estate owned	415	176
Net increase in loans	(20,641)	(15,756)
Purchases of premises and equipment	(158)	(566)
NET CASH USED IN INVESTING ACTIVITIES	(19,661)	(3,561)

Cash flows from financing activities:
Net (decrease) increase in deposits	(33,285)	48,568
Net increase (decrease) in borrowed funds	16,649	(8,299)
Proceeds from exercise of stock options	7	524
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,629)	40,793
(Decrease) increase in cash and cash equivalents	(32,221)	40,474
Cash and cash equivalents at beginning of year	92,619	76,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,398	$117,450
Supplemental information:
Cash paid during the year for:
Interest	$4,063	$3,780
Income taxes	$349	$1,003

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2018, and the date these consolidated financial statements were issued.

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

Note 2.  Benefit Plans and Stock-Based Compensation

Stock option and restricted share information, and the related activity, for the periods presented have been adjusted for 5% stock dividends declared on June 28, 2018 and June 26, 2017, respectively.

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Plan”).  At the time of the holding company reorganization, the 2006 Plan was assumed by the Company.  The 2006 Plan allows the Company to grant Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NQO”) to directors and employees of the Company to purchase up to 264,582 shares of the Company’s common stock.  At June 30, 2018, stock options to purchase 229,774 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Plan, of which options to purchase 51,280 shares were outstanding. There are no options available for grants under the 2006 Plan as the plan has expired.

During 2016, the Company granted 70,518 NQOs to employees of the Company. The fair value of the NQOs granted was $2.50 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQOs granted vest each on February 1, 2017, February 1, 2018 and February 1, 2019.

There were 17,341 unvested options at June 30, 2018 and 39,006 unvested options at June 30, 2017. At June 30, 2018 there was $26 thousand of unrecognized compensation expense related to unvested options. For the three and six months ended June 30, 2018, $11 thousand and $21 thousand, respectively, were recorded as expense for options that have been issued through the 2006 Plan. For the three and six months ended June 30, 2017, $14 thousand and $34 thousand, respectively, were recorded as expense for options that have been issued through the 2006 Plan.

During the six months ended June 30, 2018 to purchase 617 shares of common stock at a price of $10.13 per share were exercised for a total price of $7 thousand. During the six months ended June 30, 2017 options to purchase 16,538 and 595 shares of common stock at prices of $10.43 and $10.13 per share respectively, were exercised for a total price of $179 thousand.

A summary of stock option activity under the 2006 Plan during the three months ended June 30, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2017	95,322	$10.23
Forfeited	(2,459)	10.13
Exercised	(17,132)	10.42
Outstanding at June 30, 2017	75,731	$10.20	$375,770	7.16

Exercisable at June 30, 2017	36,264	$10.27	$178,509	5.12

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2018	53,816	$10.13
Forfeited	(1,919)	10.13
Exercised	(617)	10.13
Outstanding at June 30, 2018	51,280	$10.13	$303,406	8.06

Exercisable at June 30, 2018	33,939	$10.13	$200,807	8.06

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s stock.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 529,200 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At June 30, 2018, stock options to purchase 424,830 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan. No options to purchase shares were outstanding at June 30, 2018. There are no options available for grants under the 2007 Director Plan as the plan has expired.

There were no unvested options and no unrecognized compensation expense at June 30, 2018 and 2017. In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three or six months ended June 30, 2018 and 2017.

A summary of stock option activity under the 2007 Director Plan during the three months ended June 30, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at January 1, 2017	341,775	$10.43
Excercised	(33,075)	10.43
Outstanding at June 30, 2017	308,700	$10.43	$1,470,000	0.31

Exercisable at June 30, 2017	308,700	$10.43	$1,470,000	0.31

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at January 1, 2018	—	$—
Outstanding at June 30, 2018	—	$—	$—	—

Exercisable at June 30, 2018	—	$—	$—	—

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 275,625 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At June 30, 2018, there were 180,120 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan.

The folowing is a summary of the non-vested restricted stock awards granted under the 2011 plan:

	2017
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2017	30,870	$11.79
Granted	33,075	13.60
Forfeited	(4,410)	11.79
Vested	(14,333)	11.79
Outstanding at June 30, 2017	45,202	$13.11

	2018
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2018	34,178	$12.96
Granted	15,750	16.70
Vested	(15,278)	12.80
Outstanding at June 30, 2018	34,650	$14.73

Approximately $399 thousand remains to be expensed over the next twenty months related to the unvested restricted stock as of June 30, 2018. For the three months ended June 30, 2018 and 2017, $64 thousand and $76 thousand, respectively, were recorded as compensation expenses for restricted stock that had been issued through the 2011 Plan.

During 2016, the Company granted 33,075 NQOs to an executive of the Company.  The fair value of the NQOs granted was $2.65 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.137%, risk free interest rate of 1.87%, expected volatility of 27.0% and expected lives of 10 years. One third of the NQOs granted vested immediately, with the remaining NQOs vesting over a two year period.

In July 2017, the Company granted 15,435 NQOs to employees of the Company.  The fair value of the NQOs granted was $6.62 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 0.00%, risk free interest rate of 2.31%, expected volatility of 26.81% and expected lives of 10 years.   One third of the NQOs granted vest each on February 1, 2018, February 1, 2019 and February 1, 2020.

There were 9,870 unvested options at June 30, 2018 and 11,025 unvested options at June 30, 2017. At June 30, 2018 there was $52 thousand of unrecognized compensation expense related to unvested options. For the three and six months ended June 30, 2018, $10 thousand and $28 thousand, respectively, were recorded as expense for options that have been issued through the 2011 Plan. For the three and six months ended June 30, 2017, $7 thousand and $15 thousand, respectively, were recorded as expense for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the six months ended June 30, 2018 and 2017.

A summary of stock option activity under the 2011 Plan during the three months ended June 30, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2017	33,075	$10.19
Outstanding at June 30, 2017	33,075	$10.19	$165,375	8.81

Exercisable at June 30, 2017	22,050	$10.19	$110,250	8.81

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2018	48,510	$12.11
Forfeited	(420)	16.24
Outstanding at June 30, 2018	48,090	$12.08	$190,980	8.21

Exercisable at June 30, 2018	38,220	$11.00	$192,836	7.98

(1)

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits.  The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $55 thousand and $47 thousand during the three months ended June 30, 2018 and 2017, respectively and approximately $116 thousand and $107 thousand during the six months ended June 30, 2018 and 2017, respectively.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2018	2017
Net income available to common stockholders	$1,190	$1,289
Weighted average number of common shares outstanding - basic	7,296	6,696
Basic earnings per share	$0.16	$0.19

Net income available to common stockholders	$1,190	$1,289
Weighted average number of common shares outstanding	7,296	6,696
Effect of dilutive options	20	67
Weighted average number of common shares outstanding- diluted	7,316	6,763
Diluted earnings per share	$0.16	$0.19

NQOs to purchase 100,605 shares of common stock at a weighted average price of $11.09 were included in the computation of diluted earnings per share for the three months ended June 30, 2018.

ISOs to purchase 15,750 shares of common stock at a price of $10.95 and non-qualified options to purchase 349,934 shares of common stock at a weighted average price of $10.88 were included in the computation of diluted earnings per share for the three months ended June 30, 2017.

The following table shows earnings per share for the six months periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2018	2017
Net income available to common stockholders	$2,533	$2,351
Weighted average number of common shares outstanding - basic	7,293	6,672
Basic earnings per share	$0.35	$0.35

Net income available to common stockholders	$2,533	$2,351
Weighted average number of common shares outstanding	7,293	6,672
Effect of dilutive options	20	57
Weighted average number of common shares and common share equivalents- diluted	7,313	6,729
Diluted earnings per share	$0.35	$0.35

NQOs to purchase 100,605 shares of common stock at a weighted average price of $11.09 were included in the computation of diluted earnings per share for the six months ended June 30, 2018.

ISOs to purchase 15,750 shares of common stock at a weighted average price of $10.95 and non-qualified options to purchase 349,934 shares of common stock at a weighted average price of $10.88 were included in the computation of diluted earnings per share for the six months ended June 30, 2017.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at June 30, 2018 and December 31, 2017 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,852	$—	$—	$5,852
Total securities held to maturity	5,852	—	—	5,852

Securities Available for Sale:
U.S. Treasury securities	6,229	—	(175)	6,054
Government sponsored enterprise obligations
Agency backed	33,444	—	(278)	33,166
Mortgage backed	12,559	—	(346)	12,213
Total securities available for sale	52,232	—	(799)	51,433

	$58,084	$—	$(799)	$57,285

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$6,058	$—	$—	$6,058
Total securities held to maturity	6,058	—	—	6,058

Securities Available for Sale:
U.S. Treasury securities	6,286	—	(124)	6,162
Government sponsored enterprise obligations
Agency backed	33,453	—	(218)	33,235
Mortgage backed	13,986	—	(149)	13,837
Total securities available for sale	53,725	—	(491)	53,234

	$59,783	$—	$(491)	$59,292

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,054	(175)	6,054	(175)
Government sponsored enterprise obligations	21,979	(503)	23,400	(121)	45,379	(624)
Total securities available for sale	21,979	(503)	29,454	(296)	51,433	(799)

Total securities	$21,979	$(503)	$29,454	$(296)	$51,433	$(799)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,162	(124)	6,162	(124)
Government sponsored enterprise obligations	23,691	(201)	23,381	(166)	47,072	(367)
Total securities available for sale	23,691	(201)	29,543	(290)	53,234	(491)

Total securities	$23,691	$(201)	$29,543	$(290)	$53,234	$(491)

The amortized cost and fair value of securities held to maturity and securities available for sale at June 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay their obligations. (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,852	$5,852	$22,021	$21,920
After one to five years	—	—	17,652	17,300
Greater than five years	—	—	12,559	12,213
Total	$5,852	$5,852	$52,232	$51,433

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

When OTTI for debt securities occurs, the amount of OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI would be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at statement of financial condition date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, OTTI would be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors would be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less OTTI recognized in earnings would become the new amortized cost basis of the investment.

At June 30, 2018, the Company’s securities available for sale portfolio consisted of fourteen securities, of which nine were in an unrealized loss position for more than twelve months, and five were in a loss position for less than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2018. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities available for sale with an amortized cost of $11.1 milion and a fair value of $10.9 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of June 30, 2018. Securities with an amortized cost of $20.2 million and a fair value of $20 million, were pledged to secure public funds on deposit at December 31, 2017. In addition, securities with an amortized cost of $11.1 million and a fair value of $11 million were pledged to secure borrowings with FHLBNY as of December 31, 2017.

During the three and six months ended June 31, 2018 and 2017, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans.

The components of the loan portfolio, which are categorized by collateral code, at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Commercial real estate	$610,388	$573,941
Residential mortgages	59,715	66,497
Commercial and industrial	25,541	27,237
Home equity	45,110	53,199
Consumer	299	317
	$741,053	$721,191

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
June 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,955	$332	$608	$627	$32	$557	$8,111
Charge-offs	—	—	(24)	(228)	—	—	(252)
Recoveries	—	—	2	—	2	—	4
Provision	315	(22)	12	158	(6)	(132)	325
Ending balance	$6,270	$310	$598	$557	$28	$425	$8,188
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,270	$310	$598	$557	$28	$425	$8,188

Loan receivables:
Ending balance	$610,388	$59,715	$25,541	$45,110	$299	$—	$741,053
Ending balance: individually evaluated for impairment	$11,148	$7,821	$2,064	$1,952	$—	$—	$22,985
Ending balance: collectively evaluated for impairment	$599,240	$51,894	$23,477	$43,158	$299	$—	$718,068

	Commercial	Residential	Commercial
June 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,857	$468	$702	$435	$5	$774	$8,241
Charge-offs	—	—	—	(153)	(96)	—	(249)
Recoveries	—	—	—	—	1	—	1
Provision	(402)	(87)	(103)	61	93	438	—
Ending balance	$5,455	$381	$599	$343	$3	$1,212	$7,993

December 31, 2017
Allowance for loan losses:
Ending balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,867	$372	$575	$403	$50	$1,050	$8,317

Loan receivables:
Ending balance	$573,941	$66,497	$27,237	$53,199	$317	$—	$721,191
Ending balance: individually evaluated for impairment	$11,554	$8,966	$2,957	$3,214	$—	$—	$26,691
Ending balance: collectively evaluated for impairment	$562,387	$57,531	$24,280	$49,985	$317	$—	$694,500

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the six months ended:

	Commercial	Residential	Commercial
June 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	—	—	(49)	(738)	—	—	(787)
Recoveries	—	—	4	—	4	—	8
Provisions	403	(62)	68	892	(26)	(625)	650
Ending balance	$6,270	$310	$598	$557	$28	$425	$8,188

	Commercial	Residential	Commercial
June 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(47)	—	(153)	(96)	—	(296)
Recoveries	—	1	—	—	1	—	2
Provisions	(470)	(127)	(210)	71	92	644	—
Ending balance	$5,455	$381	$599	$343	$3	$1,212	$7,993

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017, (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
June 30, 2018	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$615	$76	$1,312	$2,003	$608,385	$610,388	$2,957
Residential mortgages	2,194	—	2,575	4,769	54,946	59,715	7,821
Commercial and industrial	—	8	2,064	2,072	23,469	25,541	2,064
Home equity	40	160	1,680	1,880	43,230	45,110	1,903
Consumer	56	—	—	56	243	299	—
	$2,905	$244	$7,631	$10,780	$730,273	$741,053	$14,745

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
December 31, 2017	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$209	$—	$3,343	$3,552	$570,389	$573,941	$3,344
Residential mortgages	4,527	974	2,026	7,527	58,970	66,497	9,052
Commercial and industrial	—	25	2,957	2,982	24,255	27,237	2,957
Home equity	3,265	1,230	1,022	5,517	47,682	53,199	3,073
Consumer	—	—	—	—	317	317	—
	$8,001	$2,229	$9,348	$19,578	$701,613	$721,191	$18,426

At June 30, 2018 and December 31, 2017, the Company had no loans greater than ninety days delinquent and accruing interest.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month periods ended June 30, 2018 and 2017, the gross interest income would have been $109 thousand and $118 thousand, respectively. If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the six month period ended June 30, 2018 and 2017, the gross interest income would have been $204 thousand and $283 thousand, respectively. There was no interest income recognized on these loans during the three and six months ended June 30, 2018 and 2017.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2018 and December 31, 2017 (in thousands):

	Commercial	Residential	Commercial
June 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$599,240	$50,803	$23,248	$43,158	$299	$716,748
Special Mention	—	1,091	229	—	—	1,320
Substandard	11,148	7,821	2,064	1,952	—	22,985
Doubtful	—	—	—	—	—	—
	$610,388	$59,715	$25,541	$45,110	$299	$741,053

	Commercial	Residential	Commercial
December 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$562,387	$56,407	$24,051	$49,985	$317	$693,147
Special Mention	—	1,124	229	—	—	1,353
Substandard	11,554	8,966	2,957	3,214	—	26,691
Doubtful	—	—	—	—	—	—
	$573,941	$66,497	$27,237	$53,199	$317	$721,191

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at June 30, 2018 and December 31, 2017 (in thousands):

		Unpaid
	Recorded	Principal	Related
June 30, 2018	Investment	Balance	Allowance
Commercial real estate	$11,148	$11,160	$—
Residential mortgages	7,821	9,566	—
Commercial and industrial	2,064	2,188	—
Home equity	1,952	2,555	—
Total impaired loans	$22,985	$25,469	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2017	Investment	Balance	Allowance
Commercial real estate	$11,554	$11,578	$—
Residential mortgages	8,966	10,287	—
Commercial and industrial	2,957	3,057	—
Home equity	3,214	3,509	—
Total impaired loans	$26,691	$28,431	$—

The following tables provide information about the Company’s impaired loans for the three and six months ended june 30, 2018 and 2017  (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$11,167	$—	$9,901	$—
Residential mortgages	8,356	—	5,343	—
Commercial and industrial	2,511	—	3,197	—
Home equity	2,053	—	7,485	—
Total impaired loans	$24,087	$—	$25,926	$—

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$11,296	$—	$9,906	$—
Residential mortgages	8,588	—	5,422	—
Commercial	2,660	—	3,217	—
Home equity	2,411	—	7,555	—
Total impaired loans	$24,955	$—	$26,100	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of June 30, 2018 and December 31, 2017 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
June 30, 2018	Status	Loans	Status	Loans	Total
Residential mortgages	$940	4	$5,637	10	$6,577
Home equity	—	—	1,333	5	1,333
	$940	4	$6,970	15	$7,910

	Accrual	Number of	Nonaccrual	Number of
December 31, 2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	637	3	7,446	10	8,083
Home equity	—	—	2,959	8	2,959
	$637	3	$10,743	19	$11,380

For the six months ended June 30, 2018 there were two new TDRs that occurred. For the six months ended June 30, 2017 there was one new TDR that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2018	Loans	Investments	Investments
Residential mortgages	2	$989	$989
	2	$989	$989

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	1	$2,984	$2,984
	1	$2,984	$2,984

During the three and six months ended June 30, 2018, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the six months ended June 30, 2018, the Company had no foreclosed residential real estate properties. In addition, as of June 30, 2018, the Company had loans with a carrying value of $3.9 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2018, the Company had $3.0 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2018 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at June 30, 2018 and December 31, 2017, is as follows (in thousands):

	2018
			Original
June 30, 2018	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Amortizing Note	1,115	1.50%	5	June 2019
Fixed Rate Amortizing Note	1,801	1.51%	5	July 2019
Fixed Rate Amortizing Note	1,800	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,409	2.02%	7	August 2021
Fixed Rate Amortizing Note	2,909	1.48%	5	October 2019
	$30,034	2.49%

	2017
			Original
December 31, 2017	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	1,624	1.50%	5	June 2019
Fixed Rate Amortizing Note	2,563	1.51%	5	July 2019
Fixed Rate Amortizing Note	2,511	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,766	2.02%	7	August 2021
Fixed Rate Amortizing Note	3,921	1.48%	5	October 2019
	$13,385	1.61%

In addition to the advances listed above, the Bank had municipal letters of credit issued by FHLBNY in the amount of $40 million at both June 30, 2018 and December 31, 2017.

At June 30, 2018 and December 31, 2017, loans with a carrying value of approximately $204.3 million and $149.3 million and securities with a fair value of $10.9 million and $11.0 million, respectively, were pledged to secure advances and municipal letters of credit from the FHLBNY.

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There were no outstanding borrowings on any of the lines of credit at June 30, 2018 and December 31, 2017.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2018, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	June 30, 2018	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	10.86%	4.50%	6.375%	6.50%
Tier 1 Capital Ratio	10.86%	6.00%	7.875%	8.00%
Total Capital Ratio	11.93%	8.00%	9.875%	10.00%
Leverage Ratio	9.86%	4.00%	N/A	5.00%

Under a policy of the Federal Reserve applicable to holding companies with less than $1 billion in assets, the Company is not subject to capital requirements on a consolidated basis.

Note 9. Fair Value Measurements

US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	June 30,	for Identical	Observable	Significant
Description	2018	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,054	$—	$6,054	$—
Government sponsored enterprise obligations:
Agency backed	33,166	—	33,166	—
Mortgage backed	12,213	—	12,213	—
Total securities available for sale	$51,433	$—	$51,433	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,162	$—	$6,162	$—
Government sponsored enterprise obligations:
Agency backed	33,235	—	33,235	—
Mortgage backed	13,837	—	13,837	—
Total securities available for sale	$53,234	$—	$53,234	$—

There were no financial assets measured at fair value on a nonreccuring basis at June 30, 2018. There were no transfers between Levels 1, 2 or 3 for the three and six month periods ended June 30, 2018 and 2017. For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at  December 31, 2017 are as follows (in thousands):

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2018 and December 31, 2017 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	June 30, 2018		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$60,398	$60,398	$60,398	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	51,433	51,433	—	51,433	—
Securities held to maturity	5,852	5,852	—	5,852	—
Restricted investment in bank stock	2,265	2,265	—	2,265	—
Loans receivable, net	731,987	697,177	—	—	697,177
Accrued interest receivable	2,676	2,676	—	2,676	—
Financial liabilities:
Deposits	755,008	759,535	—	759,535	—
Borrowed funds	30,034	29,927	—	29,927	—
Accrued interest payable	765	765	—	765	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$92,619	$92,619	$92,619	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	53,234	53,234	—	53,234	—
Securities held to maturity	6,058	6,058	—	6,058	—
Restricted investment in bank stock	1,380	1,380	—	1,380	—
Loans receivable, net	712,076	703,901	—	—	703,901
Accrued interest receivable	2,695	2,695	—	2,695	—
Financial liabilities:
Deposits	788,293	793,879	—	793,879	—
Borrowed funds	13,385	13,307	—	13,307	—
Accrued interest payable	651	651	—	651	—

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

Loans Receivable, Net

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

Limitation

The preceding fair value estimates were made at June 30, 2018 and December 31, 2017 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at June 30, 2018 and December 31, 2017, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017.

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

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements.

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

You should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of Bancorp of New Jersey, Inc. and its subsidiaries and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document.  These factors include, but are not limited to, the items set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as updated by our subsequent filings with the Securities and Exchange Commission, as well as the following:

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

Results of Operations

Three and Six Months Ended June 30, 2018 compared to Three and Six Months Ended June 30, 2017

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

Net Income

Net income for the second quarter of 2018 was $1.19 million compared to net income of $1.29 million for the second quarter of 2017, a decrease of $100 thousand or 7.7%. The decrease in net income for the three month period ended June 30, 2018 compared to the same period in 2017 was primarily due to an increase in non-interest expenses and a $325 thousand  provision for loan losses recognized by the Company in the second quarter of 2018, while no provision was recognized for the same period in 2017, offset by an increase in net interest income due to loan growth and a decrease in tax expense related to a lower federal corporate tax rate in 2018 provided by the Tax Cuts and Jobs Act (the “Tax Act”) signed in to law on December 22, 2017.

Net income for the six months ended June 30, 2018 was $2.53 million or $0.35 per diluted share, compared to $2.35 million or $0.35 per diluted share, for the six months ended June 30, 2017, an increase of approximately $180 thousand or 7.7%. The rise in net income for the six months ended June 30, 2018 was driven by an increase in net interest income and a decrease in tax expense related to a lower federal corporate tax rate in 2018 provided by the Tax Act, offset by an increase in the provision for loans losses and total non-interest expenses.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three month period ended June 30, 2018, net interest income increased by $264 thousand or 4.2% versus the same period last year. Interest income increased by $510 thousand or 6.3% for the three months ended June 30, 2018 as compared to the corresponding period last year. This increase in interest income was primarily due to loan growth and higher interest received on cash and investment balances due to rising interest rates. Average yield on total loans for the three months ended June 30, 2018 was 4.47% compared to 4.54% for the three months ended June 30, 2017. Average total loans were $733 million compared to $679 million for the quarters ended June 30, 2018 and 2017, respectively. Total interest expense increased by $246 thousand in the second quarter of 2018 to $2.2 million compared to $1.95 million in the prior year. The increase in interest expense was due to an increase in borrowed funds and higher interest rates as market rates continue to increase in our market area. We continue to face significant competition for deposits. During the second quarter of 2018 average certificates of deposit increased to $353.2 million from $349.0 million in the comparable quarter of 2017. Yield on certificates of deposit increased to 1.83% in the current quarter from 1.65% in the corresponding quarter. Average other interest bearing deposits decreased to $273.2 million in the current quarter from $293.9 million in the second quarter of 2017. Average borrowed funds increased to $21.7 million in the current quarter from $18.9 million in the same quarter last year.

During the six months ended June 30, 2018, net interest income increased by $932 thousand or 7.6% compared to the six months ended June 30, 2017. Increases in interest income from loans, securities and federal funds sold and other of $1.4 million, was partially offset by increases in interest expense from interest bearing deposits and borrowed funds of $494 thousand. The Company’s average rate paid on interest bearing liabilities increased slightly to 1.28% for the six months ended June 30, 2018, from 1.15% for the six months ended June 30, 2017.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$733,402	8,179	4.47%	$679,298	7,684	4.54%
Securities (1)	59,560	251	1.69	63,949	206	1.29
Federal Funds Sold	2,089	7	1.34	1,219	2	0.66
Interest-earning cash accounts	67,759	254	1.50	126,919	288	0.91
Total interest-earning Assets	862,810	8,691	4.04%	871,385	8,180	3.77%
Non-interest earning Assets	21,131			22,763
Allowance for Loan Losses	(8,095)			(8,200)
Total Assets	$875,846			$885,948
Interest-Bearing Liabilities:
Demand Deposits	$34,260	$16	0.19%	$35,316	$19	0.22%
Savings Deposits	97,367	291	1.20	115,031	267	0.93
Money Market Deposits	141,570	157	0.44	143,582	156	0.44
Time Deposits	353,223	1,609	1.83	349,008	1,435	1.65
Borrowed Funds	21,665	123	2.28	18,927	73	1.53
Total Interest Bearing Liabilities	648,085	2,196	1.36%	661,864	1,950	1.18%
Non-Interest Bearing Liabilities:
Demand Deposits	139,882			142,115
Other Liabilities	2,512			2,503
Total Non-Interest Bearing Liabilities	142,394			144,618
Stockholders’ Equity	85,367			79,466
Total Liabilities and Stockholders' Equity	$875,846			$885,948
Net Interest Income
(Tax Equivalent Basis)		$6,495			$6,230
Tax Equivalent Basis adjustment		(18)			(17)
Net Interest Income		$6,477			$6,213
Net Interest Rate Spread			2.68%			2.59%
Net Interest Margin			3.02%			2.87%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.33			1.32

(1)	Yield is calculated on a tax effective basis.

	For the Six Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$729,045	16,327	4.52%	$674,400	15,069	4.51%
Securities (1)	59,845	500	1.68	67,324	421	1.26
Federal Funds Sold	1,927	14	1.47	1,214	9	1.49
Interest-earning cash accounts	73,478	554	1.52	111,985	471	0.85
Total interest-earning Assets	864,295	17,395	4.06%	854,923	15,970	3.77%
Non-interest earning Assets	21,382			22,214
Allowance for Loan Losses	(8,144)			(8,242)
Total Assets	$877,533			$868,895
Interest-Bearing Liabilities:
Demand Deposits	$32,711	$30	0.18%	$32,157	$34	0.21%
Savings Deposits	100,579	527	1.06	115,812	534	0.93
Money Market Deposits	154,267	325	0.42	148,203	312	0.42
Time Deposits	351,247	3,122	1.79	329,962	2,643	1.62
Borrowed Funds	17,025	172	2.04	21,451	160	1.50
Total Interest Bearing Liabilities	655,829	4,176	1.28%	647,585	3,683	1.15%
Non-Interest Bearing Liabilities:
Demand Deposits	134,514			139,682
Other Liabilities	2,539			2,950
Total Non-Interest Bearing Liabilities	137,053			142,632
Stockholders’ Equity	84,651			78,678
Total Liabilities and Stockholders' Equity	$877,533			$868,895
Net Interest Income
(Tax Equivalent Basis)		$13,219			$12,287
Tax Equivalent Basis adjustment		(31)			(32)
Net Interest Income		$13,188			$12,255
Net Interest Rate Spread			2.78%			2.62%
Net Interest Margin			3.08%			2.90%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. Mainly due to the growth in loans, the Company recognized a provision for loan losses of $325 thousand for each of the two quarters of the year compared to no provision in the first two quarters of 2017. The allowance for loan losses to total loans was 1.10% as of the end of the second quarter of 2018.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities. For the three and six months ended June 30, 2018, non-interest income decreased by $2 thousand and $25 thousand compared to the three and six months ended June 30, 2017, an increase of $607 thousand or 6.9%.

Non-interest Expense

Non-interest expense was $4.7 million during the second quarter of 2018, up from $4.3 million in the second quarter of 2017, an increase of $405 thousand or 9.4%, while non-interest expense was $9.4 million for the six months ended June 30, 2018 compared to $8.8 million for the same period in 2017.

The increase was primarily in salaries and employee benefits, legal fees and occupancy and equipment expense, offset by decreases in professional fees, FDIC premiums and data processing.  The increase in salaries and employee benefits costs is associated with health insurance premium increases, annual increases and executive stock awards expenses. The increase in legal fees is mainly associated with the working out of non-performing loans. The increase in occupancy and equipment expense is related to the relocation of the corporate offices to a new location in Englewood Cliffs. The decrease in professional fees is mainly attributable to non-recurring consulting fees related to enhancing the Company’s risk management system in the prior year.

Income Tax Expense

The income tax provision decreased $369 thousand to $361 thousand for the three months ended June 30, 2018 from $730 thousand for the quarter ended June 30, 2017. For the six months ended June 30, 2018, income tax expense decreased to $796 thousand from $1.3 million in the corresponding period of 2017. The decrease in income tax provision expense was due to the Tax Act which reduced the federal corporate tax rate to 21% from 34% starting on January 1, 2018. The effective tax rate for the three and six months ended June 30, 2018 was 23.29% and 23.91%, respectively, compared to 36.17% and 36.09% for the corresponding periods in 2017.

FINANCIAL CONDITION

Total consolidated assets decreased by $13.9 million, or 1.57%, from $887.4 million at December 31, 2017 to $873.5 million at June 30, 2018.  Loans receivable, or “total loans,” increased from $721.2 million at December 31, 2017 to $741.1 million at June 30, 2018, an increase of $19.9 million, or 2.75%.  Total cash and cash equivalents decreased from $92.6 million at December 31, 2017 to $60.4 million at June 30, 2018, a decrease of $32.2 million. The change in cash is mainly due to a decrease in deposit account balances. Total deposits declined by $33.3 million to $755.0 million at June 30, 2018, from $788.3 million at December 31, 2017 mainly due to outflows of government and municipal deposits attributable to the cyclical nature of real estate tax collections and payments. Borrowed funds increased to $30.0 million at June 30, 2018 from $13.4 million at December 31, 2017, an increase of $16.6 million or 124.4% due to two $10 million advances taken during the second quarter of 2018.

Loans

Our loan portfolio is the primary component of our assets, which consists of commercial real estate, commercial & industrial, residential mortgages, consumer and home equity loans. Net loans, which exclude net deferred fees and costs and the allowance for loan losses, reached $732.0 million at June 30, 2018, an increase from $712.1 million at December 31 2017. Historically, we offered residential mortgage loans. Due to regulatory and compliance burdens associated with these loans, we no longer offer residential mortgage loans. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods, offset by commercial loan growth. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We have a concentration of commercial loans collateralized by real estate. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

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

As of June 30, 2018 the Bank had non-accrual loans of $14.7 million, compared to non-accrual loans totaling $18.4 million at year end 2017. The reduction in non-accrual loans was mainly due to management’s continued focus on working out non-performing loans. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six months ended June 30, 2018, the gross interest income that would have been recorded in such periods would have been approximately $108.7 thousand and $204.2 thousand, respectively.

Within its nonaccrual loans at June 30, 2018, the Bank had seven residential mortgage loans and eight home equity loans that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions. At June 30, 2018, nonaccrual TDR loans had an outstanding balance of $7.0 million and had no specific reserves associated with them. At June 30, 2018, the Bank had accruing loans which met the definition of a TDR totaling $940 thousand.

Investment Securities

At June 30, 2018, total securities were $57.3 million, of which $51.4 million were classified as Available for Sale and $5.9 million we classified as Held to Maturity. The company has no securities classified as trading.

Deposits

Deposits remain our primary source of funds.  Total deposits decreased to $755.0 million at June 30, 2018 from $788.3 million at December 31, 2017, a decrease of $33.3 million, or 4.22%. Certificates of deposit increased by $5.6 million. Savings and interest bearing demand deposits decreased by $57.4 million for the first six months of 2018. Noninterest bearing demand deposit accounts increased by $18.5 million during the first six months of 2018. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. The decline in deposits is substantially due to outflows of government and municipal deposits attributable to the cyclical nature of real estate tax collections and payments and the current competitive landscape of obtaining new deposits. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At June 30, 2018 and December 31, 2017, the Bank had outstanding borrowings of $30.0 million and $13.4 million, respectively, with the FHLBNY.

Liquidity

Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner.  Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition.  In addition, if warranted, we are able to access funds through established lines of credit and borrowings.

As of June 30, 2018, the Company had a $5 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at June 30, 2018.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At June 30, 2018, the Bank had $30.0 million of borrowed funds and a $40 million letter of credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $82.1 million as of June 30, 2018.

Our total deposits equaled $755.0 million and $788.3 million, respectively, at June 30, 2018 and December 31, 2017. Cash and cash equivalents decreased from $92.6 million on December 31, 2017 to $60.4 million at June 30, 2018.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipate, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. At June 30, 2018, we were within the target gap range established by ALCO for all terms.

Cumulative Rate Sensitive Balance Sheet

June 30, 2018

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities	$9,986	$17,963	$27,772	$45,072	$12,213	$57,285

Loans	58,026	83,335	128,817	473,483	267,570	741,053

Federal Funds sold and Interest-Bearing Deposits in Banks	56,710	56,710	56,710	56,710	—	56,710
Other Assets	—	—	—	—	18,433	18,433

TOTAL ASSETS	$124,722	$158,008	$213,299	$575,265	$298,216	$873,481

Transaction / Demand Accounts	$33,464	$33,464	$33,464	$33,464	$—	$33,464
Money Market	117,496	117,496	117,496	117,496	—	117,496
Savings Deposits	99,224	99,224	99,224	99,224	—	99,224
Time Deposits	24,059	79,353	141,131	352,669	—	352,669

Borrowed Funds	—	—	1,115	30,034	—	30,034
Other Liabilities	—	—	—	—	154,731	154,731
Equity	—	—	—	—	85,863	85,863

TOTAL LIABILITIES AND EQUITY	$274,243	$329,537	$392,430	$632,887	$240,594	$873,481

Dollar Gap	$(149,521)	$(171,529)	$(179,131)	$(57,622)
Gap / Total Assets	(17.12)%	(19.64)%	(20.51)%	(6.60)%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	45.48%	47.95%	54.35%	90.90%

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

We continually evaluate interest rate risk management opportunities.  During the first six months of 2018, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at June 30, 2018.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

June 30, 2018

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2018	2019	2020	2021	2022	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.52%	$83,335	$82,899	$49,116	$67,740	$108,072	$349,891	$741,053	$705,365
Securities	1.68%	17,963	16,212	10,897	—	—	12,213	57,285	57,285

Fed Funds Sold	1.47%	453	—	—	—	—	—	453	453

Interest-earning cash and time deposits	1.52%	56,257	—	—	—	—	—	56,257	56,257

Interest Rate Sensitive Liabilities:

Interest bearing transaction accounts	0.38%	150,960	—	—	—	—	—	150,960	150,960

Savings deposits	1.06%	99,224	—	—	—	—	—	99,224	99,224

Time deposits	1.79%	79,353	94,665	48,899	42,558	74,798	12,396	352,669	357,196

Borrowed Funds	2.04%	$—	$7,625	$10,000	$12,409	$—	$—	$30,034	$29,927

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

As of June 30, 2018, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of June 30, 2018, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

An investment in our common stock involves risks. Stockholders should carefully consider the risks described under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as those set forth below.

Recent New Jersey legislative changes may increase our tax expense.

In connection with adopting its fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, and so we cannot yet fully evaluate the impact of the legislation on our overall tax expense, it is likely that the Company will lose the benefit of at least certain of the Company’s tax management strategies, and as a result our total tax expense may increase.

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

Bancorp of New Jersey, Inc.

Date: August 09, 2018	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)