Form 10-Q
period 2018-09-30
Bancorp of New Jersey, Inc.
filed 2018-11-09
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2018 there were 7,295,466 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$3,171	$1,627
Interest bearing deposits	81,627	90,540
Federal funds sold	1,280	452
Total cash and cash equivalents	86,078	92,619
Interest bearing time deposits	750	1,000
Securities available for sale	40,725	53,234
Securities held to maturity (fair value $5,852 and $6,058 at September 30, 2018 and December 31, 2017, respectively)	5,852	6,058
Restricted investment in bank stock, at cost	2,190	1,380
Loans receivable	744,097	721,191
Deferred loan fees and costs, net	(858)	(798)
Allowance for loan losses	(8,149)	(8,317)
Net loans	735,090	712,076
Premises and equipment, net	13,489	13,725
Accrued interest receivable	2,894	2,695
Other real estate owned	511	415
Other assets	4,061	4,205
Total assets	$891,640	$887,407
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$139,386	$133,661
Savings and interest bearing transaction accounts	285,569	307,583
Time deposits $250 and under	228,519	231,224
Time deposits over $250	119,466	115,825
Total deposits	772,940	788,293
Borrowed funds	28,349	13,385
Accrued expenses and other liabilities	2,646	2,420
Total liabilities	803,935	804,098
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 7,295,466 at September 30, 2018 and 6,932,690 at December 31, 2017	76,654	70,182
Retained earnings	11,628	13,482
Accumulated other comprehensive loss	(577)	(355)
Total stockholders’ equity	87,705	83,309
Total liabilities and stockholders’ equity	$891,640	$887,407

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended September 30,
	2018	2017
INTEREST INCOME
Loans, including fees	$8,779	$7,614
Securities	229	234
Federal funds sold and other	319	353
TOTAL INTEREST INCOME	9,327	8,201

INTEREST EXPENSE
Savings and interest bearing transaction accounts	546	440
Time deposits	1,663	1,447
Borrowed funds	184	62
TOTAL INTEREST EXPENSE	2,393	1,949

NET INTEREST INCOME	6,934	6,252
Provision for loan losses	280	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,654	6,252
NON-INTEREST INCOME
Fees and service charges	115	111
TOTAL NON-INTEREST INCOME	115	111

NON-INTEREST EXPENSE
Salaries and employee benefits	2,369	2,278
Occupancy and equipment expense	827	740
FDIC premiums and related expenses	130	154
Legal fees	120	145
Other real estate owned expenses	1	8
Professional fees	237	249
Data processing	149	297
Other expenses	585	359
TOTAL NON-INTEREST EXPENSE	4,418	4,230
Income before provision for income taxes	2,351	2,133
Income tax expense	589	784
Net income	$1,762	$1,349

PER SHARE OF COMMON STOCK
Basic	$0.24	$0.20
Diluted	$0.24	$0.20

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Nine Months Ended September 30,
	2018	2017
INTEREST INCOME
Loans, including fees	$25,106	$22,683
Securities	698	623
Federal funds sold and other	887	833
TOTAL INTEREST INCOME	26,691	24,139

INTEREST EXPENSE
Savings and interest bearing transaction accounts	1,427	1,320
Time deposits	4,786	4,090
Borrowed funds	356	222
TOTAL INTEREST EXPENSE	6,569	5,632

NET INTEREST INCOME	20,122	18,507
Provision for loan losses	930	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,192	18,507
NON-INTEREST INCOME
Fees and service charges	320	341
TOTAL NON-INTEREST INCOME	320	341

NON-INTEREST EXPENSE
Salaries and employee benefits	7,156	6,826
Occupancy and equipment expense	2,522	2,160
FDIC premiums and related expenses	436	595
Legal fees	477	285
Other real estate owned expenses	10	19
Professional fees	730	982
Data processing	687	933
Other expenses	1,814	1,237
TOTAL NON-INTEREST EXPENSE	13,832	13,037
Income before provision for income taxes	5,680	5,811
Income tax expense	1,385	2,111
Net income	$4,295	$3,700

PER SHARE OF COMMON STOCK
Basic	$0.61	$0.57
Diluted	$0.61	$0.57

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2018	2017
Net income	$1,762	$1,349
Other comprehensive loss:
Unrealized losses on securities available for sale, net of deferred income tax benefit of $(2)	—	(3)
Comprehensive income	$1,762	$1,346

	For the Nine Months Ended September 30,
	2018	2017

Net income	$4,295	$3,700
Other comprehensive (loss) income
Unrealized (losses) gains on securities available for sale, net of deferred income tax (benefit) expense of $(86) and $66, respectively	(222)	103
Comprehensive income	$4,073	$3,803

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2017	61,524	15,813	(193)	77,144
Exercise of stock options	2,361	—	—	2,361
Stock based compensation	289	—	—	289
5% Stock dividend (319,294 shares)	5,270	(5,270)	—	—
Dividends in lieu of fractional shares of stock dividend	(2)	—	—	(2)
Net income	—	3,700	—	3,700
Other comprehensive income, net of taxes	—	—	103	103
Balance at September 30, 2017	$69,442	$14,243	$(90)	$83,595

Balance at January 1, 2018	70,182	13,482	(355)	83,309
Exercise of stock options	7	—	—	7
Stock based compensation	320	—	—	320
5% Stock dividend (347,214 shares)	6,149	(6,149)	—	—
Dividends in lieu of fractional shares of stock dividend	(4)	—	—	(4)
Net income	—	4,295	—	4,295
Other comprehensive loss, net of taxes	—	—	(222)	(222)
Balance at September 30, 2018	$76,654	$11,628	$(577)	$87,705

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,295	$3,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	930	—
Amortization of securities premiums	135	144
Deferred income taxes	239	(458)
Depreciation	640	467
Stock based compensation	320	289
Accretion of net loan origination fees and costs	60	157
Gain on sale of other real estate owned	—	(18)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(199)	(276)
(Increase) decrease in other assets	(8)	150
Increase in accrued interest payable and other liabilities	226	483
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,638	4,638

Cash flows from investing activities:
Purchases of securities available for sale	—	(15,064)
Purchases of securities held to maturity	(5,852)	(8,501)
Proceeds from maturities of securities held to maturity	6,058	11,433
Proceeds from calls, maturities and other principal payments of securities available for sale	12,065	17,432
Proceeds from maturities of certificates of deposit	250	—
Purchase of restricted investment in bank stock	(1,036)	(56)
Proceeds from calls of restricted investment of bank stock	226	584
Proceeds from sale of other real estate owned	415	176
Net increase in loans	(24,515)	(33,357)
Purchases of premises and equipment	(404)	(762)
NET CASH USED IN INVESTING ACTIVITIES	(12,793)	(28,115)

Cash flows from financing activities:
Net (decrease) increase in deposits	(15,353)	58,467
Net increase (decrease) in borrowed funds	14,964	(9,958)
Dividends paid	(4)	(2)
Proceeds from exercise of stock options	7	2,361
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(386)	50,868
(Decrease) increase in cash and cash equivalents	(6,541)	27,391
Cash and cash equivalents at beginning of year	92,619	76,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,078	$104,367
Supplemental information:
Cash paid during the year for:
Interest	$6,415	$5,717
Income taxes	$664	$1,714

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$511	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2018, and the date these consolidated financial statements were issued.

Organization

The Company is a New Jersey corporation and bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Bank is a community bank which provides a full range of banking services to individuals and corporate customers primarily in New Jersey.  Both the Company and the Bank are subject to competition from other financial institutions.  The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.  The Bank conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units.  The Bank makes commercial loans, consumer loans and commercial real estate loans.  In addition, the Bank provides other customer services and makes investments in securities as permitted by law.  The Bank has sought to offer an alternative, community-oriented style of banking in an area that is presently dominated by larger, statewide and national institutions.  The Bank continues to focus on establishing and retaining customer relationships by offering a broad range of traditional financial services and products, competitively-priced and delivered in a responsive manner to small businesses, professionals and individuals in its market area.  As a community bank, the Bank endeavors to provide superior customer service that is highly personalized, efficient and responsive to local needs.  To better serve its customers and expand its market reach, the Bank provides for the delivery of certain of its financial products and services to its local customers and to a broader market through the use of mail, telephone, mobile and internet banking.  The Bank seeks to deliver these products and services with the care and professionalism expected of a community bank and with a special dedication to personalized customer service.

Note 2.  Benefit Plans and Stock-Based Compensation

Stock option and restricted share information, and the related activity, for the periods presented have been adjusted for 5% stock dividends declared on June 28, 2018 and June 26, 2017, respectively.

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Plan”).  At the time of the holding company reorganization, the 2006 Plan was assumed by the Company.  The 2006 Plan allows the Company to grant Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NQO”) to directors and employees of the Company to purchase up to 264,582 shares of the Company’s common stock.  At September 30, 2018, stock options to purchase 229,774 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Plan, of which options to purchase 51,284 shares were outstanding. There are no options available for grants under the 2006 Plan as the plan has expired.

During 2016, the Company granted 70,523 NQOs to employees of the Company. The fair value of the NQOs granted was $2.50 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 2.149%, risk free interest rate of 1.57%, expected volatility of 26.54% and expected lives of 10 years.   One third of the NQOs granted vest on February 1, 2017, February 1, 2018 and February 1, 2019.

There were 17,318 unvested options at September 30, 2018 and 36,249 unvested options at September 30, 2017. At September 30, 2018 there was $15 thousand of unrecognized compensation expense related to unvested options. For the three and nine months ended September 30, 2018, $11 thousand and $32 thousand, respectively, were recorded as expenses for options that have been issued through the 2006 Plan. For the three and nine months ended September 30, 2017, $14 thousand and $48 thousand, respectively, were recorded as expenses for options that have been issued through the 2006 Plan.

During the nine months ended September 30, 2018 options to purchase 617 shares of common stock at a price of $10.13 per share were exercised for a total price of $7 thousand. During the nine months ended September 30, 2017 options to purchase 16,538 and 927 shares of common stock at prices of $10.43 and $10.13 per share respectively, were exercised for a total price of $182 thousand.

A summary of stock option activity under the 2006 Plan during the nine months ended September 30, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2017	94,868	$10.23
Forfeited	(5,680)	10.13
Exercised	(17,465)	10.41
Outstanding at September 30, 2017	71,723	$10.20	$501,244	6.83

Exercisable at September 30, 2017	35,474	$10.27	$150,164	4.81

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2018	53,819	$10.13
Forfeited	(1,918)	10.13
Exercised	(617)	10.13
Outstanding at September 30, 2018	51,284	$10.13	$357,280	7.81

Exercisable at September 30, 2018	33,966	$10.13	$236,631	7.81

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s stock.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 529,200 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At September 30, 2018, stock options to purchase 424,830 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan. No options to purchase shares were outstanding at September 30, 2018. There are no options available for grants under the 2007 Director Plan as the plan has expired.

No options were exercised during the nine months ended September 30, 2018, as there were no options outstanding. During the nine months ended September 30, 2017, options to purchase 208,950 shares of common stock at a price of $10.43 per share were exercised for a total price of $2.18 million.

There were no unvested options and no unrecognized compensation expense at September 30, 2018 and 2017. In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three or nine months ended September 30, 2018 and 2017.

A summary of stock option activity under the 2007 Director Plan during the nine months ended September 30, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at January 1, 2017	341,775	$10.43
Exercised	(208,950)	10.43
Outstanding at September 30, 2017	132,825	$10.43	$898,083	0.17

Exercisable at September 30, 2017	132,825	$10.43	$898,083	0.17

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Life
	Shares	per Share	(1)	(Years)
Outstanding at January 1, 2018	—	$—
Outstanding at September 30, 2018	—	$—	$—	—

Exercisable at September 30, 2018	—	$—	$—	—

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 275,625 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options.  At September 30, 2018, there were 179,907 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan. There are 95,718 shares available for grants under the 2011 Plan as of September 30, 2018.

The following is a summary of the non-vested restricted stock awards granted under the 2011 plan:

	2017
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2017	30,863	$11.79
Granted	33,075	13.60
Forfeited	(4,410)	11.79
Vested	(14,328)	11.79
Outstanding at September 30, 2017	45,200	$13.11

	2018
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2018	34,175	$12.96
Granted	15,750	16.70
Vested	(15,275)	12.80
Outstanding at September 30, 2018	34,650	$14.73

Approximately $335 thousand remains to be expensed over the next seventeen months related to the unvested restricted stock as of September 30, 2018. For the three and nine months ended September 30, 2018, $64 thousand and $253 thousand, respectively, were recorded as compensation expenses for restricted stock that had been issued through the 2011 Plan. For the three and nine months ended September 30, 2017, $86 thousand and $207 thousand, respectively, were recorded as compensation expenses for restricted stock that had been issued through the 2011 Plan.

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

In July 2017, the Company granted 15,435 NQOs to employees of the Company.  The fair value of the NQOs granted was $6.62 per NQO on the date of grant. The fair value of the NQOs was determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the NQOs granted: expected dividend yield of 0.00%, risk free interest rate of 2.31%, expected volatility of 26.81% and expected lives of 10 years.   One third of the NQOs granted vest on February 1, 2018, February 1, 2019 and February 1, 2020.

There were 9,870 unvested options at September 30, 2018 and 26,460 unvested options at September 30, 2017. At September 30, 2018 there was $44 thousand of unrecognized compensation expense related to unvested options. For the three and nine months ended September 30, 2018, $8 thousand and $36 thousand, respectively, were recorded as expenses for options that have been issued through the 2011 Plan. For the three and nine months ended Septembere 30, 2017, $19 thousand and $33 thousand, respectively, were recorded as expenses for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the nine months ended September 30, 2018 and 2017.

A summary of stock option activity under the 2011 Plan during the nine months ended September 30, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2017	33,075	$10.19
Granted	15,435	16.24
Outstanding at September 30, 2017	48,510	$12.11	$246,201	8.96

Exercisable at September 30, 2017	22,050	$10.19	$110,250	8.56

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term
Outstanding at January 1, 2018	48,510	$12.11
Forfeited	(630)	16.24
Outstanding at September 30, 2018	47,880	$12.06	$241,292	7.95

Exercisable at September 30, 2018	38,010	$10.98	$232,785	7.73

(1)

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits.  The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $63 thousand and $51 thousand during the three months ended September 30, 2018 and 2017, respectively and approximately $179 thousand and $158 thousand during the nine months ended September 30, 2018 and 2017, respectively.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2018	2017
Net income available to common stockholders	$1,762	$1,349
Weighted average number of common shares outstanding - basic	7,239	6,614
Basic earnings per share	$0.24	$0.20

Net income available to common stockholders	$1,762	$1,349
Weighted average number of common shares outstanding - basic	7,239	6,614
Effect of dilutive options	21	53
Weighted average number of common shares outstanding- diluted	7,260	6,667
Diluted earnings per share	$0.24	$0.20

NQOs to purchase 99,164 shares of common stock at a weighted average price of $11.06 were included in the computation of diluted earnings per share for the three months ended September 30, 2018.

ISOs to purchase 15,750 shares of common stock at a price of $10.95 and non-qualified options to purchase 224,938 shares of common stock at a weighted average price of $11.24 were included in the computation of diluted earnings per share for the three months ended September 30, 2017.

The following table shows earnings per share for the nine months periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2018	2017
Net income available to common stockholders	$4,295	$3,700
Weighted average number of common shares outstanding - basic	7,044	6,442
Basic earnings per share	$0.61	$0.57

Net income available to common stockholders	$4,295	$3,700
Weighted average number of common shares outstanding - basic	7,044	6,442
Effect of dilutive options	20	41
Weighted average number of common shares and common share equivalents- diluted	7,064	6,483
Diluted earnings per share	$0.61	$0.57

NQOs to purchase 99,164 shares of common stock at a weighted average price of $11.06 were included in the computation of diluted earnings per share for the nine months ended September 30, 2018.

ISOs to purchase 15,750 shares of common stock at a weighted average price of $10.95 and non-qualified options to purchase 224,938 shares of common stock at a weighted average price of $11.24 were included in the computation of diluted earnings per share for the nine months ended September 30, 2017.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at September 30, 2018 and December 31, 2017 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,852	$—	$—	$5,852
Total securities held to maturity	5,852	—	—	5,852

Securities Available for Sale:
U.S. Treasury securities	6,200	—	(177)	6,023
Government sponsored enterprise obligations
Agency backed	23,439	—	(238)	23,201
Mortgage backed	11,884	—	(383)	11,501
Total securities available for sale	41,523	—	(798)	40,725

	$47,375	$—	$(798)	$46,577

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$6,058	$—	$—	$6,058
Total securities held to maturity	6,058	—	—	6,058

Securities Available for Sale:
U.S. Treasury securities	6,286	—	(124)	6,162
Government sponsored enterprise obligations
Agency backed	33,453	—	(218)	33,235
Mortgage backed	13,986	—	(149)	13,837
Total securities available for sale	53,725	—	(491)	53,234

	$59,783	$—	$(491)	$59,292

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,023	(177)	6,023	(177)
Government sponsored enterprise obligations	21,265	(549)	13,437	(72)	34,702	(621)
Total securities available for sale	21,265	(549)	19,460	(249)	40,725	(798)

Total securities	$21,265	$(549)	$19,460	$(249)	$40,725	$(798)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,162	(124)	6,162	(124)
Government sponsored enterprise obligations	23,691	(201)	23,381	(166)	47,072	(367)
Total securities available for sale	23,691	(201)	29,543	(290)	53,234	(491)

Total securities	$23,691	$(201)	$29,543	$(290)	$53,234	$(491)

The amortized cost and fair value of securities held to maturity and securities available for sale at September 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay their obligations. (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,852	$5,852	$12,008	$11,955
After one to five years	—	—	17,631	17,269
Greater than five years	—	—	11,884	11,501
Total	$5,852	$5,852	$41,523	$40,725

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

At September 30, 2018, the Company’s securities available for sale portfolio consisted of twelve securities, of which seven were in an unrealized loss position for more than twelve months, and five were in a loss position for less than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2018. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities available for sale with an amortized cost of $11.1 milion and a fair value of $10.9 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of September 30, 2018. Securities with an amortized cost of $20.2 million and a fair value of $20.0 million, were pledged to secure public funds on deposit at December 31, 2017. In addition, securities with an amortized cost of $11.1 million and a fair value of $11 million were pledged to secure borrowings with FHLBNY as of December 31, 2017.

During the three and nine months ended September 30, 2018 and 2017, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans.

The components of the loan portfolio, which are categorized by collateral code, at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Commercial real estate	$616,085	$573,941
Residential mortgages	59,019	66,497
Commercial and industrial	24,501	27,237
Home equity	44,211	53,199
Consumer	281	317
	$744,097	$721,191

Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey, New York and a defined radius of the headquarters. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
September 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$6,270	$310	$598	$557	$28	$425	$8,188
Charge-offs	(47)	(87)	—	(219)	—	—	(353)
Recoveries	—	32	—	—	2	—	34
Provision	119	64	(5)	330	(4)	(224)	280
Ending balance	$6,342	$319	$593	$668	$26	$201	$8,149
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,342	$319	$593	$668	$26	$201	$8,149

Loan receivables:
Ending balance	$616,085	$59,019	$24,501	$44,211	$281	$—	$744,097
Ending balance: individually evaluated for impairment	$9,041	$5,529	$1,808	$829	$—	$—	$17,207
Ending balance: collectively evaluated for impairment	$607,044	$53,490	$22,693	$43,382	$281	$—	$726,890

	Commercial	Residential	Commercial
September 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,455	$381	$599	$343	$3	$1,212	$7,993
Charge-offs	—	(1)	—	(9)	—	—	(10)
Recoveries	—	—	—	—	2	—	2
Provision	191	(12)	(91)	76	52	(216)	—
Ending balance	$5,646	$368	$508	$410	$57	$996	$7,985

December 31, 2017
Allowance for loan losses:
Ending balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,867	$372	$575	$403	$50	$1,050	$8,317

Loan receivables:
Ending balance	$573,941	$66,497	$27,237	$53,199	$317	$—	$721,191
Ending balance: individually evaluated for impairment	$11,554	$8,966	$2,957	$3,214	$—	$—	$26,691
Ending balance: collectively evaluated for impairment	$562,387	$57,531	$24,280	$49,985	$317	$—	$694,500

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the nine months ended:

	Commercial	Residential	Commercial
September 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	(47)	(87)	(49)	(957)	—	—	(1,140)
Recoveries	—	32	4	—	6	—	42
Provisions	522	2	63	1,222	(30)	(849)	930
Ending balance	$6,342	$319	$593	$668	$26	$201	$8,149

	Commercial	Residential	Commercial
September 30, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,925	$554	$809	$425	$6	$568	$8,287
Charge-offs	—	(48)	—	(162)	(96)	—	(306)
Recoveries	—	1	—	—	3	—	4
Provisions	(279)	(139)	(301)	147	144	428	—
Ending balance	$5,646	$368	$508	$410	$57	$996	$7,985

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017, (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
September 30, 2018	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$5,429	$98	$1,465	$6,992	$609,093	$616,085	$2,528
Residential mortgages	70	—	2,391	2,461	56,558	59,019	5,529
Commercial and industrial	—	—	1,802	1,802	22,699	24,501	1,808
Home equity	2,223	160	574	2,957	41,254	44,211	791
Consumer	3	10	—	13	268	281	—
	$7,725	$268	$6,232	$14,225	$729,872	$744,097	$10,656

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
December 31, 2017	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$209	$—	$3,344	$3,553	$570,388	$573,941	$3,344
Residential mortgages	4,527	974	2,026	7,527	58,970	66,497	9,052
Commercial and industrial	—	25	2,957	2,982	24,255	27,237	2,957
Home equity	3,265	1,230	1,022	5,517	47,682	53,199	3,073
Consumer	—	—	—	—	317	317	—
	$8,001	$2,229	$9,349	$19,579	$701,612	$721,191	$18,426

At September 30, 2018 the Company had one loan greater than ninety days delinquent and accruing interest. At December 31, 2017, the Company had no loans greater than ninety days delinquent and accruing interest.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month periods ended September 30, 2018 and 2017, the gross interest income would have been $127 thousand and $174 thousand, respectively. If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the nine month periods ended September 30, 2018 and 2017, the gross interest income would have been $244 thousand and $458 thousand, respectively. There was no interest income recognized on these loans during the three and nine months ended September 30, 2018 and 2017.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2018 and December 31, 2017 (in thousands):

	Commercial	Residential	Commercial
September 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$607,044	$52,401	$22,464	$43,382	$281	$725,572
Special Mention	—	1,089	229	—	—	1,318
Substandard	9,041	5,529	1,808	829	—	17,207
Doubtful	—	—	—	—	—	—
	$616,085	$59,019	$24,501	$44,211	$281	$744,097

	Commercial	Residential	Commercial
December 31, 2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$562,387	$56,407	$24,051	$49,985	$317	$693,147
Special Mention	—	1,124	229	—	—	1,353
Substandard	11,554	8,966	2,957	3,214	—	26,691
Doubtful	—	—	—	—	—	—
	$573,941	$66,497	$27,237	$53,199	$317	$721,191

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at September 30, 2018 and December 31, 2017 (in thousands):

		Unpaid
	Recorded	Principal	Related
September 30, 2018	Investment	Balance	Allowance
Commercial real estate	$9,041	$9,041	$—
Residential mortgages	5,529	6,982	—
Commercial and industrial	1,808	1,933	—
Home equity	829	1,574	—
Total impaired loans	$17,207	$19,530	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2017	Investment	Balance	Allowance
Commercial real estate	$11,554	$11,578	$—
Residential mortgages	8,966	10,287	—
Commercial and industrial	2,957	3,057	—
Home equity	3,214	3,509	—
Total impaired loans	$26,691	$28,431	$—

The following tables provide information about the Company’s impaired loans for the three and nine months ended September 30, 2018 and 2017  (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$10,095	$—	$9,890	$—
Residential mortgages	6,675	—	9,222	—
Commercial and industrial	1,936	—	3,138	—
Home equity	1,390	—	3,232	—
Total impaired loans	$20,096	$—	$25,482	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$10,732	$—	$9,901	$—
Residential mortgages	7,823	—	9,448	—
Commercial	2,447	—	3,197	—
Home equity	2,016	—	3,384	—
Total impaired loans	$23,018	$—	$25,930	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of September 30, 2018 and December 31, 2017 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
September 30, 2018	Status	Loans	Status	Loans	Total
Residential mortgages	$936	4	$3,943	8	$4,879
Home equity	—	—	682	4	682
	$936	4	$4,625	12	$5,561

	Accrual	Number of	Nonaccrual	Number of
December 31, 2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	637	3	7,446	10	8,083
Home equity	—	—	2,959	8	2,959
	$637	3	$10,743	19	$11,380

For the nine months ended September 30, 2018 there were two new TDRs that occurred. For the nine months ended September 30, 2017 there were four new TDRs that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2018	Loans	Investments	Investments
Residential mortgages	2	$989	$989
	2	$989	$989

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	4	$3,695	$3,695
	4	$3,695	$3,695

During the three and nine months ended September 30, 2018, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the nine months ended September 30, 2018, the Company had one foreclosed residential real estate property. In addition, as of September 30, 2018, the Company had loans with a carrying value of $2.2 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2018, the Company had $3.0 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2018 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of long-term and short-term debt fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at September 30, 2018 and December 31, 2017, is as follows (in thousands):

	2018
			Original
September 30, 2018	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Amortizing Note	859	1.50%	5	June 2019
Fixed Rate Amortizing Note	1,418	1.51%	5	July 2019
Fixed Rate Amortizing Note	1,442	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,230	2.02%	7	August 2021
Fixed Rate Amortizing Note	2,400	1.48%	5	October 2019
	$28,349	2.55%

	2017
			Original
December 31, 2017	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	1,624	1.50%	5	June 2019
Fixed Rate Amortizing Note	2,563	1.51%	5	July 2019
Fixed Rate Amortizing Note	2,511	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,766	2.02%	7	August 2021
Fixed Rate Amortizing Note	3,921	1.48%	5	October 2019
	$13,385	1.61%

In addition to the advances listed above, the Bank had municipal letters of credit issued by FHLBNY in the amount of $40 million at both September 30, 2018 and December 31, 2017.

At September 30, 2018 and December 31, 2017, loans with a carrying value of approximately $203.3 million and $149.3 million and securities with a fair value of $10.9 million and $11.0 million, respectively, were pledged to secure advances and municipal letters of credit from the FHLBNY.

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There were no outstanding borrowings on any of the lines of credit at September 30, 2018 and December 31, 2017.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2018, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	September 30, 2018	Adequacy Purposes	Buffer Schedule	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.08%	4.50%	6.375%	6.50%
Tier 1 Capital Ratio	11.08%	6.00%	7.875%	8.00%
Total Capital Ratio	12.14%	8.00%	9.875%	10.00%
Leverage Ratio	10.04%	4.00%	N/A	5.00%

Under a policy of the Federal Reserve applicable to holding companies with less than $3 billion in assets, the Company is not subject to capital requirements on a consolidated basis.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	September 30,	for Identical	Observable	Significant
Description	2018	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,023	$—	$6,023	$—
Government sponsored enterprise obligations:
Agency backed	23,201	—	23,201	—
Mortgage backed	11,501	—	11,501	—
Total securities available for sale	$40,725	$—	$40,725	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,162	$—	$6,162	$—
Government sponsored enterprise obligations:
Agency backed	33,235	—	33,235	—
Mortgage backed	13,837	—	13,837	—
Total securities available for sale	$53,234	$—	$53,234	$—

There were no transfers between Levels 1, 2 or 3 for the three and nine month periods ended September 30, 2018 and 2017. For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	September 30,	Active Markets for	Significant Other	Significant
Description	2018	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$511	$—	$—	$511

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2017	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$415	$—	$—	$415

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
September 30, 2018	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$511	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	15.1%

	Fair Value	Valuation	Unobservable	Range
December 31, 2017	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$415	Appraisal of Collateral (1)	Appraisal Adjustments (2)	21.8
			Liquidation Expenses (2)	6.8

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)

Appraisals may be adjusted for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned, establishing a new cost basis.  The fair value of other real estate owned is based upon independent third party appraisal values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.  Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated.  The estimated fair value amounts have been measured as of their respective period ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2018 and December 31, 2017 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	September 30, 2018		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$86,078	$86,078	$86,078	$—	$—
Interest bearing time deposits	750	750	—	750	—
Securities available for sale	40,725	40,725	—	40,725	—
Securities held to maturity	5,852	5,852	—	5,852	—
Restricted investment in bank stock	2,190	2,190	—	2,190	—
Loans receivable, net	735,090	700,362	—	—	700,362
Accrued interest receivable	2,894	2,894	—	2,894	—
Financial liabilities:
Deposits	772,940	776,817	—	776,817	—
Borrowed funds	28,349	28,168	—	28,168	—
Accrued interest payable	806	806	—	806	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$92,619	$92,619	$92,619	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	53,234	53,234	—	53,234	—
Securities held to maturity	6,058	6,058	—	6,058	—
Restricted investment in bank stock	1,380	1,380	—	1,380	—
Loans receivable, net	712,076	703,901	—	—	703,901
Accrued interest receivable	2,695	2,695	—	2,695	—
Financial liabilities:
Deposits	788,293	793,879	—	793,879	—
Borrowed funds	13,385	13,307	—	13,307	—
Accrued interest payable	651	651	—	651	—

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

Limitation

The preceding fair value estimates were made at September 30, 2018 and December 31, 2017 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2018 and December 31, 2017, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP.  The Company’s largest source of noninterest revenue which is subject to the guidance is service charges on deposit accounts. The Company adopted ASU 2014-09 on January 1, 2018. The adoption of ASU 2014-09 did not change the timing and pattern of the Company’s revenue recognition related to scoped-in noninterest income. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 will have on its consolidated financial statements and results of operations.

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 compared to Three and Nine Months Ended September 30, 2017

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

Net Income

Net income for the third quarter of 2018 was $1.76 million compared to net income of $1.35 million for the third quarter of 2017, an increase of $413 thousand or 30.6%. Net income for the nine months ended September 30, 2018 was $4.29 million or $0.61 per diluted share, compared to $3.7 million or $0.57 per diluted share for the nine months ended September 30, 2017, an increase of approximately $595 thousand or 16.0%.  The increase in net income for the three and nine months ended September 30, 2018 was driven by an increase in net interest income and a decrease in tax expense related to a lower federal corporate tax rate in 2018 provided by the Tax Cuts and Jobs Act (the “Tax Act”) signed in to law on December 22, 2017. For the three and nine months ended September 30, 2018, there was an increase in the provision for loans losses and total non-interest expenses.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three month period ended September 30, 2018, net interest income increased by $682 thousand or 10.9% versus the same period last year. For the nine months ended September 30, 2018, net interest income increased by $1.6 million or 8.7% versus the same period last year.

Total interest income increased by $1.1 million or 13.7% for the three months ended September 30, 2018 as compared to the corresponding period last year. During the nine months ended September 30, 2018, interest income increased by $2.6 million or 10.6% versus the same period last year. This increase in interest income was primarily due to loan growth and the recognition of interest income of approximately $420 thousand on non-accrual loans which were resolved during the third quarter of 2018. Average yield on total loans for the three months ended September 30, 2018 was 4.70% compared to 4.44% for the three months ended September 30, 2017. Average total loans were $742 million compared to $680 million for the quarters ended September 30, 2018 and 2017, respectively. Average yield on total loans for the nine months ended September 30, 2018 was 4.58% compared to 4.49% for the nine months ended September 30, 2017. Average total loans were $733 million compared to $676 million for the nine months ended September 30, 2018 and 2017, respectively.

Total interest expense increased by $444 thousand in the third quarter of 2018 to $2.4 million compared to $1.95 million in the prior year. During the nine months ended September 30, 2018, interest expense increased by $937 thousand or 16.6% versus the same period last year. The increase in interest expense was due to higher interest rates on deposits as market rates continue to increase in our market area and the cost associated with the planned borrowings during 2018. We continue to face significant competition for deposits. During the third quarter of 2018 the average cost of interest bearing liabilities increased to 1.47% from 1.19% for the same quarter in 2017. For the nine months ended September 30, 2018 the average cost of interest bearing liabilities increased to 1.35% from 1.16% for the same period in 2017. Average borrowed funds increased to $29.0 million in the current quarter from $15.7 million in the same quarter last year and increased to $21 million for the nine months ended September 30, 2018 compared to $19.5 million for the nine months ended September 30, 2017.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$741,738	8,779	4.70%	$679,670	7,614	4.44%
Securities (1)	53,917	248	1.82	65,001	247	1.51
Federal Funds Sold	2,090	7	1.33	1,355	4	1.17
Interest-earning cash accounts	65,742	312	1.88	107,660	349	1.29
Total interest-earning Assets	863,487	9,346	4.29%	853,686	8,214	3.82%
Non-interest earning Assets	23,019			22,896
Allowance for Loan Losses	(8,150)			(7,994)
Total Assets	$878,356			$868,588
Interest-Bearing Liabilities:
Demand Deposits	$35,095	$16	0.19%	$31,896	$17	0.21%
Savings Deposits	92,732	302	1.29	110,572	255	0.91
Money Market Deposits	138,421	228	0.65	153,688	168	0.43
Time Deposits	350,459	1,663	1.88	337,751	1,447	1.70
Borrowed Funds	29,003	184	2.52	15,664	62	1.57
Total Interest Bearing Liabilities	645,710	2,393	1.47%	649,571	1,949	1.19%
Non-Interest Bearing Liabilities:
Demand Deposits	141,334			134,907
Other Liabilities	3,383			2,966
Total Non-Interest Bearing Liabilities	144,717			137,873
Stockholders’ Equity	86,929			81,144
Total Liabilities and Stockholders' Equity	$877,356			$868,588
Net Interest Income
(Tax Equivalent Basis)		$6,953			$6,265
Tax Equivalent Basis adjustment		(19)			(13)
Net Interest Income		$6,934			$6,252
Net Interest Rate Spread			2.82%			2.63%
Net Interest Margin			3.19%			2.91%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.34			1.31

(1)	Yield is calculated on a tax effective basis.

	For the Nine Months Ended September 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$733,323	25,106	4.58%	$676,175	22,683	4.49%
Securities (1)	57,848	752	1.74	66,541	669	1.34
Federal Funds Sold	1,982	21	1.42	1,262	13	1.38
Interest-earning cash accounts	70,871	866	1.63	110,528	820	0.99
Total interest-earning Assets	864,024	26,745	4.14%	854,506	24,185	3.78%
Non-interest earning Assets	21,932			22,444
Allowance for Loan Losses	(8,146)			(8,158)
Total Assets	$877,810			$868,792
Interest-Bearing Liabilities:
Demand Deposits	$33,514	$47	0.19%	$32,069	$51	0.21%
Savings Deposits	97,934	827	1.13	114,046	789	0.92
Money Market Deposits	149,264	553	0.50	150,052	480	0.43
Time Deposits	350,981	4,786	1.82	332,587	4,090	1.64
Borrowed Funds	21,061	356	2.26	19,500	222	1.52
Total Interest Bearing Liabilities	652,754	6,569	1.35%	648,254	5,632	1.16%
Non-Interest Bearing Liabilities:
Demand Deposits	136,812			138,073
Other Liabilities	2,825			2,955
Total Non-Interest Bearing Liabilities	139,637			141,028
Stockholders’ Equity	85,419			79,510
Total Liabilities and Stockholders' Equity	$877,810			$868,792
Net Interest Income
(Tax Equivalent Basis)		$20,176			$18,553
Tax Equivalent Basis adjustment		(54)			(46)
Net Interest Income		$20,122			$18,507
Net Interest Rate Spread			2.79%			2.62%
Net Interest Margin			3.12%			2.90%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. The Company recognized a provision for loan losses of $280 thousand for the three months ended September 30, 2018 and $930 thousand for the nine months ended September 30, 2018 compared to no provision in the three and nine months ended September 30, 2017. The increased provision reflects the continued growth in our loan portfolio and the charge-offs in the current year related to resolving non-performing loans. The allowance for loan losses to total loans was 1.10% as of September 30, 2018.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts and gains (losses) on the sales of securities. For the three months ended September 30, 2018, non-interest income increased by $3 thousand and decreased by $21 thousand for the nine months ended September 30, 2018 compared to the corresponding periods of 2017.

Non-interest Expense

Non-interest expense was $4.4 million during the third quarter of 2018, an increase of $188 thousand or 4.4% from the third quarter of 2017. Non-interest expense was $13.8 million for the nine months ended September 30, 2018, an increase of $795 thousand or 6.1% from the same period in 2017. The increase was primarily in occupancy and equipment expense, salaries and employee benefits and legal fees, offset by decreases in professional fees, data processing and FDIC premiums.

Income Tax Expense

The income tax provision decreased $194 thousand to $589 thousand for the three months ended September 30, 2018 from $784 thousand for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, income tax expense decreased by $726 thousand to $1.4 million from $2.1 million in the corresponding period of 2017. The decrease in income tax provision expense was due to the Tax Act which reduced the federal corporate tax rate to 21% from 34% starting on January 1, 2018. The effective tax rate for the three and nine months ended September 30, 2018 was 25.05% and 24.38%, respectively, compared to 36.73% and 36.32% for the corresponding periods in 2017. Management is still evaluating the impact of the recent changes in New Jersey tax laws on the Company’s effective tax rate for 2019.

FINANCIAL CONDITION

Total consolidated assets increased by $4.2 million, or 0.5%, from $887.4 million at December 31, 2017 to $891.6 million at September 30, 2018, reflecting an increase in loans receivable offset by a decrease in cash and investments.  Loans receivable, or “total loans,” increased from $721.2 million at December 31, 2017 to $744.1 million at September 30, 2018, an increase of $22.9 million, or 3.18%, net of the decrease in non-accrual loans of $7.8 million. Total cash and cash equivalents decreased from $92.6 million at December 31, 2017 to $86.1 million at September 30, 2018, a decrease of $6.5 million. The change in cash is mainly due to a decrease in deposit account balances. Total deposits decreased by $15.4 million to $772.9 million at September 30, 2018, from $788.3 million at December 31, 2017. The decrease is mainly due to outflows of government and municipal deposits attributable to the cyclical nature of real estate tax collections and payments, and the current competitive landscape of obtaining new deposits. Borrowings increased to $28.4 million as of September 30, 2018 from $13.4 million at December 31, 2017. The increase in borrowings was planned in order to offset amortization of existing borrowings and to fund loan growth. Total borrowings are less than 4.0% of total deposits.

Loans

Our loan portfolio is the primary component of our assets, which consists of commercial real estate, commercial & industrial, residential mortgages, consumer and home equity loans. Net loans, which exclude net deferred fees and costs and the allowance for loan losses, reached $735.1 million at September 30, 2018, an increase from $712.1 million at

December 31, 2017. Historically, we offered residential mortgage loans. Due to regulatory and compliance burdens associated with these loans, we no longer offer residential mortgage loans. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods, offset by commercial loan growth. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey, New York and a defined radius of the headquarters. We have a concentration of commercial loans collateralized by real estate. We believe that we will continue to have opportunities for commercial loan growth due, in part, to our experienced staff and relationship focused strategy. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

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

At September 30, 2018 the Bank had non-accrual loans of $10.7 million, compared to non-accrual loans totaling $18.4 million at year end 2017. The reduction of $7.8 million in non-accrual loans was mainly due to management’s continued focus on resolving non-performing loans. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine months ended September 30, 2018, the gross interest income that would have been recorded in such periods would have been approximately $127 thousand and $244 thousand, respectively.

Within its nonaccrual loans at September 30, 2018, the Bank had eight residential mortgage loans and four home equity loans that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions. At September 30, 2018, nonaccrual TDR loans had an outstanding balance of $4.6 million and had no specific reserves associated with them. At September 30, 2018, the Bank had accruing loans which met the definition of a TDR totaling $936 thousand.

Investment Securities

At September 30, 2018, total securities were $46.6 million, of which $40.7 million were classified as Available for Sale and $5.9 million we classified as Held to Maturity. The company has no securities classified as trading.

Deposits

Deposits remain our primary source of funds.  Total deposits decreased to $772.9 million at September 30, 2018 from $788.3 million at December 31, 2017, a decrease of $15.4 million, or 1.95%. Certificates of deposit increased by $936 thousand. Savings and interest bearing demand deposits decreased by $22.0 million for the first nine months of 2018.

Noninterest bearing demand deposit accounts increased by $5.7 million during the first nine months of 2018. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. The decline in deposits is substantially due to outflows of government and municipal deposits attributable to the cyclical nature of real estate tax collections and payments and the current competitive landscape of obtaining new deposits. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At September 30, 2018 and December 31, 2017, the Bank had outstanding borrowings of $28.3 million and $13.4 million, respectively, with the FHLBNY.

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

As of September 30, 2018, the Company had a $5 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at September 30, 2018.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At September 30, 2018, the Bank had $28.3 million of borrowed funds and a $40 million letter of credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $84.0 million as of September 30, 2018.

Our total deposits equaled $772.9 million and $788.3 million, respectively, at September 30, 2018 and December 31, 2017. Cash and cash equivalents decreased from $92.6 million on December 31, 2017 to $86.1 million at September 30, 2018.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which we anticipate, based upon certain assumptions, will re-price or mature in each of the future time periods presented.  Except as noted, the amount of assets and liabilities which re-price or mature during a particular period were determined in accordance with the earlier of the term to re-pricing or the contractual terms of the asset or liability. Our loan maturity assumptions are based upon actual maturities within the loan portfolio. At September 30, 2018, we were within the target gap range established by ALCO for all terms.

Cumulative Rate Sensitive Balance Sheet

September 30, 2018

(in thousands)

	0-3	0-6	0-1	0-5	All
	Months	Months	Year	Years	Others	TOTAL
Securities	$7,988	$7,988	$17,808	$35,076	$11,501	$46,577

Loans	64,521	79,265	137,575	480,556	263,541	744,097

Federal Funds sold and Interest-Bearing Deposits in Banks	83,657	83,657	83,657	83,657	—	83,657
Other Assets	—	—	—	—	17,309	17,309

TOTAL ASSETS	$156,166	$170,910	$239,040	$599,289	$292,351	$891,640

Transaction / Demand Accounts	$39,949	$39,949	$39,949	$39,949	$—	$39,949
Money Market	161,238	161,238	161,238	161,238	—	161,238
Savings Deposits	84,382	84,382	84,382	84,382	—	84,382
Time Deposits	57,883	99,751	140,326	347,985	—	347,985

Borrowed Funds	—	—	3,720	28,349	—	28,349
Other Liabilities	—	—	—	—	142,032	142,032
Equity	—	—	—	—	87,705	87,705

TOTAL LIABILITIES AND EQUITY	$343,452	$385,320	$429,615	$661,903	$229,737	$891,640

Dollar Gap	$(187,286)	$(214,410)	$(190,575)	$(62,614)
Gap / Total Assets	(21.00)%	(24.05)%	(21.37)%	(7.02)%
Target Gap Range	+/- 35.00%	+/- 30.00%	+/- 25.00%	+/- 25.00%
RSA / RSL	45.47%	44.36%	55.64%	90.54%

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

We continually evaluate interest rate risk management opportunities.  During the first nine months of 2018, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at September 30, 2018.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

September 30, 2018

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2018	2019	2020	2021	2022	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.58%	$61,521	$98,432	$49,543	$67,317	$105,583	$361,701	$744,097	$709,369

Securities	1.74%	7,988	16,228	10,860	—	—	11,501	46,577	46,577

Fed Funds Sold	1.42%	1,280	—	—	—	—	—	1,280	1,280

Interest-earning cash and time deposits	1.63%	82,377	—	—	—	—	—	82,377	82,377

Interest Rate Sensitive Liabilities:

Interest bearing transaction accounts	0.44%	201,187	—	—	—	—	—	201,187	201,187

Savings deposits	1.13%	84,382	—	—	—	—	—	84,382	84,382

Time deposits	1.82%	57,883	111,138	49,407	42,726	73,073	13,758	347,985	351,862

Borrowed Funds	2.26%	$—	$6,120	$10,000	$12,229	$—	$—	$28,349	$28,168

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

As of September 30, 2018, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2018, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

An investment in our common stock involves risks. Stockholders should carefully consider the risks described under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as supplemented by our subsequent Quarterly Reports on Form 10Q.

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

Bancorp of New Jersey, Inc.

Date: November 09, 2018	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)