Form 10-K
period 2018-12-31
Bancorp of New Jersey, Inc.
filed 2019-03-18
CIK 1390312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES   ☐   NO   ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) YES   ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company	☐

If an emerging growth company, indicate by check if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES   ☐   NO   ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $89,308,660 based on the last sale price as of such date.

The number of shares outstanding of the registrant’s common stock, no par value, outstanding as of March 04, 2019 was 7,293,366.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Shareholders to be held May 23, 2019, are incorporated by reference in Part III of this annual report on Form 10‑K.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on May 10, 2006.  The Bank operates from its corporate office at 750 East Palisade Avenue, Englewood Cliffs, New Jersey, 07632, and its nine branch offices located at 1365 Palisade Avenue, Fort Lee, New Jersey, 07024, 204 Main Street, Fort Lee, New Jersey, 07024, 401 Hackensack Avenue, Hackensack, New Jersey, 07601, 458 West Street, Fort Lee, New Jersey, 07024, 320 Haworth Avenue, Haworth, New Jersey, 07641, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677 and 750 East Palisade Avenue, Englewood Cliffs, New Jersey, 07632.

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

Market Area

The principal market for our deposit gathering and lending activities is within Bergen County in New Jersey.  The market is dominated by offices of large statewide and interstate banking institutions.  The market area has a relatively affluent population base of potential customers for our services and a diversified mix of commercial businesses and residential neighborhoods. In order to meet the demands of this market, the Company operates its corporate office in Englewood Cliffs, New Jersey and nine branch offices, three in Fort Lee, one in Hackensack, one in Haworth, one in Englewood, one in Cliffside Park, one in Woodcliff Lake, and one in Englewood Cliffs, all in Bergen County, New Jersey. We offer convenient branch hours, online banking, mobile banking and remote deposit capture for commercial customers.

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

The Bank competes with local, regional, and national commercial banks, savings banks, and savings and loan associations.  The Bank also competes with money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities. In addition, the banking industry in general has begun to face competition for deposit, credit and money management products from non-bank technology firms, or fintech companies, which may offer products independently or though relationships with insured depository institutions.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.  As a community bank however, our market area is concentrated in Bergen County, New Jersey, and 91.3% of our loan portfolio was collateralized by real estate, primarily in our market area, as of December 31, 2018.

Employees

At December 31, 2018, the Company employed eighty one full-time equivalent employees.  None of these employees are covered by a collective bargaining agreement.  The Company believes its relations with employees to be good.

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

These requirements apply to all insured depository institutions and to bank holding companies with at least $3 billion in consolidated assets. Therefore, these requirements only apply to the Bank, not the Company, at this time.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions, including stock repurchases, and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the 0.625% level, and was fully phased in at 2.5% on January 1, 2019.

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

At December 31, 2018, the Bank met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 11.17%; a ratio of tier 1 capital to risk-weighted assets of 11.17%; a ratio of total capital to risk-weighted assets of 12.26%; and a leverage ratio of 10.06%. As can be seen from these ratios, the Bank also satisfied its capital conservation buffer.

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

As of December 31, 2018, the Bank was classified as “well capitalized.”  This classification is primarily for the purpose of applying the federal prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the Bank.

Community Reinvestment Act

The CRA requires that banks meet the credit needs of all of their assessment area (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices), including those of low income areas and borrowers.  The CRA also requires that the FDIC assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community they serve. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory”.  The Bank’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications with Federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities.  As of December 31, 2018, the bank maintains a “satisfactory” CRA rating.

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

While designed primarily to reform the financial regulatory system, the Dodd-Frank Act also contains a number of corporate governance provisions that affect public companies with securities registered under the Exchange Act.  The Dodd-Frank Act requires the Securities and Exchange Commission to adopt rules which may affect our executive compensation policies and disclosure.  It also imposes a requirement that our independent auditor attest to and report on management’s assessment of internal control over financial reporting.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, including rules regulating compensation of residential mortgage loan originators and mortgage loan servicing practices, and defining qualified mortgage loans, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. In addition, certain provisions of the Dodd-Frank Act that were implemented have been amended. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business, financial condition, results of operations or cash flow. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions and/or have other impacts that are as of yet unknown to us.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses, any of which could have an adverse effect on our business, financial condition, results of operations, or cash flow.

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

Economic Growth, Regulatory Relief and Consumer Protection Act.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), adopted in May of 2018, was intended to provide regulatory relief to midsized and regional banks. While many of its provisions are aimed at larger institutions, such as raising the threshold to be considered a systemically important financial institution to $250 billion in assets from $50 billion in assets, many of its provisions will provide regulatory relief to those institutions with $10 billion or more in assets, as well as to those institutions with less than $10 billion in assets. Among other things, the EGRRCPA increased the asset threshold for depository institutions and holding companies to perform stress tests required under Dodd Frank from $10 billion to $250 billion, exempted institutions with less than $10 billion in consolidated assets from the Volcker Rule, raised the threshold for the requirement that publicly traded holding companies have a risk committee from $10 billion in consolidated assets to $50 billion in consolidated assets, directed the federal banking agencies to adopt a “community bank leverage ratio”, applicable to institutions and holding companies with less than $10 billion in assets, and to provide that compliance with the new ratio would be deemed compliance with all capital requirements applicable to the institution or holding company, and provided that residential mortgage loans meeting certain criteria and originated by institutions with less than $10 billion in total assets will be deemed to meet the “ability to repay rule” under the Truth in Lending Act. In addition, the EGRRCPA limited the definition of loans that would be subject to the higher risk weighting applicable to High Volatility Commercial Real Estate.

Many of the regulations needed to implement the EGRRCPA have yet to be promulgated by the federal banking agencies, and so it is still uncertain how full implementation of the EGRRCPA will affect the Company and the Bank.

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

Risks Applicable to Our Business:

Our business may be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

Our ability to implement and manage our business plan and our operations will depend upon our ability to continue to attract, hire and retain skilled employees. The loss of members of our senior management team, including those officers named in the summary compensation table of our proxy statement, could have a material adverse effect on our results or operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

We may need to raise additional capital to execute our business strategy.

In order to execute our business strategy, we will be required to maintain our regulatory capital ratios at levels higher than the minimum ratios set by our regulators. Our regulators generally seek higher capital bases for insured depository institutions experiencing strong growth and those with significant concentration in commercial real estate lending. In addition, the implementation of the Basel III regulatory capital requirements may require us to increase our regulatory capital ratios and raise additional capital. We can offer you no assurances that we will be able to raise capital in the future, or that the terms of any such capital will be beneficial to our existing security holders. In the event we are unable to raise capital in the future, we may not be able to continue our business strategy

We have a significant concentration in commercial real estate loans.

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

At December 31, 2018, the Bank had $641 million of commercial real estate loans, which represented 83.64% of the total loan portfolio. Our commercial real estate loans include loans secured by multifamily, owner-occupied and non-owner-occupied properties for commercial uses.

Concentrations in commercial real estate are also monitored by regulatory agencies and subject to scrutiny. Guidance from these regulatory agencies includes all commercial real estate loans, including commercial construction loans, in calculating our commercial real estate concentration but excludes owner-occupied commercial real estate loans. Based on this regulatory definition, our commercial real estate loans represented 543.89% of total risk-based capital.

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

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which could require us to increase our allowance for loan losses and will likely greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

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

Competition in originating loans and attracting deposits may adversely affect our profitability.

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

We have also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2018, governmental and municipal deposits accounted for $95.1 million in deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state owned bank formed, it could impede our ability to attract and retain governmental and municipal deposits.

Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations, which may increase our cost of funds.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. In addition, the banking industry in general has begun to face competition for deposit, credit and money management products from non-bank technology firms, or fintech companies, which may offer products independently or through relationships with insured depository institutions. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

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

The Bank’s ability to pay dividends is subject to regulatory limitations, which may impact the Company’s ability to pay dividends to its shareholders.

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

In addition, as described under “Capital Adequacy Guidelines,” banks and larger bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. As of January 1, 2019, the capital conservation buffer is 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

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

In connection with adopting its 2018 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been finalized, and so we cannot yet fully evaluate the impact of the legislation on our overall tax expense, the Company may lose the benefit of at least certain of the Company’s tax management strategies, and as a result our total tax expense may increase significantly.

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

A sustained increase in market interest rates could adversely affect our earnings if our cost of funds increases more rapidly than our yield on our earning assets, and compresses our net interest margin. In addition, the economic value of equity would decline if interest rates increase. For example, we estimate that as of December 31, 2018, a 200 basis point increase in interest rates would have resulted in our economic value of equity declining by approximately $13.8 million or 12.16%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis.”

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

For example, the Dodd-Frank Act may result in substantial new compliance costs. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. In addition, certain provisions of the Dodd-Frank Act that had been implemented have been amended by recent legislation. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

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

Our ability to compete successfully in the future will depend, to a certain extent, on whether we can anticipate and respond to technological changes. We offer electronic banking services for our consumer and business customers via our website, www.bonj.net, including Internet banking and electronic bill payment, as well as mobile banking by phone. We also offer check cards, ATM cards, credit cards, and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future. In addition, increased use of electronic banking creates opportunities for interruptions in service or security breaches, which could expose us to claims by customers or other third parties and damage our reputation. We cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that we will be able to maintain a secure electronic environment.

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

Holders

As of March 04, 2019, there were approximately 1,160 shareholders of our common stock, which includes an estimate of shareholders who hold their shares in street name.

Securities Authorized for Issuance under Equity Compensation Plans

The following tables summarize our equity compensation plan information as of December 31, 2018:

Number of shares
	Number of shares		of common stock
	of common stock		remaining
	to be issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans

Equity Compensation Plans approved by security holders:
2006 Stock Option Plan	51,174	$10.13	—

2007 Non-Qualified Stock Option Plan for Directors	—	$—	—

2011 Equity Incentive Plan	43,680	$11.66	102,018

Equity compensation plans not approved by security holders	—	—	—

Total	94,854	$10.84	102,018

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

Overview and Strategy

Our bank charter was approved in April 2006 and the Bank opened for business on May 10, 2006. Our corporate office is located at 750 East Palisade Avenue, Englewood Cliffs, NJ 07632 and our current nine branch offices are located at 1365 Palisade Avenue, Fort Lee, NJ 07024, 204 Main Street, Fort Lee, NJ  07024, 401 Hackensack Avenue, Hackensack, NJ 07601, 458 West Street, Fort Lee, NJ 07024, 320 Haworth Avenue, Haworth, NJ 07641, 104 Grand Avenue, Englewood, NJ 07631, 354 Palisade Avenue, Cliffside Park, NJ 07010, 585 Chestnut Ridge Road, Woodcliff Lake, NJ 07677, and 750 East Palisade Avenue, Englewood Cliffs, NJ, 07632.

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

At December 31, 2018 and 2017, respectively, we consider the ALLL of $8.4 million and $8.3 million adequate to absorb probable losses inherent in the loan portfolio. For further discussion, see “Provision for Loan Losses”, “Loan Portfolio”, “Loan Quality”, and “Allowance for Loan Losses” sections below in this discussion and analysis, as well as Note 1-Summary of Significant Accounting Policies and Note 3-Loans and Allowance for Loan Losses in the Notes to Financial Statements included in Part II, Item 8 of this annual report.

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

Impairment of Assets

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement.  The collection of all amounts due according to contractual terms means both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  The fair value of collateral, which is discounted from the appraised value to estimate the selling price and costs, is used if a loan is collateral-dependent.  At December 31, 2018 and 2017, the Company had twenty seven and thirty seven impaired loans, respectively.  All of these loans have been measured for impairment using various measurement methods, including fair value of collateral.

Periodically, we may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In any such instance, we would consider many factors including the severity and duration of the impairment, our intent to sell a debt security prior to recovery and/or whether it is more likely than not we will have to sell the debt security prior to recovery. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). We believe the unrealized losses at December 31, 2018 were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018. At December 31, 2018 and 2017, respectively, we did not have any other-than-temporarily impaired securities.

RESULTS OF OPERATIONS - Years ended December 31, 2018 and 2017

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

Net Income

For the year ended December 31, 2018, net income increased by $1.9 million, to $5.5 million from $3.6 million for the year ended December 31, 2017. The increase in net income for the year was driven by an increase in net interest income, and a decrease in tax expense related to a $1.4 million deferred tax asset re-measurement for the year ended December 31, 2017 and a lower federal corporate tax rate in 2018 provided by the Tax Cuts and Jobs Act (the “Tax Act”) signed in to law on December 22, 2017. For the year ended December 31, 2018, there was also an increase in the provision for loans losses and total non-interest expenses.

On a per share basis, basic and diluted earnings per share for the year ended December 31, 2018 were $0.77, as compared to basic and diluted earnings per share of $0.55 and $0.54, respectively, for the year ended December 31, 2017.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  Interest income on total loans increased by $3.2 million for the year ended December 31, 2018 as compared to December 31, 2017. The increase in interest income was primarily due to loan growth and the recognition in interest income of approximately $525 thousand on non-accrual loans which were resolved during 2018. Average total loans increased by $54.1 million in 2018 to $738.5 million from $684.4 million in 2017. Total interest expense increased by $1.7 million to $9.3 million compared to $7.6 million in the prior year. The increase in interest expense was due to higher interest rates on deposits as market rates continue to increase in our market area and the cost associated with increased borrowings during 2018. Average borrowings increased to $25.3 million at December 31, 2018 from $18.1 million at December 31, 2017. We continue to face significant competition for deposits. Average non-interest-bearing deposits slightly decreased to $135 million in 2018 from $136 million in 2017.

Average Balance Sheets

The following table sets forth certain information relating to our average assets and liabilities for the years ended December 31, 2018, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown.  The taxable equivalent adjustment for 2018, 2017, and 2016 was $71, $60, and $37 thousand, respectively.  Securities available for sale are reflected in the following table at average amortized cost.  Nonaccrual loans are included in the average loan balance.   Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 26% in 2018, and 40% in 2017 and 2016.

For the years ended December 31,

(dollars in thousands)

	2018			2017			2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
ASSETS:
Interest-Earning Assets:
Loans	$738,477	33,953	4.60%	$684,390	30,707	4.49%	$653,534	30,242	4.63%
Securities	55,274	987	1.79	65,384	922	1.41	67,198	788	1.17
Federal Funds Sold	1,880	27	1.44	1,454	37	2.54	1,146	32	2.79
Interest-earning cash accounts	70,969	1,216	1.71	103,812	1,035	1.00	87,822	385	0.44
Total interest-earning Assets	866,600	36,183	4.18%	855,040	32,701	3.82%	809,700	31,447	3.88%
Non-interest earning Assets	22,319			22,654			21,161
Allowance for Loan Losses	(8,147)			(8,117)			(8,257)
	$880,772			$869,577			$822,604

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Demand Deposits	$44,936	$67	0.15%	$31,619	$67	0.21%	$35,069	$75	0.21%
Savings Deposits	95,139	1,080	1.14	112,359	1,038	0.92	98,127	901	0.92
Money Market Deposits	145,490	1,098	0.75	152,299	651	0.43	133,605	547	0.41
Time Deposits	345,456	6,459	1.87	335,303	5,577	1.66	315,303	5,026	1.59
Borrowed Funds	25,272	607	2.40	18,108	278	1.54	30,227	425	1.41
Total Interest Bearing Liabilities	656,293	9,311	1.42%	649,688	7,611	1.17%	612,331	6,974	1.14%
Non-Interest Bearing Liabilities:
Demand Deposits	134,956			136,043			132,098
Other Liabilities	2,986			3,144			2,756
Total Non-Interest Bearing Liabilities	137,942			139,187			134,854
Stockholders’ Equity	86,537			80,702			75,419
LIABILITIES AND
STOCKHOLDERS’ EQUITY:	$880,772			$869,577			$822,604

Net Interest Income
(Tax Equivalent Basis)		$26,872			$25,090			$24,473
Tax Equivalent Basis adjustment		(71)			(60)			(37)
Net Interest Income		$26,801			$25,030			$24,436
Net Interest Rate Spread			2.76%			2.65%			2.74%
Net Interest Margin			3.10%			2.93%			3.02%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32			1.32

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for the years ended December 31, 2018 and 2017, respectively (in thousands). Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	Year ended December 31,			Year ended December 31,
	2018 compared with 2017			2017 compared with 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$2,478	$768	$3,246	$1,296	$(830)	$466
Securities	(81)	135	54	(20)	131	111
Federal funds sold	21	(31)	(10)	8	(3)	5
Interest bearing deposits in banks	(145)	326	181	81	568	649
Total interest income	2,273	1,198	3,471	1,365	(134)	1,231

Interest expense:
Demand deposits	—	—	—	(8)	—	(8)
Savings deposits	(75)	117	42	137	—	137
Money market deposits	(29)	476	447	77	27	104
Time deposits	170	712	882	325	226	551
Borrowed funds	136	193	329	(191)	44	(147)
Total interest expense	202	1,498	1,700	340	297	637
Change in net interest income	$2,071	$(300)	$1,771	$1,025	$(431)	$594

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance.  The provision for loan losses was $1.2 million and $400 thousand for the years ended December 31, 2018 and 2017, respectively. The larger provision for loan losses in 2018 reflects the continued growth in the loan portfolio and the charge-offs in the current year related to resolving non-performing loans. The allowance for loan losses to total loans was 1.10% and 1.15% at December 31, 2018 and 2017, respectively.

Non-Interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts. For the year ended December 31, 2018, non-interest income decreased to $420 thousand from $448 thousand during the year ended December 31, 2017.

Non-Interest Expenses

Non-interest expense for the year ended December 31, 2018 was $19.0 million compared to $17.8 million for the year ended December 31, 2017, an increase of $1.1 million, or 6.31%.  The increase was in salaries and employee benefits, occupancy and equipment and legal expenses, which were partially offset by decreases in FDIC premiums and related expenses, professional fees and data processing expenses. In support of the new core system and its enhanced technology platforms, additional resources were required including a senior relationship manager, and online banking and cyber-security resources.

Income Tax Expense

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2018 and 2017 was $1.6 million and $3.7 million, respectively, representing a decrease of approximately $2.1 million.  The decrease in the income tax expense for 2018 as compared to 2017 was due to the new Tax Act that was signed into law on December

22, 2017, and which reduced corporate tax rates starting in 2018. The new tax rate of 21%, reduced from 34% yielded a DTA re-measurement expense of approximately $1.4 million for the year ended December 31, 2017.  The effective tax rate for 2018 was 23% compared to 50.7% for 2017.

FINANCIAL CONDITION — Years ended December 31, 2018 and December 31, 2017

Total consolidated assets declined by $3.7 million, or approximately 0.4%, from $887.4 million at December 31, 2017 to $883.7 million at December 31, 2018. Loans receivable, or “total loans,” increased from $721.2 million at December 31, 2017 to $765.9 million at December 31, 2018, an increase of approximately $44.7 million, or 6.2%.  Total cash and cash equivalents decreased from $92.6 million at December 31, 2017 to $64.5 million at December 31, 2018, a decrease of $28.1 million. The decrease in cash is mainly due to a decrease in deposit account balances. Total deposits decreased by $51.6 million to $736.7 million at December 31, 2018, from $788.3 million at December 31, 2017. The decrease is mainly due to outflows of government and municipal deposits at year end. Borrowed funds increased to $51.7 million at December 31, 2018 from $13.4 million at December 31, 2017. The increase in borrowings was planned in order to offset amortization of existing borrowings and to fund loan growth.

Loan Portfolio

Our loan portfolio is the primary component of our assets.  Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased by 6.3% to reach $756.6 million at December 31, 2018 from $712.1 million at December 31, 2017. Historically, we offered residential mortgage loans. However, in light of the increasing regulatory and compliance burdens associated with these loans, they have become a less significant part of our business strategy. As a result, we expect our portfolio of residential mortgage loans to continue to decrease in future periods. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey and New York. We believe that we will continue to have opportunities for commercial loan growth due in part, to our experienced staff and relationship focused strategy, and this commercial loan growth should help mitigate the run-off in the residential portfolio.

Our loan portfolio consists of commercial real estate, commercial & industrial, residential mortgages, consumer and home equity loans.  Commercial & industrial loans are made for the purpose of providing working capital primarily for construction, financing the purchase of income producing properties, purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential investment property. We have a concentration of commercial loans collateralized by real estate, representing 83.6% of our loan portfolio.

We have not made any sub-prime loans. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

The following table sets forth the classification of the Company’s loans by major category as of December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands):

	December 31,
	2018	2017	2016	2015	2014

Commercial real estate	$640,627	$573,941	$492,296	$460,396	$431,727
Residential mortgages	58,281	66,497	78,961	48,698	56,079
Commercial and industrial	24,852	27,237	30,259	69,855	75,174
Home equity	41,833	53,199	58,399	63,308	69,631
Consumer	326	317	656	2,805	1,347
Total Loans	$765,919	$721,191	$660,571	$645,062	$633,958

The following table sets forth the maturity of fixed and adjustable rate loans as of December 31, 2018 (in thousands):

	Within	1 to 5	After 5
	One Year	Years	Years	Total
Loans with Fixed Rate
Commercial real estate	$26,028	$22,731	$102,384	$151,143
Residential mortgages	8,511	2,947	27,919	39,377
Commercial and industrial	3,740	5,699	2,810	12,249
Home equity	—	—	288	288
Consumer	73	30	65	168

Loans with Adjustable Rate
Commercial real estate	$65,953	$332,553	$90,978	489,484
Residential mortgages	6,441	11,244	1,219	18,904
Commercial and industrial	10,908	1,695	—	12,603
Home equity	41,545	—	—	41,545
Consumer	158	—	—	158

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

As of December 31, 2018 the Bank had twenty four non-accrual loans totaling approximately $9.4 million, compared to thirty four non-accrual loans totaling $18.4 million at year end 2017. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the year ended December 31, 2018, the gross interest income that would have been recorded would have been approximately $463 thousand.

Within its nonaccrual loans at December 31, 2018, the Bank had eight residential mortgage loans and four home equity loans that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions. At December 31, 2018, nonaccrual TDR loans had an outstanding balance of $4.5 million and had no specific reserves connected with them.  At December 31, 2018, accruing TDR loans had an outstanding balance of $2.3 million. The modifications to these loans did not involve principal forgiveness.

As of December 31, 2017, the Bank had thirty four nonaccrual loans totaling approximately $18.4 million. If interest had been accrued on these non-accrual loans, the interest income recognized would have been approximately $636 thousand.

The following table sets forth certain information regarding the Company’s impaired loans, nonaccrual loans, troubled debt restructured loans, accruing loans 90 days or more past due, and OREO as of December 31, 2018, 2017, 2016, 2015, and 2014:

	2018	2017	2016	2015	2014
Nonaccrual loans
Commercial real estate	$1,678	$3,344	$5,992	$842	$1,787
Residential mortgages	5,129	9,052	3,907	3,992	4,279
Commercial and industrial	1,802	2,957	3,256	—	—
Home equity	778	3,073	5,597	2,522	2,453
Total nonaccrual loans	9,387	18,426	18,752	7,356	8,519

Impaired but accruing
Commercial real estate	6,513	8,210	9,209	—	—
Home equity	38	54	55	—	—
Total accruing impaired loans	6,551	8,264	9,264	—	—

Performing troubled debt restructured loans
Commercial real estate	—	—	—	—	—
Residential mortgages	2,232	637	—	532	175
Home equity	42	—	—	104	60
Total performing impaired and troubled debt restructured loans	2,274	637	—	636	235

Total impaired loans	18,212	27,327	28,016	7,992	8,754
Other real estate owned	511	415	614	512	897
Total impaired loans and other nonperforming assets	$18,723	$27,742	$28,630	$8,504	$9,651

At December 31, 2018, the Bank had one loan in the amount of $830 thousand greater than 90 days delinquent and still accruing interest. In each of the other years shown in the table above, the Bank had no loans greater than 90 days delinquent that were accruing interest.

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

Allowance for Loan Losses

Our ALLL totaled $8.4 million, $8.3 million and $8.3 million, respectively, at December 31, 2018, 2017, and 2016.

The following is an analysis of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	2018	2017	2016	2015	2014

Balance, January 1	$8,317	$8,287	$8,020	$7,192	$5,775

Charge-offs:
Residential mortgages	(100)	(49)	(158)	—	(32)
Consumer loans	—	(96)	(1)	—	(93)
Home equity	(958)	(171)	(155)	—	(72)
Commercial and industrial	(48)	(90)	(1,026)	(264)	(327)
Commercial real estate	(47)	—	—	(60)	(940)

Recoveries:
Residential mortgages	33	—	—	—	—
Commercial real estate	30	30	35	226	—
Commercial and industrial	9	1	2	2	4
Consumer loans	7	5	—	—	—

Net charge-offs	(1,074)	(370)	(1,303)	(96)	(1,460)
Reclass reserve for unfunded loans	—	—	—	—	(198)
Provision charged to expense	1,150	400	1,570	924	3,075
Balance, December 31	$8,393	$8,317	$8,287	$8,020	$7,192

Ratio of net charge-offs to average loans
Outstanding	0.15%	0.05%	0.20%	0.27%	0.27%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated (dollars in thousands):

	2018			2017
			% of			% of
		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable
Residential and commercial real estate	$6,850	81.62%	91.26%	$6,239	75.02%	88.82%
Commercial and industrial	231	2.75%	3.24%	575	6.91%	3.78%
Home equity	733	8.73%	5.46%	403	4.85%	7.36%
Consumer	20	0.24%	0.04%	50	0.60%	0.04%
	7,834	93.34%	100.00%	7,267	87.38%	100.00%
Unallocated	559	6.66%		1,050	12.62%
	$8,393	100.00%		$8,317	100.00%

	2016			2015			2014
			% of			% of			% of
		% of	Total		% of	Total		% of	Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Balance applicable to:
Residential and commercial real estate	$6,479	78.18%	86.48%	$6,138	76.53%	78.92%	$5,298	73.67%	76.95%
Commercial and industrial	809	9.76%	4.58%	1,066	13.29%	10.83%	1,128	15.68%	11.86%
Home equity	425	5.13%	8.84%	573	7.14%	9.81%	500	6.95%	10.98%
Consumer	6	0.07%	0.10%	39	0.49%	0.44%	24	0.33%	0.21%
	7,719	93.14%	100.00%	7,816	97.45%	100.00%	6,950	96.63%	100.00%
Unallocated	568	6.86%		204	2.55%		242	3.37%
	$8,287	100.00%		$8,020	100.00%		$7,192	100.00%

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

Investment Securities

In addition to our loan portfolio, we maintain an investment portfolio which is available to fund increased loan demand or deposit withdrawals and other liquidity needs, and which provides an additional source of interest income.  During 2018 and 2017, the portfolio was composed of U.S. Treasury securities, obligations of U.S. Government Agencies and MBS and obligations of states and political subdivisions.

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

At December 31, 2018, total securities aggregated $38.1 million, of which $32.3 million were classified as AFS and $5.8 million were classified as HTM.  The Company had no securities classified as trading.

The following table sets forth the carrying value of the Company’s security portfolio as of the December 31, 2018, 2017, and 2016, respectively (in thousands):

	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprise obligations	$26,704	$26,265	$47,439	$47,072	$55,506	$55,321
U.S. Treasury obligations	6,171	6,028	6,286	6,162	6,400	6,268
Total available for sale	32,875	32,293	53,725	53,234	61,906	61,589

Held to Maturity
Obligations of states and political subdivisions	5,852	5,852	6,058	6,058	7,343	7,343
Total held to maturity	5,852	5,852	6,058	6,058	7,343	7,343
Total Investment Securities	$38,727	$38,145	$59,783	$59,292	$69,249	$68,932

The following tables set forth as of December 31, 2018 and 2017, the maturity distribution of the Company’s debt investment portfolio (in thousands):

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2018	Cost	Value	Cost	Value	Yield

1 year or less
Government sponsored enterprise obligations	$—	$—	$10,491	$10,403	1.46%
Obligations of states and political subdivisions	5,852	5,852	—	—	1.80%
	5,852	5,852	10,491	10,403	1.58%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	4,949	4,869	1.91%
U.S. Treasury obligations	—	—	6,171	6,028	1.10%
	—	—	11,120	10,897	1.46%
Greater than five years
Government sponsored enterprise obligations	—	—	11,264	10,993	2.05%
	—	—	11,264	10,993	2.05%

Total	$5,852	$5,852	$32,875	$32,293	1.68%

	Securities Held to Maturity		Securities Available for Sale		Weighted
	Amortized	Fair	Amortized	Fair	Average
2017	Cost	Value	Cost	Value	Yield

1 year or less
Government sponsored enterprise obligations	$—	$—	$18,047	$17,933	0.93%
Obligations of states and political subdivisions	6,058	6,058	—	—	1.50%
	6,058	6,058	18,047	17,933	1.07%
After 1 year to 5 years
Government sponsored enterprise obligations	—	—	15,406	15,303	1.61%
U.S. Treasury obligations	—	—	6,286	6,162	1.10%
	—	—	21,692	21,465	1.46%

Greater than five years
Government sponsored enterprise obligations	—	—	13,986	13,836	2.06%
	—	—	13,986	13,836	2.06%

Total	$6,058	$6,058	$53,725	$53,234	1.44%

During 2018 and 2017, the Company did not sell any securities from its portfolio. The decrease in the portfolio is due to calls and maturities of securities.

Deposits

Deposits remain our primary source of funds.  Total deposits decreased to $736.7 million at December 31, 2018 from $788.3 million at December 31, 2017, a decrease of $51.6 million, or 6.5%. Total brokered deposits were $16.9 million and $25.4 million at December 31, 2018 and 2017 respectively. The Bank seeks to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments, and the increasingly competitive rates required to obtain and retain these deposits. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

The following table sets forth the actual amount of various types of deposits for each of the periods indicated:

December 31,

(dollars in thousands)

	2018		2017		2016
		Average		Average		Average
	Amount	Yield/Rate	Amount	Yield/Rate	Amount	Yield/Rate
Non-interest bearing demand	$118,489		$133,661		$137,564
Interest bearing demand and money markets	239,671	0.61%	200,304	0.39%	174,396	0.37%
Savings	58,437	1.14%	107,279	0.92%	113,286	0.92%
Time deposits	320,105	1.87%	347,049	1.59%	292,742	1.59%
	$736,702		$788,293		$717,988

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity of time deposits of denominations of $100,000 or more as of December 31, 2018 (in thousands):

Three months or less	$38,244
Over three months through 6 months	19,654
Over six months through twelve months	55,118
Over one year through three years	82,752
Over three years	71,005
$266,773

Return on Equity and Assets

The following table summarizes our (i) return on average assets, or net income divided by average total assets, (ii) return on average equity, or net income divided by average equity, (iii) equity to assets ratio, or average equity divided by average total assets and (iv) dividend payout ratio, or dividends declared per share divided by net income.

	At or for the year ended December 31,
Selected Financial Ratios:	2018	2017	2016
Return on Average Assets (ROA)	0.62%	0.41%	0.49%
Return on Average Equity (ROE)	6.33%	4.43%	5.31%
Equity to Total Assets	9.83%	9.39%	9.38%
Dividend Payout Ratio	0.07%	19.49%	28.19%

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

As of December 31, 2018, the Company had a $5.0 million line of credit with Atlantic Community Bankers Bank. In addition, the Bank had a $16.0 million overnight line of credit with Zions First National Bank, a $12.0 million overnight line of credit with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at December 31, 2018.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At December 31, 2018, we have $51.7 million of borrowed funds and a $40 million Municipal Letter of Credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $54.1 million as of December 31, 2018.

Total deposits equaled $736.7 million and $788.3 million, respectively, at December 31, 2018 and 2017. Cash and cash equivalents decreased from $92.6 million at December 31, 2017 to $64.5 million at December 31, 2018.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models to measure the potential impact to the Bank of future changes in interest rates. As of December 31, 2018, the results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next two-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2018, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 4.7%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.2%.

Based on our model, which was run as of December 31, 2018, we estimated that over the next two years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.9%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.6%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows. The economic value of equity is likely to be different as interest rates change. Our EVE as of December 31, 2018, would decline by 12.2% with an instantaneous rate shock of up 200 basis points, and increase by 4.4% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII as of December 31, 2018 with dollars in thousands:

			Estimated Change in					Estimated Change in
Interest Rates		Estimated	EVE		Interest Rates		Estimated	NII (12 month)
(basis points)		EVE	Amount	%	(basis points)		NII	Amount	%
+	400	$83,790	$(29,484)	(26.0)	+	400	$26,731	$2,163	8.8
+	300	91,536	(21,738)	(19.2)	+	300	26,230	1,662	6.8
+	200	99,494	(13,780)	(12.2)	+	200	25,717	1,149	4.7
+	100	107,494	(5,780)	(5.1)	+	100	25,152	584	2.4
	0	113,274	—	—		0	24,568	—	—
-	100	118,259	4,985	4.4	-	100	23,786	(782)	(3.2)
-	200	125,921	12,647	11.2	-	200	22,887	(1,681)	(6.8)

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities.  Thus, we actively monitor and manage our interest rate risk exposure.

Our profitability is affected by fluctuations in interest rates.  A sudden and substantial increase or decrease in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  We monitor the impact of changing interest rates on our net interest income using several tools, two of which are described above.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on our asset-liability structure to control interest rate risk.

We continually evaluate interest rate risk management opportunities.  During 2018, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at December 31, 2018.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

December 31, 2018

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2019	2020	2021	2022	2023	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.60%	$163,358	$35,367	$60,853	$126,985	$153,694	$225,662	$765,919	$737,416

Securities	1.79%	16,255	10,897	—	—	—	10,993	38,145	38,145

Fed Funds Sold	1.44%	1,977	—	—	—	—	—	1,977	1,977

Interest-earning cash and time deposits	1.71%	59,024	—	—	—	—	—	59,024	59,024

Interest Rate Sensitive Liabilities:

Interest bearing transaction accounts	0.61%	239,671	—	—	—	—	—	239,671	239,671

Savings deposits	1.14%	58,437	—	—	—	—	—	58,437	58,437

Time deposits	1.87%	135,103	55,728	40,123	73,638	15,513	—	320,105	323,343

Borrowed Funds	2.40%	$19,609	$20,000	$12,049	$—	$—	$—	$51,658	$51,681

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation, as well as countercyclical capital buffers, which increase the required amount of capital in times of economic expansion, consistent with safety and soundness, began for all banking organizations on January 1, 2016 at the 0.625% level, and is 2.5% effective January 1, 2019.

The following table summarizes the Bank’s risk-based capital and leverage ratios at December 31, 2018, as well as regulatory capital category definitions:

				To Be Well
		Minimum Required	Minimum Capital	Capitalized Under
		For Capital	With Phase-in	Prompt Corrective
	December 31, 2018	Adequacy Purposes	Buffer Schedule	Action Regulations
Risk-Based Capital:
Common Equity Tier 1 Capital	11.17%	4.50%	6.375%	6.50%
Tier 1 Capital Ratio	11.17%	6.00%	7.875%	8.00%
Total Capital Ratio	12.26%	8.00%	9.875%	10.00%
Leverage Ratio	10.06%	4.00%	N/A	5.00%

As we continue to employ our capital and continue to grow our operations, we expect to remain a “well-capitalized” institution. Our capital planning will be guided based on our loan growth.

As the Company has less than $3.0 billion in consolidated assets, it is not subject to minimum consolidated capital ratio requirements.

See “Regulatory Capital Changes” in Part I, Item 1 of this report for additional information regarding regulatory capital requirements.

Contractual Obligations

As of December 31, 2018, the Company had the following contractual obligations as provided in the table below (in thousands):

	Payment due by Period
					Total
	Less than	1 to 3	4 to 5	After 5	Amounts
	1 year	years	years	years	Committed
Minimum annual rental under non-cancelable operating leases	$1,174	$1,526	$641	$592	$3,933
Remaining contractual maturities of borrowed funds	19,609	32,049	—	—	51,658
Remaining contractual maturities of time deposits	135,103	95,851	89,151	—	320,105
Total Contractual Obligations	$155,886	$129,426	$89,792	$592	$375,696

Additionally, the Bank had certain commitments to extend credit to customers.  A summary of commitments to extend credit at December 31, 2018 is provided as follows (in thousands):

Commercial real estate, construction, and land development secured by land	$54,675
Home equities	34,533
Standby letters of credit and other	2,992
$92,200

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bancorp of New Jersey, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bancorp of New Jersey, Inc. and subsidiary (collectively the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

We have served as the Company’s auditor since 2016

/s/   Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

March 18, 2019

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(Dollars in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$3,541	$1,627
Interest bearing deposits	59,024	90,540
Federal funds sold	1,977	452
Total cash and cash equivalents	64,542	92,619
Interest bearing time deposits	500	1,000
Securities available for sale	32,293	53,234
Securities held to maturity (fair value $5,852 and $6,058 at December 31, 2018 and December 31, 2017, respectively)	5,852	6,058
Restricted investment in bank stock, at cost	3,239	1,380
Loans receivable	765,919	721,191
Deferred loan fees and costs, net	(937)	(798)
Allowance for loan losses	(8,393)	(8,317)
Net loans	756,589	712,076
Premises and equipment, net	13,440	13,725
Accrued interest receivable	2,841	2,695
Other real estate owned	511	415
Other assets	3,929	4,205
Total assets	$883,736	$887,407
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$118,489	$133,661
Savings and interest bearing transaction accounts	298,108	307,583
Time deposits $250 and under	213,855	231,224
Time deposits over $250	106,250	115,825
Total deposits	736,702	788,293
Borrowed funds	51,658	13,385
Accrued expenses and other liabilities	6,269	2,420
Total liabilities	794,629	804,098
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 7,295,466 at December 31, 2018 and 6,932,690 at December 31, 2017	76,713	70,182
Retained earnings	12,814	13,482
Accumulated other comprehensive loss	(420)	(355)
Total stockholders’ equity	89,107	83,309
Total liabilities and stockholders’ equity	$883,736	$887,407

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2018 and 2017

(Dollars in thousands, except per share data)

	2018	2017
Interest income:
Loans, including fees	$33,953	$30,707
Securities	916	862
Interest-earning deposits in banks	1,234	1,065
Federal funds sold	9	7
Total interest income	36,112	32,641
Interest expense:
Savings and money markets	2,245	1,756
Time deposits	6,459	5,577
Borrowed funds	607	278
Total interest expense	9,311	7,611
Net interest income	26,801	25,030
Provision for loan losses	1,150	400
Net interest income after provision for loan losses	25,651	24,630
Non interest income
Fees and service charges on deposit accounts	420	448
Total non interest income	420	448
Non interest expense
Salaries and employee benefits	10,075	9,012
Occupancy and equipment expense	3,345	2,966
FDIC and state assessments	547	729
Legal fees	612	398
Other real estate owned related expenses	12	70
Professional fees	895	1,248
Data processing	1,052	1,433
Other operating expenses	2,418	1,975
Total non interest expenses	18,956	17,831
Income before income taxes	7,115	7,247
Income tax expense	1,634	3,673
Net income	$5,481	$3,574
Earnings per share:
Basic	$0.77	$0.55
Diluted	$0.77	$0.54

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2018 and 2017

(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017

Net income	$5,481	$3,574
Other comprehensive loss
Unrealized losses on securities available for sale, net of deferred income tax benefit of $26 and $69, respectively	(65)	(104)
Comprehensive income	$5,416	$3,470

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018 and 2017

(Dollars in Thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2017	61,524	15,813	(193)	77,144
Exercise of stock options	2,993	—	—	2,993
Stock based compensation	397	—	—	397
Dividends on common stock ($0.10 per share)	—	(693)	—	(693)
Net income	—	3,574	—	3,574
5% Stock dividend (319,294 shares)	5,270	(5,270)	—	—
Dividends in lieu of fractional shares of stock dividend	(2)	—	—	(2)
Reclassification related to adoption of ASU 2018-02	—	58	(58)	—
Other comprehensive loss, net of tax	—	—	(104)	(104)
Balance at December 31, 2017	70,182	13,482	(355)	83,309

Exercise of stock options	7	—	—	7
Stock based compensation	379	—	—	379
Net income	—	5,481	—	5,481
5% Stock dividend (347,214 shares)	6,149	(6,149)	—	—
Dividends in lieu of fractional shares of stock dividend	(4)	—	—	(4)
Other comprehensive loss, net of tax	—	—	(65)	(65)
Balance at December 31, 2018	$76,713	$12,814	$(420)	$89,107

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018 and 2017

(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,481	$3,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	400
Amortization of securities premiums	175	193
Deferred income taxes	210	1,028
Depreciation	862	669
Stock based compensation	379	397
Accretion of net loan origination fees and costs	139	212
Loss on sale disposition of fixed assets	35	—
Gain on sale of other real estate owned	—	(18)
Write down of other real estate owned	—	41
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(146)	(329)
Decrease in other assets	92	210
Increase in accrued interest payable and other liabilities	3,850	121
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,227	6,498

Cash flows from investing activities:
Purchases of securities available for sale	—	(15,064)
Purchases of securities held to maturity	(5,852)	(10,148)
Proceeds from maturities of securities held to maturity	6,058	11,433
Proceeds from calls, maturities and other principal payments of securities available for sale	20,674	23,052
Proceeds from maturities of certificates of deposit	500	—
Purchase of restricted investment in bank stock	(2,161)	(56)
Proceeds from calls of restricted investment of bank stock	302	659
Proceeds from sale of other real estate owned	415	176
Net increase in loans	(46,313)	(60,990)
Purchases of premises and equipment	(612)	(897)
NET CASH USED IN INVESTING ACTIVITIES	(26,989)	(51,835)

Cash flows from financing activities:
Net (decrease) increase in deposits	(51,591)	70,305
Net increase (decrease) in borrowed funds	38,273	(11,623)
Dividends paid	(4)	(695)
Proceeds from exercise of stock options	7	2,993
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,315)	60,980
(Decrease) increase in cash and cash equivalents	(28,077)	15,643
Cash and cash equivalents at beginning of year	92,619	76,976
CASH AND CASH EQUIVALENTS, END OF YEAR	$64,542	$92,619
Supplemental information:
Cash paid during the year for:
Interest	$9,159	$7,476
Income taxes	$994	$2,605

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$511	$—

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period indicated.  Actual results could differ significantly from those estimates. Certain 2017 information has been reclassified for consistency with the 2018 presentation.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that are probable and reasonable to estimate. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio and unfunded commitments, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Loans classified as TDRs are designated as impaired and evaluated for impairment until they are ultimately repaid in full or foreclosed and sold.  Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

In addition to the Company’s methodology, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Management believes the level of the allowance for loan losses was adequate to absorb losses inherent in the loan portfolio as of December 31, 2018.

Other Real Estate Owned

Other real estate owned consists of real estate acquired by foreclosure or deed in lieu and is initially recorded at fair value, less estimated selling costs, establishing a new cost basis.  Subsequent to foreclosure, revenues are included in non-interest income and expenses from operations and lower of cost or market changes in the valuation are included in non-interest expenses.

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

The Company recorded stock-based compensation expense of $379 thousand and $397 thousand during 2018 and 2017, respectively.  At December 31, 2018, the Company had $29 thousand of unrecognized compensation expense related to stock options.  At December 31, 2018, the Company had $250 thousand of unrecognized compensation expense related to unvested restricted stock.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses totaled $281 thousand and $216 thousand for 2018 and 2017, respectively and are included in other operating expenses.

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

Restricted Investment in Bank Stock

Restricted investment in bank stocks which represent required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) of $3.14 million and  Atlantic Community Bankers Bank, (“ACBB”) of $100 thousand respectively as of December 31, 2018.  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.

Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2018.

Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of New York (“FRBNY”). At December 31, 2018 and 2017, these reserve balances amounted to $4.8 million and $3.8 million, respectively, and are reflected in interest bearing deposits in banks.

NOTE 2.              Securities

A summary of securities held to maturity and securities available for sale at December 31, 2018 and 2017 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2018	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,852	$—	$—	$5,852
Total securities held to maturity	5,852	—	—	5,852

Securities Available for Sale:
U.S. Treasury securities	6,171	—	(143)	6,028
Government sponsored enterprise obligations
Agency backed	15,440	—	(168)	15,272
Mortgage backed	11,264	—	(271)	10,993
Total securities available for sale	32,875	—	(582)	32,293

	$38,727	$—	$(582)	$38,145

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2017	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$6,058	$—	$—	$6,058
Total securities held to maturity	6,058	—	—	6,058

Securities Available for Sale:
U.S. Treasury securities	6,286	—	(124)	6,162
Government sponsored enterprise obligations
Agency backed	33,453	—	(218)	33,235
Mortgage backed	13,986	—	(149)	13,837
Total securities available for sale	53,725	—	(491)	53,234

	$59,783	$—	$(491)	$59,292

For the year ended December 31, 2018 and 2017, the Company did not sell any securities from its available for sale portfolio and therefore no loss or gain was recognized.  The Company did not sell any securities from its held to maturity portfolio in 2018 or 2017.

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at December 31, 2018 and 2017 are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2018	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,028	(143)	6,028	(143)
Government sponsored enterprise obligations	—	—	26,265	(439)	26,265	(439)
Total securities available for sale	—	—	32,293	(582)	32,293	(582)

Total securities	$—	$—	$32,293	$(582)	$32,293	$(582)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2017	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,162	(124)	6,162	(124)
Government sponsored enterprise obligations	23,691	(201)	23,381	(166)	47,072	(367)
Total securities available for sale	23,691	(201)	29,543	(290)	53,234	(491)

Total securities	$23,691	$(201)	$29,543	$(290)	$53,234	$(491)

Unrealized losses at December 31, 2018 consisted of losses on eight investments in government sponsored enterprise obligations, and two in U. S. Treasury securities, all of which were caused by interest rate increases.  All ten of the investments with unrealized losses at December 31, 2018 were in a loss position for more than twelve months.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

The following table sets forth as of December 31, 2018, the maturity distribution of the Company’s held to maturity and available for sale portfolios (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,852	$5,852	$10,491	$10,403
After one to five years	—	—	11,120	10,897
Greater than five years	—	—	11,264	10,993
Total	$5,852	$5,852	$32,875	$32,293

Actual maturities may differ from contractual maturities due to the borrowers’ ability to call or prepay their obligations.

NOTE 3.              Loans and Allowance for Loan Losses

Loans at December 31, 2018 and 2017, are summarized as follows (in thousands):

	December 31, 2018	December 31, 2017
Commercial real estate	$640,627	$573,941
Residential mortgages	58,281	66,497
Commercial and industrial	24,852	27,237
Home equity	41,833	53,199
Consumer	326	317
	$765,919	$721,191

Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey, New York and a defined radius of the headquarters. Our borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss.  The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The following table presents the activity in the allowance for loan losses and recorded investment in loan receivables as of and for the year ended December 31, 2018 (in thousands):

	Commercial	Residential	Commercial
	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	(47)	(100)	(48)	(958)	—	—	(1,153)
Recoveries	30	33	9	—	7	—	79
Provision	658	37	(305)	1,288	(37)	(491)	1,150
Ending balance	$6,508	$342	$231	$733	$20	$559	$8,393
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,508	$342	$231	$733	$20	$559	$8,393

Loan receivables:
Ending balance	$640,627	$58,281	$24,852	$41,833	$326	$—	$765,919
Ending balance: individually evaluated for impairment	$8,190	$5,129	$1,802	$816	$—	$—	$15,937
Ending balance: collectively evaluated for impairment	$632,437	$53,152	$23,050	$41,017	$326	$—	$749,982

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2018 and 2017 (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
2018	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$2,502	$183	$1,678	$4,363	$636,264	$640,627	$1,678
Residential mortgages	3,113	—	2,172	5,285	52,996	58,281	5,129
Commercial and industrial	175	—	1,802	1,977	22,875	24,852	1,802
Home equity	298	—	568	866	40,967	41,833	778
Consumer	19	—	—	19	307	326	—
	$6,107	$183	$6,220	$12,510	$753,409	$765,919	$9,387

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
2017	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$209	$—	$3,344	$3,553	$570,388	$573,941	$3,344
Residential mortgages	4,527	974	2,026	7,527	58,970	66,497	9,052
Commercial and industrial	—	25	2,957	2,982	24,255	27,237	2,957
Home equity	3,265	1,230	1,022	5,517	47,682	53,199	3,073
Consumer	—	—	—	—	317	317	—
	$8,001	$2,229	$9,349	$19,579	$701,612	$721,191	$18,426

As of December 31, 2018 the Company had one  accruing loan that was delinquent for more than 90 days. As of December 31, 2017 the Company had no accruing loans greater than 90 days delinquent.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2018 and 2017 (in thousands):

	Commercial	Residential	Commercial
2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$632,437	$52,064	$22,821	$41,017	$326	$748,665
Special Mention	—	1,088	229	—	—	1,317
Substandard	8,190	5,129	1,802	816	—	15,937
Doubtful	—	—	—	—	—	—
	$640,627	$58,281	$24,852	$41,833	$326	$765,919

	Commercial	Residential	Commercial
2017	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$562,387	$56,407	$24,051	$49,985	$317	$693,147
Special Mention	—	1,124	229	—	—	1,353
Substandard	11,554	8,966	2,957	3,214	—	26,691
Doubtful	—	—	—	—	—	—
	$573,941	$66,497	$27,237	$53,199	$317	$721,191

The following tables provide information about the Company’s impaired loans as of and for the years ended December 31, 2018 and 2017 (in thousands):

		Unpaid
	Recorded	Principal	Related
2018	Investment	Balance	Allowance
Commercial real estate	$8,190	$8,191	$—
Residential mortgages	5,129	6,684	—
Commercial and industrial	1,802	1,812	—
Home equity	816	1,282	—
Total impaired loans	$15,937	$17,969	$—

		Unpaid
	Recorded	Principal	Related
2017	Investment	Balance	Allowance
Commercial real estate	$11,554	$11,578	$—
Residential mortgages	8,966	10,287	—
Commercial and industrial	2,957	3,057	—
Home equity	3,214	3,509	—
Total impaired loans	$26,691	$28,431	$—

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Impaired loans with no specific reserves:
Commercial real estate	9,892	—	10,232	—
Residential mortgages	6,843	—	9,360	—
Commercial and industrial	2,158	—	3,149	—
Home equity	1,437	—	3,205	—
Consumer	—	—	—	—
	$20,330	$—	$25,946	$—

If interest had been accrued on non-accrual loans, the interest income recognized would have been approximately $463 thousand and $636 thousand for the years ended December 31, 2018 and 2017 respectively.

The following table presents TDR loans (all of which are classified as impaired loans) as of December 31, 2018 and 2017 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
2018	Status	Loans	Status	Loans	Total
Residential mortgages	$2,274	5	$3,832	8	$6,106
Home equity	—	—	671	4	671
	$2,274	5	$4,503	12	$6,777

	Accrual	Number of	Nonaccrual	Number of
2017	Status	Loans	Status	Loans	Total
Commercial real estate	$—	—	$338	1	$338
Residential mortgages	637	3	7,446	10	8,083
Home equity	—	—	2,959	8	2,959
	$637	3	$10,743	19	$11,380

The following table summarizes information in regards to troubled debt restructurings that occurred during the year ended December 31, 2018 and 2017 (in thousands):

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2018	Loans	Investments	Investments
Residential mortgages	3	$2,331	$2,331
	3	$2,331	$2,331

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2017	Loans	Investments	Investments
Residential mortgages	4	$3,695	$3,695
Home equity	1	320	320
	5	$4,015	$4,015

The following table displays the nature of modifications during the year ended December 31, 2018 (in thousands):

	Rate	Term	Interest Only	Payment	Combination	Total
2018	Modification	Modification	Modification	Modification	Modification	Modifications
Pre-modification outstanding recorded investment:
Residential mortgages	$—	$989	$—	$1,342	$—	$2,331
Home equity	—	—	—	—	—	—
	$—	$989	$—	$1,342	$—	$2,331

During the years ended December 31, 2018 and 2017, the Company had no loans meeting the definition of a TDR which were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned.  As of December 31, 2018 and 2017, the Company has no foreclosed residential real estate properties. In addition, as of December 31, 2018 and 2017, the Company had loans with a carrying value of $3.7 million and $2.6 million respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

NOTE 4.              Premises and Equipment

At December 31, 2018 and 2017, premises and equipment consists of the following (in thousands):

	2018	2017

Land	$4,828	$4,828
Building	10,374	10,468
Furniture and fixtures	1,336	1,309
Equipment	3,115	2,512
	19,653	19,117
Less accumulated depreciation and amortization	(6,213)	(5,392)
Total premises and equipment, net	$13,440	$13,725

Depreciation expense amounted to $862 thousand and $669 thousand for the years ended December 31, 2018 and 2017, respectively.

NOTE 5.              Deposits

At December 31, 2018 and 2017, respectively, a summary of the maturity of time deposits (which includes certificates of deposit and individual retirement account (IRA) certificates) is as follows (in thousands):

	2018	2017
3 months or less	$45,591	$43,535
Over 3 months through 12 months	89,512	95,818
Over 1 year through 2 years	55,728	62,356
Over 2 years through 3 years	40,123	29,110
Over 3 years through 4 years	73,638	40,250
Over 4 years through 5 years	15,513	75,980
	$320,105	$347,049

At December 31, 2018 and 2017, the Company’s brokered deposits are as follows:

	2018	2017
CDARS*
Public Funds Reciprocal	$5,056	$8,191
Non-Public Funds Reciprocal	11,212	15,186
FTN**
Non-Reciprocal Funds	588	2,063
	16,856	25,440

*Certificate of Deposit Account Registry Service

**First Tennessee National Bank

At December 31, 2018 and 2017, deposits of certain municipalities and local government agencies were collateralized by a Municipal Letter of Credit from FHLB in the amount of $40 million and securities with a fair value of $20.0 million were also pledged at December 31, 2017.

NOTE 6.              Borrowed Funds

Borrowings may consist of fixed rate advances from the FHLB as well as short term borrowings through lines of credit with other financial institutions.  Information concerning long-term borrowings at December 31, 2018 and 2017 is as follows (in thousands):

	2018
			Original
	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.75%	0.5	April 2019
Fixed Rate Note	10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Note	5,000	2.97%	1	December 2019
Fixed Rate Note	10,000	3.02%	2	December 2020
Fixed Rate Amortizing Note	603	1.50%	5	June 2019
Fixed Rate Amortizing Note	1,033	1.51%	5	July 2019
Fixed Rate Amortizing Note	1,084	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,049	2.02%	7	August 2021
Fixed Rate Amortizing Note	1,889	1.48%	5	October 2019
	$51,658	2.75%

	2017
			Original
	Amount	Rate	Term (years)	Maturity
Fixed Rate Amortizing Note	1,624	1.50%	5	June 2019
Fixed Rate Amortizing Note	2,563	1.51%	5	July 2019
Fixed Rate Amortizing Note	2,511	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,766	2.02%	7	August 2021
Fixed Rate Amortizing Note	3,921	1.48%	5	October 2019
	$13,385	1.61%

In addition to the advances listed above, the Bank had Municipal Letters of Credit issued by FHLB in the amount of $40 million at both December 31, 2018 and 2017.

At December 31, 2018 and 2017, loans with a carrying value of approximately $199.3 million and $149.3 million and securities with a fair value of $8.0 million and $11.0 million, respectively, were pledged to secure advances and municipal letters of credit from FHLB.

The Company has a $5.0 million line of credit with the ACBB. In addition, the Bank has a $16.0 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit facility available with First Tennessee Bank and a $10.0 million overnight line of credit with ACBB for the purchase of federal funds in the event that temporary liquidity needs arise. Additionally, the Bank is a member of the FHLB.  The FHLB relationship provides additional borrowing capacity.  There were no outstanding borrowings on any of the lines of credit at December 31, 2018 and December 31, 2017.

NOTE 7.              Income Taxes

The current and deferred amounts of the provision for income taxes expense (benefit) for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Current tax expense:
Federal	$1,265	$2,259
State	158	268
Deferred income tax benefit:
Federal	193	(218)
Re-measurement of deferred taxes due to Tax Act	—	1,393
State	18	(29)
	$1,634	$3,673

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Start up expenses	$58	$82
Allowance for loan losses	2,455	2,488
Accrued expenses	265	224
Stock compensation plans	93	129
Unrealized losses on securities available for sale	162	135
Other	680	728
Total	3,713	3,786

Deferred tax liabilities:
Deferred loan costs	(47)	(52)
Prepaid expenses	(98)	(133)
Depreciation	(342)	(191)
Total	(487)	(376)

Net deferred tax asset	$3,226	$3,410

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  During 2018 and 2017, the Company sustained continued profitability, continued to pay taxes, and recognized deferred tax benefits.  Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these remaining deferred tax assets.  The net deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The Tax Act that was signed into law on December 22, 2017 resulted in re-measurement of the Company’s deferred tax assets and liabilities at the new 21% federal tax rate compared to a 34% federal tax rate previously in effect. The impact of the re-measurement is recorded as a component of income tax expense in the Consolidated Statements of Income for the year ended December 31, 2017.

Deferred tax assets related to securities available for sale losses that were revalued as of December 31, 2017 created a “stranded tax effect” in Accumulated Other Comprehensive Income (AOCI) due to the enactment of the Tax Act. The issue arose due to the nature of US GAAP recognition of the effect on tax rate changes on the deferred tax assets related to securities available for sale. As mentioned above, the entirety of the revaluation was recorded as an adjustment to income tax provision. There was no corresponding impact to AOCI. In January 2018, the FASB issued ASU 2018-02 (see Note 18). The Company early adopted the provisions of ASU 2018-02 as of December 31, 2017 and recorded a one-time reclassification of $58 thousand from AOCI to retained earnings for stranded tax effects resulting from the newly enacted corporate tax rate. The amount of the reclassificaiton was the difference between the 34% historical corporate tax rate and the newly enacted 21% corporate tax rate. See Statement of Changes in Stockholders’ Equity for details of the reclassification.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21% for December 31, 2018 and 34% for December 31, 2017,  is shown below (in thousands):

	2018	2017

Federal income tax expense at statutory rate	$1,494	$2,464
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax expense	139	158
Tax exempt income	(15)	(20)
Stock-based compensation	27	(317)
Meals and entertainment	6	4
Re-measurement of deferred taxes due to Tax Act	—	1,393
Other	(17)	(9)
Effective Income Tax	$1,634	$3,673

The Company is subject to income taxes in the U.S. and various states.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

NOTE 8.              Leases

The Company leases facilities under operating leases which expire at various dates through December 31, 2026.  These leases do contain certain options to renew the leases.  Rental expense amounted to $1.4 million, for the years ended December 31, 2018 and December 31, 2017, respectively.

The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and any other costs associated with offices) for operating leases with initial or remaining terms in excess of one year from December 31, 2018 (in thousands):

Year ending December 31,
2019	$1,174
2020	879
2021	648
2022	369
2023	271
Thereafter	592
$3,933

NOTE 9.             Related-party Transactions

The Company has made, and expects to continue to make, loans in the future to its directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests.  All such loans require the prior approval of the Bank’s Board of Directors. None of those loans was on nonaccrual, past due, or restructured at December 31, 2018 and 2017. Related party deposit balances were $34.7 million and $34.9 million at December 31, 2018 and 2017, respectively.

The following table represents a summary of related-party loan activity during the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017

Outstanding loans at beginning of the year	$17,246	$22,994
Advances	235	7,039
Repayments	(477)	(5,314)
Former director	—	(7,473)
Outstanding loans at end of the year	$17,004	$17,246

Two of the Company’s directors have acted as the Company’s legal counsel on loan closings.  During 2018 and 2017 the total cost of such work has been reimbursed by the respective loan customers and totals $103 thousand and $119 thousand respectively.  Additionally, these directors have acted as legal counsel to the Bank on various matters. The total amount paid for legal fees, for non-loan related matters was approximately $1 thousand and $15 thousand for the years ended December 31, 2018 and 2017, respectively.

The Company’s or the Bank’s commercial insurance policy, as well as other policies, has been placed with various insurance carriers by an insurance agency of which one of the Company’s directors is the president.  Gross insurance premiums paid to carriers through this agency was approximately $228 thousand and $220 thousand for the years ended December 31, 2018 and 2017, respectively.

The Bank rents office space from entities related to two of the Company’s directors.  The total amount of rent expense to these entities was $180 thousand and $226 thousand for the years ended December 31, 2018 and 2017, respectively.

NOTE 10.            Earnings Per Share

The Company’s calculation of earnings per share is as follows:

	For the year ended
	December 31,
(In thousands except per share data)	2018	2017
Net income available to common stockholders	$5,481	$3,574
Weighted average number of common shares outstanding - basic	7,108	6,556
Basic earnings per share	$0.77	$0.55

Net income available to common stockholders	$5,481	$3,574
Weighted average number of common shares outstanding - basic	7,108	6,556
Effect of dilutive options	19	16
Weighted average number of common shares outstanding- diluted	7,127	6,572
Diluted earnings per share	$0.77	$0.54

Non-qualified options to purchase 94,854 shares of common stock at a weighted average price of $10.83 were included in the computation of diluted earnings per share for the year ended December 31, 2018.

Non-qualified options to purchase 97,453 shares of common stock at a weighted average price of $11.62 were included in the computation of diluted earnings per share for the year ended December 31, 2017.

NOTE 11.            Stockholders’ Equity and Dividend Restrictions

In 2018, the Company declared a 5% stock dividend that was paid on August 1, 2018.

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

NOTE 12.            Benefit Plans

Stock option and restricted share information, and the related activity, for the periods presented have been adjusted for a 5% stock dividend declared on June 28, 2018 and June 26, 2017, respectively.

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Plan”).  At the time of the holding company reorganization, the 2006 Plan was assumed by the Company.  The 2006 Plan allows the Company to grant Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NQO”) to directors and employees of the Company and to purchase up to 264,582 shares of the Company’s common stock.  At December 31, 2018, stock options to purchase 229,664 shares, net of forfeitures have been issued to directors and employees of the Company under the 2006 Plan, of which options to purchase 51,174 shares were outstanding. There are no shares available for grants under the 2006 Plan as the plan has expired.

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

There were 17,208 unvested options at December 31, 2018 and 36,249 unvested options at December 31, 2017. At December 31, 2018 there was $4 thousand of unrecognized compensation expense related to unvested options. For the three months and year ended December 31, 2018, $11 thousand and $43 thousand, respectively, were recorded as expenses for options that have been issued through the 2006 Plan. For the three months and year ended December 31, 2017, $1 thousand and $49 thousand, respectively were recorded as expenses for options that have been issued through the 2006 Plan.

During the year ended December 31, 2018 options to purchase 617 shares common stock at a price of $10.13 per share were exercised for a total price of $7 thousand. During the year ended December 31, 2017 options to purchase 33,077 and 927 shares of common stock at prices of $10.43 and $10.13 per share respectively, were exercised for a total price of $354 thousand.

A summary of stock option activity under the 2006 Plan during the years ended December 31, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2017	94,868	$10.24
Forfeited	(7,045)	10.13
Exercised	(34,004)	10.42
Outstanding at December 31, 2017	53,819	$10.13	$390,064	8.56

Exercisable at December 31, 2017	17,570	$10.13	$127,342	8.56

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	53,819	$10.13
Forfeited	(2,028)	10.13
Exercised	(617)	10.13
Outstanding at December 31, 2018	51,174	$10.13	$147,724	7.56

Exercisable at December 31, 2018	33,966	$10.13	$98,050	7.56

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2018 and 2017, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

2007 Director Plan

During 2007, the Bank’s stockholders approved the 2007 Non-Qualified Stock Option Plan for Directors (the “2007 Director Plan”).  At the time of the holding company reorganization, the 2007 Director Plan was assumed by the Company. This plan provides for 529,200 options to purchase shares of the Company’s common stock to be issued to non-employee directors of the Company.  At December 31, 2018, stock options to purchase 424,830 shares, net of forfeitures, have been issued to non-employee directors of the Company under the 2007 Director Plan. No options to purchase shares were outstanding at December 31, 2018. There are no shares available for grants under the 2007 Director Plan as the plan has expired.

No options were exercised during the year ended December 31, 2018, as there were no options outstanding. During the three months and year ended December 31, 2017, options to purchase 253,050 shares of common stock at a price of $10.43 per share were exercised for a total price of $2.64 million.

There were no unvested options and no unrecognized compensation expense at December 31, 2018 and 2017. In connection with the 2007 Director Plan, no share based compensation expense was recognized for the three months and year ended December 31, 2018 and 2017.

A summary of stock option activity under the 2007 Director Plan during the years ended December 31, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Term
	Shares	per Share	(1)	(Years)
Outstanding at January 1, 2017	341,775	$10.43
Expired	(88,725)	10.43
Exercised	(253,050)	10.43
Outstanding at December 31, 2017	—	$—	$—	—

Exercisable at December 31, 2017	—	$—	$—	—

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual Term
	Shares	per Share	(1)	(Years)
Outstanding at January 1, 2018	—	$—
Outstanding at December 31, 2018	—	$—	$—	—

Exercisable at December 31, 2018	—	$—	$—	—

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2018 and 2017. This amount changes based on the changes in the market value in the Company’s common stock.

2011 Equity Incentive Plan

During 2011, the stockholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan authorizes the issuance of up to 275,625 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided, that only employees are eligible to receive incentive stock options. At December 31, 2018, there were 173,607 shares, net of forfeitures, issued to employees and directors of the Company under the 2011 Plan. There are 102,018 shares available for grants under the 2011 Plan as of December 31, 2018.

The following is a summary of the non-vested restricted stock awards granted under the 2011 Plan:

	2017
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2017	30,863	$11.79
Granted	33,075	13.60
Forfeited	(4,410)	11.79
Vested	(25,353)	12.58
Outstanding at December 31, 2017	34,175	$12.96

	2018
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2018	34,175	$12.96
Granted	15,750	16.70
Forfeited	(2,103)	16.70
Vested	(26,297)	13.14
Outstanding at December 31, 2018	21,525	$15.11

Approximately $250 thousand remains to be expensed over the next fourteen months related to the unvested restricted stock as of December 31, 2018. For the three months and year ended December 31, 2018, $49 thousand and $302 thousand, respectively, was recorded as compensation expense for restricted stock that had been issued through the 2011 Plan. For the three months and year ended December 31, 2017, $83 thousand and $290 thousand, respectively, were recorded as compensation expenses for restricted stock that had been issued through the 2011 Plan.

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

There were 6,930 unvested options at December 31, 2018 and 26,460 unvested options at December 31, 2017. At December 31, 2018 there was $25 thousand of unrecognized compensation expense related to unvested options. For the three months and year ended December 31, 2018, zero and $35 thousand, respectively, were recorded as expenses for options that have been issued through the 2011 Plan. For the three months and year ended December 31, 2017, $24 thousand and $57 thousand, respectively, were recorded as expenses for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the years ended December 31, 2018 and 2017.

A summary of stock option activity under the 2011 Plan during the years ended December 31, 2017 and 2018 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2017	33,075	$10.19
Granted	15,435	16.24
Outstanding at December 31, 2017	48,510	$12.11	$255,466	8.71

Exercisable at December 31, 2017	22,050	$10.19	$158,551	8.31

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	48,510	$12.11
Forfeited	(4,830)	16.24
Outstanding at December 31, 2018	43,680	$11.66	$93,586	7.61

Exercisable at December 31, 2018	36,750	$10.80	$93,586	7.43

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2018 and 2017.  This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits. The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $55 thousand and $58 thousand during the three months ended December 31, 2018 and 2017, respectively and approximately $234 thousand and $216 thousand during the year ended December 31, 2018 and 2017, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to meet a minimum Tier 1 leverage ratio, Common equity tier 1 risk-based capital ratio, Tier 1 risk-based ratio and Total risk-based capital ratio (as defined in the regulations). As of December 31, 2018 and 2017, management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 leverage capital, Common equity tier 1 capital, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			FDIC requirements
			Minimum Capital		Minimum Capital			For Classification
	Bank actual		Adequacy		With Phase-in Buffer			As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
2018
Leverage (Tier 1) Capital Ratio	$89,528	10.06%	$35,613	4.00%	$	N/A		$44,517	5.00%
Risk-Based Capital:
Common Equity Tier 1 Capital	$89,528	11.17%	$36,058	4.50%		$51,082	6.375%	$52,083	6.50%
Tier 1 Capital Ratio	$89,528	11.17%	$48,077	6.00%		$63,101	7.875%	$64,102	8.00%
Total Capital Ratio	$98,261	12.26%	$64,102	8.00%		$79,126	9.875%	$80,128	10.00%

2017
Leverage (Tier 1) Capital Ratio	$83,664	9.59%	$34,888	4.00%	$	N/A		$43,610	5.00%
Risk-based capital:
Common Equity Tier 1 Capital	$83,664	10.84%	$34,746	4.50%		$44,397	5.75%	$50,188	6.50%
Tier 1 Capital Ratio	$83,664	10.84%	$46,327	6.00%		$55,979	7.25%	$61,770	8.00%
Total Capital Ratio	$92,265	11.95%	$61,770	8.00%		$71,421	9.25%	$77,212	10.00%

Since the Company has less than $3 billion in assets, it is not subject to minimum consolidated capital ratio requirements.

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

The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans.  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Outstanding available loan commitments, primarily for commercial real estate, construction, and land development loans totaled $89.8 million and $83 million at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had outstanding letters of credit to customers totaling $3.0 million and $3.4 million, respectively, whereby the Company guarantees performance to a third party.  These letters of credit generally have fixed expiration dates of one year or less. The fair value of these letters of credits is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.  At December 31, 2018 and 2017, such amounts were deemed not material.

NOTE 15.            Financial Information of Parent Company

The following information represents Bancorp of New Jersey, Inc. only balance sheets as of December 31, 2018 and 2017, respectively, the statements of income for the years ended December 31, 2018 and December 31, 2017, and the statements of cash flows for the years December 31, 2018 and December 31, 2017 and should be read in conjunction with the notes to the consolidated financial statements.

Balance Sheets

(in thousands)

	December 31,
	2018	2017
Assets:
Investment in subsidiary, net	$89,107	$83,309
Total assets	$89,107	$83,309

Liabilities and stockholders’ equity:
Stockholders’ equity	$89,107	$83,309
	$89,107	$83,309

Statements of Income and Comprehensive Income

Years ended December 31,

(in thousands)

	2018	2017
Equity in undistributed earnings of subsidiary bank	$5,481	$3,574
Net income	5,481	3,574

Other comprehensive (loss) income	(65)	(162)
Comprehensive income	$5,416	$3,412

Statements of Cash Flow

Years ended December 31,

(in thousands)

	2018	2017
Cash flow from operating activities:
Net income	$5,481	$3,574
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary bank	(5,481)	(3,574)
Net cash provided by operating activities:	—	—

Cash flows from investing activities:
Cash dividends received from subsidiary bank	4	695
Net cash provided by investing activities	4	695

Cash flows from financing activities:
Cash dividends paid	(4)	(695)
Net cash provided by financing activities	(4)	(695)

Net change in cash for the period	—	—
Net cash at beginning of year	—	—
Net cash at end of year	$—	$—

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement of that asset and liability.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and December 31, 2017, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2018	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,028	$—	$6,028	$—
Government sponsored enterprise obligations:
Agency backed	15,272	—	15,272	—
Mortgage backed	10,993	—	10,993	—
Total securities available for sale	$32,293	$—	$32,293	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2017	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,162	$—	$6,162	$—
Government sponsored enterprise obligations:
Agency backed	33,235	—	33,235	—
Mortgage backed	13,837	—	13,837	—
Total securities available for sale	$53,234	$—	$53,234	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and December 31, 2017, respectively, is as follows (in thousands):

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Range
December 31, 2018	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$511	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	15.1%

	Fair Value	Valuation	Unobservable	Range
December 31, 2017	Estimate	Techniques	Input	(Weighted Average)
Other real estate owned	$415	Appraisal of Collateral (1)	Appraisal Adjustments (2)	21.8%
			Liquidation Expenses (2)	6.8%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

Fair value estimates for the Company’s financial instruments are as follows at December 31, 2018 and 2017 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2018		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$64,542	$64,542	$64,542	$—	$—
Interest bearing time deposits	500	500	—	500	—
Securities available for sale	32,293	32,293	—	32,293	—
Securities held to maturity	5,852	5,852	—	5,852	—
Restricted investment in bank stock	3,239	3,239	—	3,239	—
Loans receivable, net	756,589	728,086	—	—	728,086
Accrued interest receivable	2,841	2,841	—	2,841	—
Financial liabilities:
Deposits	736,702	739,940	—	739,940	—
Borrowed funds	51,658	51,681	—	51,681	—
Accrued interest payable	803	803	—	803	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2017		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$92,619	$92,619	$92,619	$—	$—
Interest bearing time deposits	1,000	1,000	—	1,000	—
Securities available for sale	53,234	53,234	—	53,234	—
Securities held to maturity	6,058	6,058	—	6,058	—
Restricted investment in bank stock	1,380	1,380	—	1,380	—
Loans receivable, net	712,076	703,901	—	—	703,901
Accrued interest receivable	2,695	2,695	—	2,695	—
Financial liabilities:
Deposits	788,293	793,879	—	793,879	—
Borrowed funds	13,385	13,307	—	13,307	—
Accrued interest payable	651	651	—	651	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2018 and 2017.

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

Limitation

The preceding fair value estimates were made at December 31, 2018 and 2017 based on pertinent market data and relevant information on the financial instruments.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off-balance sheet financial instruments at December 31, 2018 and 2017, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 17.            Accumulated Other Comprehensive Income (Loss)

There were no reclassifications out of accumulated comprehensive income due to sale of securities for the years ended December 31, 2018 and 2017.

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

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will require the Company to recognize the rights and obligations arising from operating leases as assets and liabilities. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

ASU 2018-02, Income Statement – Reporting Comprehensive Income

On February 2, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 202). The amendments in this ASU affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by US GAAP. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act; eliminates the stranded tax effects resulting from the 2017 Tax Reform Act. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Reform Act is recognized. BONJ adopted the provision of ASU 2018-02 effective December 31, 2017. The effect of adoption at BONJ resulted in a reclassification of $58,000 from accumulated other comprehensive loss to retained earnings in the   Consolidated Statements of Stockholders' Equity.

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

Based on their evaluation as of December 31, 2018, the Company’s principal executive and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, using the “Internal Control -

Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations (“COSO”).  Based on such evaluation, management determined that, as of December 31, 2018, our internal control over financial reporting was effective.

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Shareholders to be held May 23, 2019.

ITEM 11.            EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Shareholders to be held May 23, 2019.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Shareholders to be held May 23, 2019.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Shareholders to be held May 23, 2019.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Shareholders to be held May 23, 2019.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)           Consolidated Balance Sheets as of December 31, 2018 and 2017.

(ii)          Consolidated Statements of Income for the years ended December 31, 2018 and 2017.

(iii)         Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017.

(iv)         Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017.

(v)          Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

(vi)         Notes to Consolidated Financial Statements

(vii)        Report of Independent Registered Public Accounting Firm

(b)         Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statement or notes thereto.

(c)         Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears at page 81.

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

Dated: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerald A. Calabrese, Jr.	Chairman	March 18, 2019
Gerald A. Calabrese, Jr.

/s/ Albert L. Buzzetti	Vice Chairman	March 18, 2019
Albert L. Buzzetti

/s/ Nancy E. Graves	Director, President & Chief Executive Officer	March 18, 2019
Nancy E. Graves

/s/ Michael Bello	Director	March 18, 2019
Michael Bello

/s/ Jay Blau	Director	March 18, 2019
Jay Blau

/s/ Stephen Crevani	Director	March 18, 2019
Stephen Crevani

/s/ Anthony M. Lo Conte	Director	March 18, 2019
Anthony M. Lo Conte

/s/ Rosario Luppino	Director	March 18, 2019
Rosario Luppino

/s/ Joel P. Paritz	Director	March 18, 2019
Joel P. Paritz

/s/ Christopher M. Shaari	Director	March 18, 2019
Christopher M. Shaari

/s/ Anthony Siniscalchi	Director	March 18, 2019
Anthony Siniscalchi

/s/ Mark Sokolich	Director	March 18, 2019
Mark Sokolich