Form 10-Q
period 2019-03-31
Bancorp of New Jersey, Inc.
filed 2019-05-10
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No  ☒

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	BKJ	NYSE MKT, LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 1, 2019 there were 7,293,366 outstanding shares of the issuer’s class of common stock, no par value.

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$1,826	$3,541
Interest bearing deposits	68,156	59,024
Federal funds sold	2,609	1,977
Total cash and cash equivalents	72,591	64,542
Interest bearing time deposits	500	500
Securities available for sale	31,993	32,293
Securities held to maturity (fair value $5,852 and $5,852 at March 31, 2019 and December 31, 2018, respectively)	5,852	5,852
Restricted investment in bank stock, at cost	3,612	3,239
Loans receivable	773,618	765,919
Deferred loan fees and costs, net	(892)	(937)
Allowance for loan losses	(8,383)	(8,393)
Net loans	764,343	756,589
Premises and equipment, net	13,305	13,440
Accrued interest receivable	3,124	2,841
Other real estate owned	511	511
Right of use asset	13,266	—
Other assets	3,847	3,929
Total assets	$912,944	$883,736
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$130,361	$118,489
Savings and interest bearing transaction accounts	280,627	298,108
Time deposits $250 and under	220,518	213,855
Time deposits over $250	111,470	106,250
Total deposits	742,976	736,702
Borrowed funds	59,960	51,658
Lease liability	13,642	—
Accrued expenses and other liabilities	5,425	6,269
Total liabilities	822,003	794,629
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 7,293,366 at March 31, 2019 and 7,295,466 at December 31, 2018	76,780	76,713
Retained earnings	14,375	12,814
Accumulated other comprehensive loss	(214)	(420)
Total stockholders’ equity	90,941	89,107
Total liabilities and stockholders’ equity	$912,944	$883,736

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$8,756	$8,148
Securities	207	236
Federal funds sold and other	413	307
TOTAL INTEREST INCOME	9,376	8,691

INTEREST EXPENSE
Savings and interest bearing transaction accounts	880	417
Time deposits	1,743	1,514
Borrowed funds	350	49
TOTAL INTEREST EXPENSE	2,973	1,980

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,403	6,711
Provision for loan losses	—	325
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,403	6,386
NON-INTEREST INCOME
Fees and service charges	114	95
TOTAL NON-INTEREST INCOME	114	95

NON-INTEREST EXPENSE
Salaries and employee benefits	2,454	2,415
Occupancy and equipment expense	909	867
FDIC premiums and related expenses	128	158
Legal fees	75	138
Other real estate owned expenses	3	7
Professional fees	234	248
Data processing	287	333
Other expenses	435	537
TOTAL NON-INTEREST EXPENSE	4,525	4,703
Income before provision for income taxes	1,992	1,778
Income tax expense	431	435
Net income	$1,561	$1,343

PER SHARE OF COMMON STOCK
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income	$1,561	$1,343
Other comprehensive loss:
Unrealized gains (losses) on securities available for sale, net of deferred income tax expense (benefit) of $79 and $(88), respectively	206	(227)
Comprehensive income	$1,767	$1,116

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2018	70,182	13,482	(355)	83,309
Exercise of stock options	7	—	—	7
Stock based compensation	153	—	—	153
Net income	—	1,343	—	1,343
Other comprehensive loss, net of taxes	—	—	(227)	(227)
Balance at March 31, 2018	$70,342	$14,825	$(582)	$84,585

Balance at January 1, 2019	76,713	12,814	(420)	89,107
Stock based compensation	67	—	—	67
Net income	—	1,561	—	1,561
Other comprehensive income, net of taxes	—	—	206	206
Balance at March 31, 2019	$76,780	$14,375	$(214)	$90,941

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,561	$1,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	325
Amortization of securities premiums	31	45
Deferred income taxes	41	74
Depreciation	221	207
Stock based compensation	67	153
Accretion of net loan origination fees and costs	(45)	(12)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(283)	(115)
Decrease in other assets	161	83
Decrease in accrued interest payable and other liabilities	(667)	(254)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,087	1,849

Proceeds from calls, maturities and other principal payments of securities available for sale	554	695
Purchase of restricted investment in bank stock	(450)	—
Proceeds from calls of restricted investment of bank stock	77	75
Net increase in loans	(7,709)	(3,129)
Purchases of premises and equipment	(86)	(60)
NET CASH USED IN INVESTING ACTIVITIES	(7,614)	(2,419)

Cash flows from financing activities:
Net increase (decrease) in deposits	6,274	(29,297)
Net increase (decrease) in borrowed funds	8,302	(1,672)
Proceeds from exercise of stock options	—	7
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	14,576	(30,962)
Increase (decrease) in cash and cash equivalents	8,049	(31,532)
Cash and cash equivalents at beginning of year	64,542	92,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,591	$61,087
Supplemental information:
Cash paid during the year for:
Interest	$2,880	$1,935
Income taxes	$417	$12
Non-cash Investing and Financing Activities:
Recognition of right of use asset	$13,464	$—
Recognition of lease liability	$13,791	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between March 31, 2019, and the date these consolidated financial statements were issued.

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

Note 2.  Benefit Plans and Stock-Based Compensation

Stock option and restricted share information, and the related activity, for the periods presented have been adjusted for a 5% stock dividends declared on June 28, 2018.

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Plan”).  At the time of the holding company reorganization, the 2006 Plan was assumed by the Company.  The 2006 Plan allows the Company to grant Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NQO”) to directors and employees of the Company to purchase up to 264,582 shares of the Company’s common stock.  At March 31, 2019, stock options to purchase 229,223 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Plan, of which options to purchase 50,733 shares were outstanding. There are no options available for grants under the 2006 Plan as the plan has expired.

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

There were no unvested options at March 31, 2019 and 17,344 unvested options at March 31, 2018. At March 31, 2019 there was no unrecognized compensation expense related to unvested options. For the three months ended March 31, 2019, $3 thousand was recorded as expense for options that have been issued through the 2006 Plan. For the three months ended March 31, 2018, $10 thousand was recorded as expense for options that have been issued through the 2006 Plan.

During the three months ended March 31, 2019 no options to purchase common stock were exercised. During the three months ended March 31, 2018 options to purchase 617 shares of common stock at a price of $10.13 were exercised for a total price of $7 thousand.

A summary of stock option activity under the 2006 Plan during the three months ended March 31, 2018 and 2019 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	53,819	$10.13
Forfeited	(1,103)	10.13
Exercised	(617)	10.13
Outstanding at March 31, 2018	52,099	$10.13	$298,186	8.31

Exercisable at March 31, 2018	34,755	$10.13	$198,931	8.31

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2019	51,174	$10.13
Forfeited	(441)	10.13
Outstanding at March 31, 2019	50,733	$10.13	$164,208	7.31

Exercisable at March 31, 2019	50,733	$10.13	$164,208	7.31

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2019 and 2018, respectively. This amount changes based on the changes in the market value in the Company’s stock.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 275,625 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided that only employees are eligible to receive incentive stock options.  At March 31, 2019, there were 173,397 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan. There are 102,288 shares available for grants under the 2011 Plan as of March 31, 2019.

The following is a summary of the non-vested restricted stock awards granted under the 2011 plan:

	2018
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2018	34,175	$12.96
Granted	15,750	16.70
Vested	(15,275)	12.80
Outstanding at March 31, 2018	34,650	$14.73

	2019
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2019	21,525	$15.11
Vested	(5,250)	16.70
Outstanding at March 31, 2019	16,275	$14.60

Approximately $192 thousand remains to be expensed over the next eleven months related to the unvested restricted stock as of March 31, 2019. For the three months ended March 31, 2019, $58 thousand was recorded as compensation expense for restricted stock that had been issued through the 2011 Plan. For the three months ended March 31, 2018, $125 thousand was recorded as compensation expense for restricted stock that had been issued through the 2011 Plan.

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

There were 3,465 unvested options at March 31, 2019 and 21,315 unvested options at March 31, 2018. At March 31, 2019 there was $19 thousand of unrecognized compensation expense related to unvested options. For the three months ended March 31, 2019, $6 thousand was recorded as expense for options that have been issued through the 2011 Plan. For the three months ended March 31, 2018, $18 thousand was recorded as expense for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the three months ended March 31, 2019 and 2018.

A summary of stock option activity under the 2011 Plan during the three months ended March 31, 2018 and 2019 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	48,510	$12.11
Outstanding at March 31, 2018	48,510	$12.11	$181,545	8.47

Exercisable at March 31, 2018	27,195	$11.33	$122,990	8.30

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2019	43,680	$11.66
Forfeited	(210)	16.24
Outstanding at March 31, 2019	43,470	$11.64	$105,162	7.36

Exercisable at March 31, 2019	40,005	$11.24	$105,162	7.28

(1)

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2019 and 2018, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits.  The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $68 thousand and $61 thousand during the three months ended March 31, 2019 and 2018, respectively.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	March 31,
(In thousands except per share data)	2019	2018
Net income available to common stockholders	$1,561	$1,343
Weighted average number of common shares outstanding - basic	7,293	6,942
Basic earnings per share	$0.21	$0.19

Net income available to common stockholders	$1,561	$1,343
Weighted average number of common shares outstanding - basic	7,293	6,942
Effect of dilutive options	12	19
Weighted average number of common shares outstanding- diluted	7,305	6,961
Diluted earnings per share	$0.21	$0.19

NQOs to purchase 83,808 shares of common stock at a weighted average price of $10.15 were included in the computation of diluted earnings per share for the three months ended March 31, 2019. NQOs to purchase 10,395 shares of common stock at a price of $16.24 were not included because they were antidilutive.

NQOs to purchase 81,115 shares of common stock at a weighted average price of $10.66 were included in the computation of diluted earnings per share for the three months ended March 31, 2018. NQOs to purchase 14,700 shares of common stock at a price of $17.05 were not included because they were antidilutive.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at March 31, 2019 and December 31, 2018 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,852	$—	$—	$5,852
Total securities held to maturity	5,852	—	—	5,852

Securities Available for Sale:
U.S. Treasury securities	6,142	—	(98)	6,044
Government sponsored enterprise obligations
Agency backed	15,449	—	(86)	15,363
Mortgage backed	10,699	—	(113)	10,586
Total securities available for sale	32,290	—	(297)	31,993

	$38,142	$—	$(297)	$37,845

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,852	$—	$—	$5,852
Total securities held to maturity	5,852	—	—	5,852

Securities Available for Sale:
U.S. Treasury securities	6,171	—	(143)	6,028
Government sponsored enterprise obligations
Agency backed	15,440	—	(168)	15,272
Mortgage backed	11,264	—	(271)	10,993
Total securities available for sale	32,875	—	(582)	32,293

	$38,727	$—	$(582)	$38,145

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,044	(98)	6,044	(98)
Government sponsored enterprise obligations	—	—	25,949	(199)	25,949	(199)
Total securities available for sale	—	—	31,993	(297)	31,993	(297)

Total securities	$—	$—	$31,993	$(297)	$31,993	$(297)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,028	(143)	6,028	(143)
Government sponsored enterprise obligations	—	—	26,265	(439)	26,265	(439)
Total securities available for sale	—	—	32,293	(582)	32,293	(582)

Total securities	$—	$—	$32,293	$(582)	$32,293	$(582)

The amortized cost and fair value of securities held to maturity and securities available for sale at March 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay their obligations. (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$5,852	$5,852	$10,493	$10,450
After one to five years	—	—	11,098	10,957
Greater than five years	—	—	10,699	10,586
Total	$5,852	$5,852	$32,290	$31,993

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

At March 31, 2019, the Company’s securities available for sale portfolio consisted of ten securities, all of which  were in an unrealized loss position for more than twelve months. However, all of the securities experienced an increase in fair value at March 31, 2019 as compared to December 31, 2018. No OTTI charges were recorded for the three months ended March 31, 2019. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities available for sale with an amortized cost of $8.1 milion and a fair value of $8.0 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of March 31, 2019. Securities with an amortized cost of $8.1 million and a fair value of $8.0 million, were pledged to secure borrowings with the FHLBNY as of December 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans.

The components of the loan portfolio, which are categorized by collateral code, at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Commercial real estate	$648,814	$640,627
Residential mortgages	58,304	58,281
Commercial and industrial	25,655	24,852
Home equity	40,538	41,833
Consumer	307	326
	$773,618	$765,919

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
March 31, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$6,508	$342	$231	$733	$20	$559	$8,393
Charge-offs	—	—	—	—	(16)	—	(16)
Recoveries	—	—	4	—	2	—	6
Provision (credit)	(42)	(3)	3	(22)	10	54	—
Ending balance	$6,466	$339	$238	$711	$16	$613	$8,383
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,466	$339	$238	$711	$16	$613	$8,383

Loan receivables:
Ending balance	$648,814	$58,304	$25,655	$40,538	$307	$—	$773,618
Ending balance: individually evaluated for impairment	$8,190	$5,882	$1,802	$346	$—	$—	$16,220
Ending balance: collectively evaluated for impairment	$640,624	$52,422	$23,853	$40,192	$307	$—	$757,398

	Commercial	Residential	Commercial
March 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	—	—	(25)	(510)	—	—	(535)
Recoveries	—	—	2	—	2	—	4
Provision (credit)	88	(40)	56	734	(20)	(493)	325
Ending balance	$5,955	$332	$608	$627	$32	$557	$8,111

December 31, 2018
Allowance for loan losses:
Ending balance	$6,508	$342	$231	$733	$20	$559	$8,393
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,508	$342	$231	$733	$20	$559	$8,393

Loan receivables:
Ending balance	$640,627	$58,281	$24,852	$41,833	$326	$—	$765,919
Ending balance: individually evaluated for impairment	$8,190	$5,129	$1,802	$816	$—	$—	$15,937
Ending balance: collectively evaluated for impairment	$632,437	$53,152	$23,050	$41,017	$326	$—	$749,982

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the three months ended:

	Commercial	Residential	Commercial
March 31, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$6,508	$342	$231	$733	$20	$559	$8,393
Charge-offs	—	—	—	—	(16)	—	(16)
Recoveries	—	—	4	—	2	—	6
Provision (credit)	(42)	(3)	3	(22)	10	54	—
Ending balance	$6,466	$339	$238	$711	$16	$613	$8,383

	Commercial	Residential	Commercial
March 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses
Beginning Balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	—	—	(25)	(510)	—	—	(535)
Recoveries	—	—	2	—	2	—	4
Provision (credit)	88	(40)	56	734	(20)	(493)	325
Ending balance	$5,955	$332	$608	$627	$32	$557	$8,111

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018, (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
March 31, 2019	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$2,325	$1,820	$1,677	$5,822	$642,992	$648,814	$1,677
Residential mortgages	304	565	2,169	3,038	55,266	58,304	5,882
Commercial and industrial	177	39	1,802	2,018	23,637	25,655	1,802
Home equity	1,149	—	108	1,257	39,281	40,538	310
Consumer	53	21	—	74	233	307	—
	$4,008	$2,445	$5,756	$12,209	$761,409	$773,618	$9,671

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
December 31, 2018	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$2,502	$183	$1,678	$4,363	$636,264	$640,627	$1,678
Residential mortgages	3,113	—	2,172	5,285	52,996	58,281	5,129
Commercial and industrial	175	—	1,802	1,977	22,875	24,852	1,802
Home equity	298	—	568	866	40,967	41,833	778
Consumer	19	—	—	19	307	326	—
	$6,107	$183	$6,220	$12,510	$753,409	$765,919	$9,387

At March 31, 2019 the Company had no loans greater than ninety days delinquent and accruing interest. At December 31, 2018, the Company had one accruing loan that was delinquent for more than 90 days.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month periods ended March 31, 2019 and 2018, the gross interest income would have been $125 thousand and $104 thousand, respectively. There was no interest income recognized on these loans during the three months ended March 31, 2019 and 2018.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2019 and December 31, 2018 (in thousands):

	Commercial	Residential	Commercial
March 31, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$640,624	$51,336	$23,625	$40,192	$307	$756,084
Special Mention	—	1,086	228	—	—	1,314
Substandard	8,190	5,882	1,802	346	—	16,220
Doubtful	—	—	—	—	—	—
	$648,814	$58,304	$25,655	$40,538	$307	$773,618

	Commercial	Residential	Commercial
December 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$632,437	$52,064	$22,821	$41,017	$326	$748,665
Special Mention	—	1,088	229	—	—	1,317
Substandard	8,190	5,129	1,802	816	—	15,937
Doubtful	—	—	—	—	—	—
	$640,627	$58,281	$24,852	$41,833	$326	$765,919

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following table provides information about the Company’s impaired loans at March 31, 2019 and December 31, 2018 (in thousands):

		Unpaid
	Recorded	Principal	Related
March 31, 2019	Investment	Balance	Allowance
Commercial real estate	$8,190	$8,191	$—
Residential mortgages	5,882	7,502	—
Commercial and industrial	1,802	1,812	—
Home equity	346	802	—
Total impaired loans	$16,220	$18,307	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment	Balance	Allowance
Commercial real estate	$8,190	$8,191	$—
Residential mortgages	5,129	6,684	—
Commercial and industrial	1,802	1,812	—
Home equity	816	1,282	—
Total impaired loans	$15,937	$17,969	$—

The following tables provide information about the Company’s impaired loans for the three months ended March 31, 2019 and 2018  (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$8,190	$—	$11,370	$—
Residential mortgages	5,920	—	8,972	—
Commercial and industrial	1,802	—	2,957	—
Home equity	581	—	2,641	—
Total impaired loans	$16,493	$—	$25,940	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class as of March 31, 2019 and December 31, 2018 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
March 31, 2019	Status	Loans	Status	Loans	Total
Residential mortgages	$2,270	5	$3,757	8	$6,027
Home equity	—	—	209	3	209
	$2,270	5	$3,966	11	$6,236

	Accrual	Number of	Nonaccrual	Number of
December 31, 2018	Status	Loans	Status	Loans	Total
Residential mortgages	$2,274	5	$3,832	8	$6,106
Home equity	—	—	671	4	671
	$2,274	5	$4,503	12	$6,777

For the three months ended March 31, 2019 there were no new TDRs that occurred. For the three months ended March 31, 2018 there was one new TDR that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2018	Loans	Investments	Investments
Residential mortgages	1	$679	$679
	1	$679	$679

During the three months ended March 31, 2019, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the three months ended March 31, 2019 and 2018 the Company had no foreclosed residential real estate property. In addition, as of March 31, 2019, the Company had loans with a carrying value of $4.0 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2019, the Company had $2.6 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2019 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at March 31, 2019 and December 31, 2018, is as follows (in thousands):

	2019
			Original
March 31, 2019	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.75%	0.5	April 2019
Fixed Rate Note	10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Note	5,000	2.97%	1	December 2019
Fixed Rate Note	10,000	3.02%	2	December 2020
Fixed Rate Amortizing Note	345	1.50%	5	June 2019
Fixed Rate Amortizing Note	647	1.51%	5	July 2019
Fixed Rate Amortizing Note	724	1.51%	5	August 2019
Fixed Rate Amortizing Note	1,867	2.02%	7	August 2021
Fixed Rate Amortizing Note	1,377	1.48%	5	October 2019
Fixed Rate Note	10,000	2.49%	3	March 2019
	$59,960	2.74%

	2018
			Original
December 31, 2018	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.75%	0.5	April 2019
Fixed Rate Note	10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Note	5,000	2.97%	1	December 2019
Fixed Rate Note	10,000	3.02%	2	December 2020
Fixed Rate Amortizing Note	603	1.50%	5	June 2019
Fixed Rate Amortizing Note	1,033	1.51%	5	July 2019
Fixed Rate Amortizing Note	1,084	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,049	2.02%	7	August 2021
Fixed Rate Amortizing Note	1,889	1.48%	5	October 2019
	$51,658	2.75%

In addition to the advances listed above, the Bank had municipal letters of credit issued by FHLBNY in the amount of $40 million at both March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, loans with a carrying value of approximately $194.0 million and $199.3 million and securities with a fair value of $8.0 million in both periods, were pledged to secure advances and municipal letters of credit from the FHLBNY.

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise. There were no outstanding borrowings on any of the lines of credit at March 31, 2019 and December 31, 2018.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at March 31, 2019, the applicable minimum ratios, the applicable minimum required based on the phase-in provisions and the minimum required to be considered well capitalized:

				To Be Well
		Minimum Required		Capitalized Under
		For Capital	Minimum Capital	Prompt Corrective
	March 31, 2019	Adequacy Purposes	With Buffer	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.05%	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.05%	6.00%	8.50%	8.00%
Total Capital Ratio	12.10%	8.00%	10.50%	10.00%
Leverage Ratio	10.20%	4.00%	N/A	5.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	March 31,	for Identical	Observable	Significant
Description	2019	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,044	$—	$6,044	$—
Government sponsored enterprise obligations:
Agency backed	15,363	—	15,363	—
Mortgage backed	10,586	—	10,586	—
Total securities available for sale	$31,993	$—	$31,993	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2018	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,028	$—	$6,028	$—
Government sponsored enterprise obligations:
Agency backed	15,272	—	15,272	—
Mortgage backed	10,993	—	10,993	—
Total securities available for sale	$32,293	$—	$32,293	$—

There were no transfers between Levels 1, 2 or 3 for the three month periods ended March 31, 2019 and 2018. For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	March 31,	Active Markets for	Significant Other	Significant
Description	2019	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$511	$—	$—	$511

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2018	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$511	$—	$—	$511

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Weighted Average
March 31, 2019	Estimate	Techniques	Input	Discount
Other real estate owned	$511	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	15.1%

	Fair Value	Valuation	Unobservable	Weighted Average
December 31, 2018	Estimate	Techniques	Input	Discount
Other real estate owned	$511	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	15.1%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at March 31, 2019 and December 31, 2018 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	March 31, 2019		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$72,591	$72,591	$72,591	$—	$—
Interest bearing time deposits	500	500	—	500	—
Securities available for sale	31,993	31,993	—	31,993	—
Securities held to maturity	5,852	5,852	—	5,852	—
Restricted investment in bank stock	3,612	3,612	—	3,612	—
Loans receivable, net	764,343	746,687	—	—	746,687
Accrued interest receivable	3,124	3,124	—	3,124	—
Financial liabilities:
Deposits	742,976	746,758	—	746,758	—
Borrowed funds	59,960	60,168	—	60,168	—
Accrued interest payable	673	673	—	673	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2018		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$64,542	$64,542	$64,542	$—	$—
Interest bearing time deposits	500	500	—	500	—
Securities available for sale	32,293	32,293	—	32,293	—
Securities held to maturity	5,852	5,852	—	5,852	—
Restricted investment in bank stock	3,239	3,239	—	3,239	—
Loans receivable, net	756,589	728,086	—	—	728,086
Accrued interest receivable	2,841	2,841	—	2,841	—
Financial liabilities:
Deposits	736,702	739,940	—	739,940	—
Borrowed funds	51,658	51,681	—	51,681	—
Accrued interest payable	803	803	—	803	—

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

Limitation

The preceding fair value estimates were made at March 31, 2019 and December 31, 2018 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at March 31, 2019 and December 31, 2018, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018.

Notes 11. Leases

The Company determines if a lease is presemt at the inception of an agreement. Operating leases are capitalized at the commencement and are discounted using the Company’s FHLBNY borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract. For operating leases existing prior to January 1, 2019, the rate for the remainng lease term as of January 1, 2019 was used.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions are involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

The Company has operating leases for branches and land which have original lease terms of one to twenty years, some of which include options to extend the lease. These options to extend are assessed on a lease-by-lease basis and adjustments are made to the right-of-use asset and lease liability if the Company is reasonanbly certain that an option will be exercised and will be expensed on a straight-line basis.

Operating lease costs for the first three months of 2019 were $374 thousand with operating cash flows from operating leases of $325 thousand.

The Company has a land lease related to the location of its corporate office building. The lease includes an original term and multiple extension options. The remaining term of this lease is 35.25 years at March 31, 2019. The Company used a discount rate of 3.98% in the calculation of the right of use asset and lease liability related to this land lease.

Excluding the land lease above, the weighted-average remaining lease term of the Company’s leases is 6.97 years, and the weighted-average discount rate is 3.21% at March 31, 2019.

An analysis of lease payment obligations for each of the next five years and thereafter in addition to a reconciliation to the Company’s lease liability are as follows (in thousands):

Nine Months Ending December 31, 2019	$985
2020	1,312
2021	1,204
2022	1,133
2023	1,154
Thereafter	16,623
Total lease payments	22,411
Less: interest	8,769
Present value of lease payments	$13,642

Included in the table above is a related party branch office lease with a Director of the Company. This lease expires on July 31, 2021. As of March 31, 2019, the remaining payment obligation under this lease agreement is $420 thousand.

Note 12. Recent Accounting Pronouncements

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

ASU 2016-02, Leases.

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statement of income. The reporting of lease related expenses in the consolidated statements of income and cash flows are generally consistent with the current guidance. The new guidance became effective for the Company on January 1, 2019. The standard was applied using the optional transition method in accordance with the July 2018 issued ASU No. 2018-11 allowing the Company to choose the optional transition method, instead of the modified retrospective transition method. The adoption of this standard required the Company to recognize the rights and obligations arising from operating leases as a right of use asset and a lease liability in the amounts of $13.5 million and $13.8 million, respectively, on the consolidated statements of financial condition. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statement of income.

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

ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this discussion and analysis in conjunction with the unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements for the year ended December 31, 2018 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Statements Regarding Forward Looking Information

This document contains forward-looking statements, in addition to historical information.  Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” and variations of such words and similar expressions, or future or conditional verbs such as “will”,“would”, “should”, “could”, “may”, or similar expressions.  The U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.

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

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Our results of operations depend primarily on net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest-earning assets consist principally of loans, cash and cash equivalents and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowed funds. Net income is also affected by the amount of non-interest income and non-interest expense, the provision for loan losses, and income tax expense.

Net Income

Net income for the first quarter of 2019 was $1.56 million compared to net income of $1.34 million for the first quarter of 2018, an increase of $218 thousand or 16.23%. The increase in net income for the three months ended March 31, 2019 was driven by a decrease in provision for loan losses and non-interest expenses, offset by a decrease in net interest income.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three months ended March 31, 2019, net interest income decreased by $308 thousand or 4.6% versus the same period last year.

Total interest income increased by $685 thousand or 7.9% for the three months ended March 31, 2019 as compared to the corresponding period last year. This increase in interest income was primarily due to loan growth. Average yield on total loans for the three months ended March 31, 2019 was 4.62% compared to 4.56% for the three months ended March 31, 2018. Average total loans were $769 million compared to $725 million for the quarters ended March 31, 2019 and 2018, respectively.

Total interest expense increased by $993 thousand in the first quarter of 2019 to $3.0 million compared to $2.0 million in the prior year. The increase in interest expense was due to higher interest rates on deposits and borrowed funds as market rates continue to increase in our market area. We continue to face significant competition for deposits. During the first quarter of 2019 the average cost of interest bearing liabilities increased to 1.81% from 1.21% for the same quarter in 2018. Average borrowed funds increased to $51.1 million in the current quarter from $12.3 million in the same quarter last year.

The following tables set forth average balance sheets, averages yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$768,913	8,756	4.62%	$724,641	8,148	4.56%
Securities (1)	41,201	225	2.21	60,134	252	1.70
Federal Funds Sold	2,242	11	1.99	1,763	7	1.61
Interest-earning cash accounts	67,166	402	2.43	79,261	300	1.54
Total interest-earning Assets	879,522	9,394	4.33%	865,799	8,707	4.08%
Non-interest earning Assets	22,481			21,632
Allowance for Loan Losses	(8,381)			(8,192)
Total Assets	$893,622			$879,239
Interest-Bearing Liabilities:
Demand Deposits	$85,528	$18	0.09%	$31,145	$14	0.18%
Savings Deposits	56,109	166	1.20	103,826	235	0.92
Money Market Deposits	147,747	696	1.91	167,104	168	0.41
Time Deposits	325,070	1,743	2.17	349,248	1,514	1.76
Borrowed Funds	51,053	350	2.78	12,333	49	1.61
Total Interest Bearing Liabilities	665,507	2,973	1.81%	663,656	1,980	1.21%
Non-Interest Bearing Liabilities:
Demand Deposits	133,123			129,088
Other Liabilities	5,352			2,568
Total Non-Interest Bearing Liabilities	138,475			131,656
Stockholders’ Equity	89,640			83,927
Total Liabilities and Stockholders' Equity	$893,622			$879,239
Net Interest Income
(Tax Equivalent Basis)		$6,421			$6,727
Tax Equivalent Basis adjustment		(18)			(16)
Net Interest Income		$6,403			$6,711
Net Interest Rate Spread			2.52%			2.87%
Net Interest Margin			2.96%			3.15%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.30

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. The Company did not recognize a provision for loan losses for the three months ended March 31, 2019 compared to a provision of loan losses of $325 thousand for the three months ended March 31, 2018. The allowance for loan losses to total loans ratio was 1.08% as of March 31, 2019.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts. For the three months ended March 31, 2019, non-interest income increased by $19 thousand compared to the corresponding periods of 2018.

Non-interest Expense

Non-interest expense was $4.5 million during the first quarter of 2019, a decrease of $178 thousand or 3.8% from the first quarter of 2018. The decrease is a result of the Company’s continued focus on efficiencies.

Income Tax Expense

The income tax accrued for the three months ended March 31, 2019 was $431 thousand, compared to $435 thousand for the same period in 2018. As the New Jersey Division of Taxation is still reviewing certain provisions of the recent changes in New Jersey tax laws, the Company is accruing for its 2019 New Jersey income tax expense at a rate similar to that applicable in 2018, until such time as the New Jersey Division of Taxation comes to a conclusion on these provisions.

FINANCIAL CONDITION

Total consolidated assets increased by $29.2 million, or 3.31%, from $883.7 million at December 31, 2018 to $912.9 million at March 31, 2019, reflecting an increase in cash and cash equivalents, loans receivable and other assets related to the booking of a right to use asset due to the adoption of Accounting Standards Update 2016-02, Leases as of January 1, 2019.  Loans receivable, or “total loans,” increased from $765.9 million at December 31, 2018 to $773.6 million at March 31, 2019, an increase of $7.7 million. Total cash and cash equivalents increased from $64.5 million at December 31, 2018 to $72.6 million at March 31, 2019, an increase of $8.0 million. The change in cash is mainly due to an increase in deposit account balances and borrowed funds. Total deposits increased by $6.3 million to $743.0 million at March 31, 2019, from $736.7 million at December 31, 2018. Borrowings increased to $8.3 million as of March 31, 2019  to $60.0 million at December 31, 2018.

Loans

Our loan portfolio is the primary component of our assets, and consists of commercial real estate, commercial & industrial, residential mortgages, consumer and home equity loans. Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased to $764.4 million at March 31, 2019, an increase from $756.6 million at December 31, 2018. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey, New York and a defined radius of the headquarters. We have a concentration of commercial loans collateralized by real estate. We believe that we will continue to have opportunities for loan growth due, in part, to our experienced staff and relationship focused strategy. Our loan growth in the first quarter of 2019 was primarily in commercial real estate loans. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to effectively compete as a relationship driven community bank.

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

We attempt to manage overall credit risk through loan diversification and our loan underwriting and approval procedures.  Due diligence begins at the time we begin to discuss the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of the collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  Loans made are also subject to periodic audit and review.

As of March 31, 2019, the Bank had non-accrual loans of $9.7 million, compared to non-accrual loans totaling $9.4 million at year end 2018. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three months ended March 31, 2019, the gross interest income that would have been recorded would have been approximately $125 thousand.

Within its nonaccrual loans at March 31, 2019, the Bank had five residential mortgage loans and six home equity loans that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions. At March 31, 2019, nonaccrual TDR loans had an outstanding balance of $4.0 million and had no specific reserves associated with them. At March 31, 2019, accruing TDR had an outstanding balance of $2.3 million. The modifications to these loans did not involve principal forgiveness.

Investment Securities

At March 31, 2019, total securities were $41.5 million, of which $32.0 million were classified as Available for Sale and $5.9 million we classified as Held to Maturity. The company has no securities classified as trading.

Deposits

Deposits remain our primary source of funds.  Total deposits increased to $743.0 million at March 31, 2019 from $736.7 million at December 31, 2018, an increase of $6.3 million. Certificates of deposit increased by $11.9 million. Savings and interest bearing demand deposits decreased by $17.5 million for the first three months of 2019. Noninterest bearing demand deposit accounts increased by $11.9 million during the first three months of 2019. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. Partially offsetting the increase in deposits for the first three months of 2019, was a decrease of $17.4 million due to outflows of government and municipal deposits attributable to the cyclical nature of real estate tax collections and payments. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY.  These advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans.  At March 31, 2019 and December 31, 2018, the Bank had outstanding borrowings of $60.0 million and $51.7 million, respectively, with the FHLBNY.

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

As of March 31, 2019, the Company had a $5 million line of credit with the Atlantic Community Bankers Bank. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with Atlantic Community Bankers Bank for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the facilities at March 31, 2019.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At March 31, 2019, the Bank had $60.0 million of borrowed funds and a $40 million letter of credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $42.6 million as of March 31, 2019.

Our total deposits equaled $743.0 million and $736.7 million, respectively, at March 31, 2019 and December 31, 2018. Cash and cash equivalents increased from $64.6 million on December 31, 2018 to $72.6 million at March 31, 2019.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models, conducted quarterly, to measure the potential impact to the Bank of future changes in interest rates. The results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board, would be required by the ALCO and Bank’s management.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next two-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on the most recent quarterly model conducted, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 4.7%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.2%.

Based on the most recent quarterly model conducted, we estimated that over the next two years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.9%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 3.6%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows. The economic value of equity is likely to be different as interest rates change. In the most recent quarterly model conducted, our EVE would decline by 12.2% with an instantaneous rate shock of up 200 basis points, and increase by 4.4% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII models conducted with dollars in thousands:

			Estimated Change in					Estimated Change in
Interest Rates		Estimated	EVE		Interest Rates		Estimated	NII (12 month)
(basis points)		EVE	Amount	%	(basis points)		NII	Amount	%
+	400	$84,910	$(30,823)	26.6	+	400	$26,731	$2,163	8.8
+	300	93,477	(22,256)	(19.2)	+	300	26,230	1,662	6.8
+	200	102,231	(13,502)	(11.7)	+	200	25,717	1,149	4.7
+	100	110,121	(5,612)	(4.9)	+	100	25,152	584	2.4
	0	115,733	—	—		0	24,568	—	—
-	100	121,057	5,324	4.6	-	100	23,786	(782)	(3.2)
-	200	125,841	10,108	8.7	-	200	22,887	(1,681)	(6.8)

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

We continually evaluate interest rate risk management opportunities.  During the first three months of 2019, we believed that available hedging instruments were not cost-effective, and therefore, focused our efforts on our yield-cost spread through retail growth opportunities.

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at March 31, 2019.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

March 31, 2019

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2019	2020	2021	2022	2023	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.62%	$165,708	$36,759	$58,874	$125,699	$154,264	$232,314	$773,618	$755,962

Securities	2.21%	16,302	10,957	—	—	—	10,586	37,845	37,845

Fed Funds Sold	1.99%	2,609	—	—	—	—	—	2,609	2,609

Interest-earning cash and time deposits	2.43%	68,156	—	—	—	—	—	68,156	68,156

Interest Rate Sensitive Liabilities:

Interest bearing transaction accounts	1.24%	235,176	—	—	—	—	—	235,176	235,176

Savings deposits	1.20%	45,451	—	—	—	—	—	45,451	45,451

Time deposits	2.17%	95,806	103,452	42,689	71,024	15,436	3,581	331,988	335,770

Borrowed Funds	2.78%	$18,093	$20,000	$1,867	$20,000	$—	$—	$59,960	$60,168

Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates.  The maturity of certain types of assets and liabilities may fluctuate in advance of changes in market rates, while the maturity of other types of assets and liabilities may lag behind changes in market rates.  In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from the maturities assumed in calculating this table.

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

As of March 31, 2019, the Company’s management including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Executive Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of March 31, 2019, the Company’s Chief Executive Officer and President and the Company’s Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and the Bank are subject to routine litigation during the normal course of business. Accordingly, the Company and the Bank may periodically be parties to or otherwise involved in legal proceedings, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any proceedings pending, or threatened against the Company, or the Bank, or contemplated by government authorities, which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

Item 1A.  Risk Factors

An investment in our common stock involves risks. Stockholders should carefully consider the risks described under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. As of the date of this Quarterly Report on Form 10Q there have been no changes in our risk factors.

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

Bancorp of New Jersey, Inc.

Date: May 10, 2019	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)