Form 10-Q
period 2019-06-30
Bancorp of New Jersey, Inc.
filed 2019-08-08
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 1, 2019, there were 7,293,697 outstanding shares of the issuer’s class of common stock, no par value.

ITEM 1. Financial Statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$2,636	$3,541
Interest bearing deposits	80,273	59,024
Federal funds sold	3,315	1,977
Total cash and cash equivalents	86,224	64,542
Interest bearing time deposits	500	500
Securities available for sale	27,572	32,293
Securities held to maturity (fair value $0 and $5,852 at June 30, 2019 and December 31, 2018, respectively)	—	5,852
Restricted investment in bank stock, at cost	3,155	3,239
Loans receivable	782,344	765,919
Deferred loan fees and costs, net	(850)	(937)
Allowance for loan losses	(8,530)	(8,393)
Net loans	772,964	756,589
Premises and equipment, net	13,173	13,440
Accrued interest receivable	2,921	2,841
Other real estate owned	1,363	511
Right of use asset	13,067	—
Other assets	3,779	3,929
Total assets	$924,718	$883,736
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$113,279	$118,489
Savings and interest bearing transaction accounts	278,743	298,108
Time deposits $250 and under	249,215	213,855
Time deposits over $250	120,764	106,250
Total deposits	762,001	736,702
Borrowed funds	51,169	51,658
Lease liability	13,490	—
Accrued expenses and other liabilities	5,539	6,269
Total liabilities	832,199	794,629
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 7,293,697 at June 30, 2019 and 7,295,466 at December 31, 2018	76,848	76,713
Retained earnings	15,719	12,814
Accumulated other comprehensive loss	(48)	(420)
Total stockholders’ equity	92,519	89,107
Total liabilities and stockholders’ equity	$924,718	$883,736

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended June 30,
	2019	2018
INTEREST INCOME
Loans, including fees	$9,089	$8,179
Securities	179	233
Federal funds sold and other	419	261
TOTAL INTEREST INCOME	9,687	8,673

INTEREST EXPENSE
Savings and interest bearing transaction accounts	918	464
Time deposits	2,031	1,609
Borrowed funds	350	123
TOTAL INTEREST EXPENSE	3,299	2,196

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,388	6,477
Provision for loan losses	140	325
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,248	6,152
NON-INTEREST INCOME
Fees and service charges	143	110
TOTAL NON-INTEREST INCOME	143	110

NON-INTEREST EXPENSE
Salaries and employee benefits	2,416	2,372
Occupancy and equipment expense	909	828
FDIC premiums and related expenses	105	148
Legal fees	275	219
Other real estate owned expenses	22	2
Professional fees	203	245
Data processing	281	205
Other expenses	507	692
TOTAL NON-INTEREST EXPENSE	4,718	4,711
Income before provision for income taxes	1,673	1,551
Income tax expense	329	361
Net income	$1,344	$1,190

PER SHARE OF COMMON STOCK
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Six Months Ended June 30,
	2019	2018
INTEREST INCOME
Loans, including fees	$17,845	$16,327
Securities	386	469
Federal funds sold and other	832	568
TOTAL INTEREST INCOME	19,063	17,364

INTEREST EXPENSE
Savings and interest bearing transaction accounts	1,798	881
Time deposits	3,774	3,123
Borrowed funds	700	172
TOTAL INTEREST EXPENSE	6,272	4,176

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	12,791	13,188
Provision for loan losses	140	650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,651	12,538
NON-INTEREST INCOME
Fees and service charges	257	205
TOTAL NON-INTEREST INCOME	257	205

NON-INTEREST EXPENSE
Salaries and employee benefits	4,870	4,787
Occupancy and equipment expense	1,818	1,695
FDIC premiums and related expenses	233	306
Legal fees	350	357
Other real estate owned expenses	25	9
Professional fees	437	493
Data processing	568	538
Other expenses	942	1,229
TOTAL NON-INTEREST EXPENSE	9,243	9,414
Income before provision for income taxes	3,665	3,329
Income tax expense	760	796
Net income	$2,905	$2,533

PER SHARE OF COMMON STOCK
Basic	$0.40	$0.35
Diluted	$0.40	$0.35

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,
	2019	2018
Net income	$1,344	$1,190
Other comprehensive income:
Unrealized gains on securities available for sale, net of deferred income tax expense of $64 and $2, respectively	166	4
Comprehensive income	$1,510	$1,194

	For the Six Months Ended June 30,
	2019	2018
Net income	$2,905	$2,533
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of deferred income tax expense (benefit) of $143 and $(86), respectively	372	(222)
Comprehensive income	$3,277	$2,311

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2018	70,182	13,482	(355)	83,309
Exercise of stock options	7	—	—	7
Stock based compensation	236	—	—	236
5% Stock dividend (347,214 shares)	6,149	(6,149)	—	—
Net income	—	2,533	—	2,533
Other comprehensive loss, net of taxes	—	—	(222)	(222)
Balance at June 30, 2018	$76,574	$9,866	$(577)	$85,863

Balance at January 1, 2019	76,713	12,814	(420)	89,107
Exercise of stock options	3	—	—	3
Stock based compensation	132	—	—	132
Net income	—	2,905	—	2,905
Other comprehensive income, net of taxes	—	—	372	372
Balance at June 30, 2019	$76,848	$15,719	$(48)	$92,519

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,905	$2,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	140	650
Amortization of securities premiums	62	90
Deferred income taxes	48	(89)
Depreciation	442	420
Stock based compensation	132	236
Accretion of net loan origination fees and costs	(87)	80
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(80)	19
Decrease (increase) in other assets	356	(27)
(Decrease) increase in accrued interest payable and other liabilities	(705)	157
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,213	4,069

Cash flows from investing activities:
Purchases of securities held to maturity	—	(5,852)
Proceeds from maturities of securities held to maturity	5,852	6,058
Proceeds from calls, maturities and other principal payments of securities available for sale	5,175	1,402
Purchase of collateral of OREO property	(852)	—
Purchase of restricted investment in bank stock	(516)	(1,036)
Proceeds from calls of restricted investment of bank stock	600	151
Proceeds from sale of other real estate owned	—	415
Net increase in loans	(16,428)	(20,641)
Purchases of premises and equipment	(175)	(158)
NET CASH USED IN INVESTING ACTIVITIES	(6,344)	(19,661)

Cash flows from financing activities:
Net increase (decrease) in deposits	25,299	(33,285)
Net (decrease) increase in borrowed funds	(489)	16,649
Proceeds from exercise of stock options	3	7
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	24,813	(16,629)
Increase (decrease) in cash and cash equivalents	21,682	(32,221)
Cash and cash equivalents at beginning of year	64,542	92,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,224	$60,398
Supplemental information:
Cash paid during the year for:
Interest	$6,258	$4,063
Income taxes	$917	$349
Non-cash Investing and Financing Activities:
Recognition of right of use asset	$13,464	$—
Recognition of lease liability	$13,791	$—

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2019, and the date these consolidated financial statements were issued.

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

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Plan”).  At the time of the holding company reorganization, the 2006 Plan was assumed by the Company.  The 2006 Plan allows the Company to grant Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NQO”) to directors and employees of the Company to purchase up to 264,582 shares of the Company’s common stock.  At June 30, 2019, stock options to purchase 228,781 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Plan, of which options to purchase 49,960 shares were outstanding. There are no options available for grants under the 2006 Plan as the plan has expired.

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

There were no unvested options at June 30, 2019 and 17,344 unvested options at June 30, 2018. At June 30, 2019 there was no unrecognized compensation expense related to unvested options. For the three and six months ended June 30, 2019, zero and $3 thousand, respectively, were recorded as expense for options that have been issued through the 2006 Plan. For the three and six months ended June 30, 2018, $11 thousand and $21 thousand, respectively, were recorded as expense for options that have been issued through the 2006 Plan.

During the six months ended June 30, 2019 options to purchase 331 shares of common stock at a price of $10.13 were exercised for a total price of $3 thousand. During the six months ended June 30, 2018 options to purchase 617 shares of common stock at a price of $10.13 were exercised for a total price of $7 thousand.

A summary of stock option activity under the 2006 Plan during the six months ended June 30, 2018 and 2019 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	53,819	$10.13
Forfeited	(1,919)	10.13
Exercised	(617)	10.13
Outstanding at June 30, 2018	51,283	$10.13	$303,406	8.06

Exercisable at June 30, 2018	33,939	$10.13	$200,807	8.06

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2019	51,174	$10.13
Forfeited	(883)	10.13
Exercised	(331)	10.13
Outstanding at June 30, 2019	49,960	$10.13	$188,184	7.06

Exercisable at June 30, 2019	49,960	$10.13	$188,184	7.06

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2019 and 2018, respectively. This amount changes based on the changes in the market value in the Company’s stock.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 275,625 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided that only employees are eligible to receive incentive stock options.  At June 30, 2019, there were 173,082 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan. There are 102,543 shares available for grants under the 2011 Plan as of June 30, 2019.

The following is a summary of the restricted stock awards activity under the 2011 plan during the six months ended June 30, 2018 and 2019:

	2018
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2018	34,175	$12.96
Granted	15,750	16.70
Vested	(15,275)	12.80
Outstanding at June 30, 2018	34,650	$14.73

	2019
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2019	21,525	$15.11
Vested	(5,250)	16.70
Outstanding at June 30, 2019	16,275	$14.60

Approximately $133 thousand remains to be expensed over the next eight months related to the unvested restricted stock as of June 30, 2019. For the three and six months ended June 30, 2019, $59 thousand and $118 thousand, respectively, were recorded as compensation expense for restricted stock that had been issued through the 2011 Plan. For the three and six months ended June 30, 2018, $64 thousand and $189 thousand, respectively, were recorded as compensation expense for restricted stock that had been issued through the 2011 Plan.

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

There were 3,150 unvested options at June 30, 2019 and 9,870 unvested options at June 30, 2018. At June 30, 2019 there was $13 thousand of unrecognized compensation expense related to unvested options. For the three and six months ended June 30, 2019, $5 thousand and $11 thousand, respectively, were recorded as expense for options that have been issued through the 2011 Plan. For the three and six months ended June 30, 2018, $10 thousand and $28 thousand, respectively, were recorded as expense for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the three and six months ended June 30, 2019 and 2018.

A summary of stock option activity under the 2011 Plan during the six months ended June 30, 2018 and 2019 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	48,510	$12.11
Forfeited	(420)	16.24
Outstanding at June 30, 2018	48,090	$12.08	$190,980	8.21

Exercisable at June 30, 2018	38,220	$11.00	$192,836	7.98

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2019	43,680	$11.66
Forfeited	(525)	16.24
Outstanding at June 30, 2019	43,155	$11.60	$122,692	7.11

Exercisable at June 30, 2019	40,005	$11.24	$122,692	7.03

(1)

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2019 and 2018, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits.  The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $58 thousand and $55 thousand during the three months ended June 30, 2019 and 2018, respectively, and approximately $127 thousand and $116 thousand during the six months ended June 30, 2019 and 2018, respectively.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	June 30,
(In thousands except per share data)	2019	2018
Net income available to common stockholders	$1,344	$1,190
Weighted average number of common shares outstanding - basic	7,294	7,296
Basic earnings per share	$0.18	$0.16

Net income available to common stockholders	$1,344	$1,190
Weighted average number of common shares outstanding - basic	7,294	7,296
Effect of dilutive options	12	20
Weighted average number of common shares outstanding- diluted	7,306	7,316
Diluted earnings per share	$0.18	$0.16

NQOs to purchase 83,035 shares of common stock at a weighted average price of $10.15 were included in the computation of diluted earnings per share for the three months ended June 30, 2019. NQOs to purchase 10,080 shares of common stock at a price of $16.24 were not included because they were antidilutive.

NQOs to purchase 100,605 shares of common stock at a weighted average price of $11.09 were included in the computation of diluted earnings per share for the three months ended June 30, 2018.

The following table shows earnings per share for the six month periods presented:

	For the six months ended
	June 30,
(In thousands except per share data)	2019	2018
Net income available to common stockholders	$2,905	$2,533
Weighted average number of common shares outstanding - basic	7,293	7,293
Basic earnings per share	$0.40	$0.35

Net income available to common stockholders	$2,905	$2,533
Weighted average number of common shares outstanding - basic	7,293	7,293
Effect of dilutive options	12	20
Weighted average number of common shares and common share equivalents- diluted	7,305	7,313
Diluted earnings per share	$0.40	$0.35

NQOs to purchase 83,035 shares of common stock at a weighted average price of $10.15 were included in the computation of diluted earnings per share for the six months ended June 30, 2019. NQOs to purchase 10,800 shares of common stock at a price of $16.24 were not included because they were antidilutive.

NQOs to purchase 100,605 shares of common stock at a weighted average price of $11.09 were included in the computation of diluted earnings per share for the six months ended June 30, 2018.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at June 30, 2019 and December 31, 2018 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury securities	6,113	—	(50)	6,063
Government sponsored enterprise obligations
Agency backed	11,458	—	(9)	11,449
Mortgage backed	10,067	—	(7)	10,060
Total securities available for sale	27,638	—	(66)	27,572

	$27,638	$—	$(66)	$27,572

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,852	$—	$—	$5,852
Total securities held to maturity	5,852	—	—	5,852

Securities Available for Sale:
U.S. Treasury securities	6,171	—	(143)	6,028
Government sponsored enterprise obligations
Agency backed	15,440	—	(168)	15,272
Mortgage backed	11,264	—	(271)	10,993
Total securities available for sale	32,875	—	(582)	32,293

	$38,727	$—	$(582)	$38,145

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,063	(50)	6,063	(50)
Government sponsored enterprise obligations	—	—	21,509	(16)	21,509	(16)
Total securities available for sale	—	—	27,572	(66)	27,572	(66)

Total securities	$—	$—	$27,572	$(66)	$27,572	$(66)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,028	(143)	6,028	(143)
Government sponsored enterprise obligations	—	—	26,265	(439)	26,265	(439)
Total securities available for sale	—	—	32,293	(582)	32,293	(582)

Total securities	$—	$—	$32,293	$(582)	$32,293	$(582)

The amortized cost and fair value of securities held to maturity and securities available for sale at June 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay their obligations. (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$—	$—	$6,496	$6,488
After one to five years	—	—	11,075	11,024
Greater than five years	—	—	10,067	10,060
Total	$—	$—	$27,638	$27,572

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

At June 30, 2019, the Company’s securities available for sale portfolio consisted of eight securities, all of which were in an unrealized loss position for more than twelve months. However, all of the securities experienced an increase in fair value at June 30, 2019 as compared to December 31, 2018. No OTTI charges were recorded for the three or six months ended June 30, 2019. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities available for sale with an amortized cost  and a fair value of $8.0 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of June 30, 2019. Securities with an amortized cost of $8.1 million and a fair value of $8.0 million were pledged to secure borrowings with the FHLBNY as of December 31, 2018.

During the three and six months ended June 30, 2019 and 2018, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans

The components of the loan portfolio, which are categorized by collateral code, at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Commercial real estate	$657,842	$640,627
Residential mortgages	55,210	58,281
Commercial and industrial	25,912	24,852
Home equity	43,084	41,833
Consumer	296	326
	$782,344	$765,919

Our market area is concentrated in Bergen County, New Jersey, with commercial real estate and commercial and industrial loans made to borrowers located primarily in New Jersey, New York and a defined radius of our headquarters. Our borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately manage the potential exposure to such risks and an allowance for loan losses is provided for management’s best estimate of probable loan losses.

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
June 30, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,466	$339	$238	$711	$16	$613	$8,383
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	3	—	4	—	7
Provision (credit)	90	(33)	(3)	42	2	42	140
Ending balance	$6,556	$306	$238	$753	$22	$655	$8,530
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,556	$306	$238	$753	$22	$655	$8,530

Loan receivables:
Ending balance	$657,842	$55,210	$25,912	$43,084	$296	$—	$782,344
Ending balance: individually evaluated for impairment	$8,190	$5,760	$1,802	$334	$—	$—	$16,086
Ending balance: collectively evaluated for impairment	$649,652	$49,450	$24,110	$42,750	$296	$—	$766,258

	Commercial	Residential	Commercial
June 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,955	$332	$608	$627	$32	$557	$8,111
Charge-offs	—	—	(24)	(228)	—	—	(252)
Recoveries	—	—	2	—	2	—	4
Provision (credit)	315	(22)	12	158	(6)	(132)	325
Ending balance	$6,270	$310	$598	$557	$28	$425	$8,188

December 31, 2018
Allowance for loan losses:
Ending balance	$6,508	$342	$231	$733	$20	$559	$8,393
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,508	$342	$231	$733	$20	$559	$8,393

Loan receivables:
Ending balance	$640,627	$58,281	$24,852	$41,833	$326	$—	$765,919
Ending balance: individually evaluated for impairment	$8,190	$5,129	$1,802	$816	$—	$—	$15,937
Ending balance: collectively evaluated for impairment	$632,437	$53,152	$23,050	$41,017	$326	$—	$749,982

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the six months ended:

	Commercial	Residential	Commercial
June 30, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,508	$342	$231	$733	$20	$559	$8,393
Charge-offs	—	—	—	—	(16)	—	(16)
Recoveries	—	—	7	—	6	—	13
Provision (credit)	48	(36)	—	20	12	96	140
Ending balance	$6,556	$306	$238	$753	$22	$655	$8,530

	Commercial	Residential	Commercial
June 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	—	—	(49)	(738)	—	—	(787)
Recoveries	—	—	4	—	4	—	8
Provision (credit)	403	(62)	68	892	(26)	(625)	650
Ending balance	$6,270	$310	$598	$557	$28	$425	$8,188

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018, (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
June 30, 2019	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$889	$664	$1,677	$3,230	$654,612	$657,842	$1,677
Residential mortgages	3,504	—	2,141	5,645	49,565	55,210	5,760
Commercial and industrial	—	137	2,185	2,322	23,590	25,912	1,802
Home equity	597	412	106	1,115	41,969	43,084	302
Consumer	—	53	20	73	223	296	—
	$4,990	$1,266	$6,129	$12,385	$769,959	$782,344	$9,541

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
December 31, 2018	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$2,502	$183	$1,678	$4,363	$636,264	$640,627	$1,678
Residential mortgages	3,113	—	2,172	5,285	52,996	58,281	5,129
Commercial and industrial	175	—	1,802	1,977	22,875	24,852	1,802
Home equity	298	—	568	866	40,967	41,833	778
Consumer	19	—	—	19	307	326	—
	$6,107	$183	$6,220	$12,510	$753,409	$765,919	$9,387

At June 30, 2019, the Company had three accruing loans with a carrying value of $404 thousand that were delinquent for more than ninety days. At December 31, 2018, the Company had one accruing loan with a carrying value of $830 thousand that was delinquent for more than ninety days.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month periods ended June 30, 2019 and 2018, the gross interest income would have been $129 thousand and $109 thousand, respectively. If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the six month periods ended June 30, 2019 and 2018, the gross interest income would have been $253 thousand and $204 thousand, respectively. There was no interest income recognized on these loans during the three and six months ended June 30, 2019 and 2018.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2019 and December 31, 2018 (in thousands):

	Commercial	Residential	Commercial
June 30, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$649,652	$48,366	$23,881	$42,750	$296	$764,945
Special Mention	—	1,084	229	—	—	1,313
Substandard	8,190	5,760	1,802	334	—	16,086
Doubtful	—	—	—	—	—	—
	$657,842	$55,210	$25,912	$43,084	$296	$782,344

	Commercial	Residential	Commercial
December 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$632,437	$52,064	$22,821	$41,017	$326	$748,665
Special Mention	—	1,088	229	—	—	1,317
Substandard	8,190	5,129	1,802	816	—	15,937
Doubtful	—	—	—	—	—	—
	$640,627	$58,281	$24,852	$41,833	$326	$765,919

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following tables provide information about the Company’s impaired loans at June 30, 2019 and December 31, 2018 (in thousands):

		Unpaid
	Recorded	Principal	Related
June 30, 2019	Investment	Balance	Allowance
Commercial real estate	$8,190	$8,191	$—
Residential mortgages	5,760	7,462	—
Commercial and industrial	1,802	1,812	—
Home equity	334	798	—
Total impaired loans	$16,086	$18,263	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment	Balance	Allowance
Commercial real estate	$8,190	$8,191	$—
Residential mortgages	5,129	6,684	—
Commercial and industrial	1,802	1,812	—
Home equity	816	1,282	—
Total impaired loans	$15,937	$17,969	$—

The following tables provide information about the Company’s impaired loans for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$8,190	$—	$11,167	$—
Residential mortgages	5,768	—	8,356	—
Commercial and industrial	1,802	—	2,511	—
Home equity	337	—	2,053	—
Total impaired loans	$16,097	$—	$24,087	$—

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$8,190	$—	$11,296	$—
Residential mortgages	5,881	—	8,588	—
Commercial and industrial	1,802	—	2,660	—
Home equity	496	—	2,411	—
Total impaired loans	$16,369	$—	$24,955	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class at June 30, 2019 and December 31, 2018 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
June 30, 2019	Status	Loans	Status	Loans	Total
Residential mortgages	$2,266	5	$3,661	8	$5,927
Home equity	—	—	204	3	204
	$2,266	5	$3,865	11	$6,131

	Accrual	Number of	Nonaccrual	Number of
December 31, 2018	Status	Loans	Status	Loans	Total
Residential mortgages	$2,274	5	$3,832	8	$6,106
Home equity	—	—	671	4	671
	$2,274	5	$4,503	12	$6,777

For the six months ended June 30, 2019 there were no new TDRs that occurred. For the six months ended June 30, 2018 there were two new TDRs that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2018	Loans	Investments	Investments
Residential mortgages	2	$989	$989
	2	$989	$989

During the three and six months ended June 30, 2019, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the six months ended June 30, 2019 and 2018 the Company had no foreclosed residential real estate property. In addition, as of June 30, 2019, the Company had loans with a carrying value of $4.2 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2019, the Company had $2.6 million of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2019 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at June 30, 2019 and December 31, 2018 is as follows (in thousands):

	2019
			Original
June 30, 2019	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Note	5,000	2.97%	1	December 2019
Fixed Rate Note	10,000	3.02%	2	December 2020
Fixed Rate Amortizing Note	259	1.51%	5	July 2019
Fixed Rate Amortizing Note	363	1.51%	5	August 2019
Fixed Rate Amortizing Note	1,685	2.02%	7	August 2021
Fixed Rate Amortizing Note	862	1.48%	5	October 2019
Fixed Rate Note	10,000	2.49%	3	March 2019
Total FHLBNY Advances	$48,169	2.78%

Line of Credit Advance	3,000	6.00%
Total Atlantic Community Bankers Bank Advance	$3,000	6.00%

Total borrowings	$51,169	2.97%

	2018
			Original
December 31, 2018	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.75%	0.5	April 2019
Fixed Rate Note	10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Note	5,000	2.97%	1	December 2019
Fixed Rate Note	10,000	3.02%	2	December 2020
Fixed Rate Amortizing Note	603	1.50%	5	June 2019
Fixed Rate Amortizing Note	1,033	1.51%	5	July 2019
Fixed Rate Amortizing Note	1,084	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,049	2.02%	7	August 2021
Fixed Rate Amortizing Note	1,889	1.48%	5	October 2019
	$51,658	2.75%

In addition to the advances listed above, the Bank had municipal letters of credit issued by FHLBNY in the amount of $40 million at both June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, loans with a carrying value of approximately $196.5 million and $199.3 million and securities with a fair value of $8.0 million in both periods were pledged to secure advances and municipal letters of credit from the FHLBNY.

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank (“ACBB”). In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with ACBB for the purchase of federal funds in the event that temporary liquidity needs arise. The Company had a $3 million outstanding borrowing on the line of credit with ACBB at June 30, 2019. There were no outstanding borrowings on any of the Bank’s lines of credit at June 30, 2019 and December 31, 2018.

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

Under the final capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to Risk Weighted Assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The following table summarizes the Bank’s risk-based capital and leverage ratios at June 30, 2019:

				To Be Well
		Minimum Required		Capitalized Under
		For Capital	Minimum Capital	Prompt Corrective
	June 30, 2019	Adequacy Purposes	With Buffer	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.43%	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.43%	6.00%	8.50%	8.00%
Total Capital Ratio	12.48%	8.00%	10.50%	10.00%
Leverage Ratio	10.42%	4.00%	N/A	5.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	June 30,	for Identical	Observable	Significant
Description	2019	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,063	$—	$6,063	$—
Government sponsored enterprise obligations:
Agency backed	11,449	—	11,449	—
Mortgage backed	10,060	—	10,060	—
Total securities available for sale	$27,572	$—	$27,572	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2018	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,028	$—	$6,028	$—
Government sponsored enterprise obligations:
Agency backed	15,272	—	15,272	—
Mortgage backed	10,993	—	10,993	—
Total securities available for sale	$32,293	$—	$32,293	$—

There were no transfers between Levels 1, 2 or 3 for the three and six month periods ended June 30, 2019 and 2018. For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	June 30,	Active Markets for	Significant Other	Significant
Description	2019	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$1,363	$—	$—	$1,363

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
Description	2018	Identical Assets	Observable Inputs	Unobservable Inputs
Other real estate owned	$511	$—	$—	$511

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Weighted Average
June 30, 2019	Estimate	Techniques	Input	Discount
Other real estate owned	$1,363	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	2.1%

	Fair Value	Valuation	Unobservable	Weighted Average
December 31, 2018	Estimate	Techniques	Input	Discount
Other real estate owned	$511	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	15.1%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at June 30, 2019 and December 31, 2018 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	June 30, 2019		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$86,224	$82,664	$82,664	$—	$—
Interest bearing time deposits	500	500	—	500	—
Securities available for sale	27,572	27,572	—	27,572	—
Restricted investment in bank stock	3,155	3,155	—	3,155	—
Loans receivable, net	772,964	761,825	—	—	761,825
Accrued interest receivable	2,921	2,921	—	2,921	—
Financial liabilities:
Deposits	762,001	766,702	—	766,702	—
Borrowed funds	51,169	51,675	—	51,675	—
Accrued interest payable	707	707	—	707	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2018		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$64,542	$64,542	$64,542	$—	$—
Interest bearing time deposits	500	500	—	500	—
Securities available for sale	32,293	32,293	—	32,293	—
Securities held to maturity	5,852	5,852	—	5,852	—
Restricted investment in bank stock	3,239	3,239	—	3,239	—
Loans receivable, net	756,589	728,086	—	—	728,086
Accrued interest receivable	2,841	2,841	—	2,841	—
Financial liabilities:
Deposits	736,702	739,940	—	739,940	—
Borrowed funds	51,658	51,681	—	51,681	—
Accrued interest payable	803	803	—	803	—

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

Limitation

The preceding fair value estimates were made at June 30, 2019 and December 31, 2018 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at June 30, 2019 and December 31, 2018, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018.

Notes 11. Leases

The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at the commencement and are discounted using the Company’s FHLBNY borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract. For operating leases existing prior to January 1, 2019, the rate for the remainng lease term as of January 1, 2019 was used.

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

The Company has operating leases for branches and land which have original lease terms of one to twenty years, some of which include options to extend the lease. These options to extend are assessed on a lease-by-lease basis and adjustments are made to the right-of-use asset and lease liability if the Company is reasonably certain that an option will be exercised and will be expensed on a straight-line basis.

Operating lease costs for the first six months of 2019 were $748 thousand with operating cash flows from operating leases of $651 thousand.

The Company has a land lease related to the location of its corporate office building. The lease includes an original term and multiple extension options. The remaining term of this lease is 35 years at June 30, 2019. The Company used a discount rate of 3.98% in the calculation of the right of use asset and lease liability related to this land lease.

Excluding the land lease above, the weighted-average remaining lease term of the Company’s leases is 6.76 years, and the weighted-average discount rate is 3.21% at June 30, 2019.

An analysis of lease payment obligations for each of the next five years and thereafter in addition to a reconciliation to the Company’s lease liability are as follows (in thousands):

Six Months Ending December 31, 2019	$658
2020	1,312
2021	1,204
2022	1,134
2023	1,154
Thereafter	16,623
Total lease payments	22,085
Less: interest	8,595
Present value of lease payments	$13,490

Included in the table above is a related party branch office lease with a Director of the Company. This lease expires on July 31, 2021. As of June 30, 2019, the remaining payment obligation under this lease agreement is $375 thousand.

Note 12. Recent Accounting Pronouncements

This note provides a summary description of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on consolidated financial statements issued in the near future.

ASU 2016-02, Leases

In February 2016 the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing lease accounting guidance to include the requirement to recognize most lease arrangements on the balance sheet. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statement of income. The reporting of lease related expenses in the consolidated statements of income and cash flows are generally consistent with the current guidance. The new guidance became effective for the Company on January 1, 2019. The standard was applied using the optional transition method in accordance with the July 2018 issued ASU No. 2018-11 allowing the Company to choose the optional transition method, instead of the modified retrospective transition method. The adoption of this standard required the Company to recognize the rights and obligations arising from operating leases as a right of use asset and a lease liability in the amounts of $13.5 million and $13.8 million, respectively, on the consolidated statements of financial condition. Refer to Note 11 Leases, of this quarterly report form 10-Q, where we discuss the adoption of ASU 2016-02.

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The amendments in ASU 2016-13 would be effective for the Company beginning in the first quarter of 2020. In July 2019, the FASB tentatively decided to delay the required implementation date of ASU 2016-13 for smaller reporting companies. If the decision to delay required implementation is finalized, the Company would be required to implement the ASU on January 1, 2023. The Company is currently evaluating the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

ASU 2018-13, Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU 2018-13, Fair Value measurement. ASU 2018-13 removes requirements to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for the Company beginning in the first quarter 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial position or results of operations.

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

Bancorp of New Jersey, Inc., referred to as “we” or the “Company,” cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and we assume no duty to update forward-looking statements and we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law or applicable regulations. We caution readers not to place undue reliance on any forward-looking statements.  These statements speak only as of the date made, and we advise readers that various factors, including those described above, could affect our financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected.

Critical Accounting Policies, Judgments and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 “Significant Accounting Policies” in the Notes to Consolidated Financial

Statements included in Part I, Item 1 of this report.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the period or future periods.  Financial assets and liabilities required to be recorded at, or adjusted to reflect, fair value require the use of estimates, assumptions, and judgments.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our financial condition and consolidated results of operations.

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the ALLL, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) classified loans for which the general valuation allowance for the respective loan type is deemed to be inadequate; and (2) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolio and the identification of impaired loans. The review of loans is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. Charge-offs are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General reserves are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although charge-offs and general reserves are established in accordance with management’s best estimates, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to maintain the ALLL at an adequate level.  For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make additional provisions for loan losses. Any provision reduces our net income. While the allowance is increased by the provision for loan losses, it is decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. A change in economic conditions could adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require additional provisions for loan losses. Furthermore, growth or a change in the composition of our loan portfolio could require additional provisions for loan losses.

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

Results of Operations

Three and Six Months Ended June 30, 2019 compared to Three and Six Months Ended June 30, 2018

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

Net Income

Net income for the second quarter of 2019 was $1.34 million compared to net income of $1.19 million for the second quarter of 2018, an increase of $155 thousand or 13.0%.  Net income for the six months ended June 30, 2019 was $2.91 million compared to net income of $2.53 million for the same period in 2018, an increase of $372 thousand or 14.7%.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense paid on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

For the three months ended June 30, 2019, net interest income decreased by $88 thousand or 1.4% versus the same period last year. For the six months ended June 30, 2019, net interest income decreased by $397 thousand or 3.0% versus the same period last year.

Total interest income increased by $1.0 million or 11.7% for the three months ended June 30, 2019 as compared to the corresponding period last year. During the six months ended June 30, 2019, interest income increased by $1.7 million or 9.8% versus the same period last year. This increase in interest income was primarily due to loan growth.

Total interest expense increased by $1.1 million in the second quarter of 2019 to $3.3 million compared to $2.2 million in the prior year period. During the six months ended June 30, 2019, interest expense increased by $2.1 million versus the same period last year. The increase in interest expense was due to an increase in deposit balances and higher interest rates on deposits and borrowed funds as obtaining and retaining deposits remain extremely competitive.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

(in thousands, except for yield data)

	For the Three Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$771,770	9,089	4.72%	$733,402	8,179	4.47%
Securities (1)	33,935	183	2.16	59,560	251	1.69
Federal Funds Sold	2,937	10	1.37	2,089	7	1.34
Interest-earning cash accounts	81,544	409	2.01	67,759	254	1.50
Total interest-earning Assets	890,186	9,691	4.37%	862,810	8,691	4.04%
Non-interest earning Assets	35,066			21,131
Allowance for Loan Losses	(8,388)			(8,095)
Total Assets	$916,864			$875,846
Interest-Bearing Liabilities:
Demand Deposits	$74,811	$36	0.19%	$34,260	$16	0.19%
Savings Deposits	42,989	124	1.16	97,367	291	1.20
Money Market Deposits	153,073	758	1.99	141,570	157	0.44
Time Deposits	349,329	2,031	2.33	353,223	1,609	1.83
Borrowed Funds	51,060	350	2.76	21,665	123	2.28
Total Interest-Bearing Liabilities	671,262	3,299	1.97%	648,085	2,196	1.36%
Non-Interest Bearing Liabilities:
Demand Deposits	134,560			139,882
Other Liabilities	19,046			2,512
Total Non-Interest Bearing Liabilities	153,606			142,394
Stockholders’ Equity	91,996			85,367
Total Liabilities and Stockholders' Equity	$916,864			$875,846
Net Interest Income
(Tax Equivalent Basis)		$6,392			$6,495
Tax Equivalent Basis adjustment		(4)			(18)
Net Interest Income		$6,388			$6,477
Net Interest Rate Spread			2.40%			2.68%
Net Interest Margin			2.88%			3.02%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.33			1.33

(1)	Yield is calculated on a tax effective basis.

	For the Six Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$770,350	17,845	4.67%	$729,045	16,327	4.52%
Securities (1)	37,548	408	2.19	59,845	500	1.68
Federal Funds Sold	2,592	21	1.63	1,927	14	1.47
Interest-earning cash accounts	74,395	811	2.20	73,478	554	1.52
Total interest-earning Assets	884,885	19,085	4.35%	864,295	17,395	4.06%
Non-interest earning Assets	28,801			21,382
Allowance for Loan Losses	(8,384)			(8,144)
Total Assets	$905,302			$877,533
Interest-Bearing Liabilities:
Demand Deposits	$80,140	$54	0.14%	$32,711	$30	0.18%
Savings Deposits	49,513	290	1.18	100,579	527	1.06
Money Market Deposits	150,424	1,454	1.95	154,267	325	0.42
Time Deposits	337,267	3,774	2.26	351,247	3,122	1.79
Borrowed Funds	51,056	700	2.76	17,025	172	2.04
Total Interest-Bearing Liabilities	668,400	6,272	1.89%	655,829	4,176	1.28%
Non-Interest Bearing Liabilities:
Demand Deposits	133,235			134,514
Other Liabilities	13,130			2,539
Total Non-Interest Bearing Liabilities	146,365			137,053
Stockholders’ Equity	90,537			84,651
Total Liabilities and Stockholders' Equity	$905,302			$877,533
Net Interest Income
(Tax Equivalent Basis)		$12,813			$13,219
Tax Equivalent Basis adjustment		(22)			(31)
Net Interest Income		$12,791			$13,188
Net Interest Rate Spread			2.46%			2.78%
Net Interest Margin			2.92%			3.08%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. The Company recognized a provision for loan losses of $140 thousand for both the three and six months ended June 30, 2019 compared to a provision for loan losses of $325 thousand and $650 thousand for the three and six months ended June 30, 2018, respectively. The allowance for loan losses to total loans was 1.09% as of June 30, 2019.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts. For the three and six months ended June 30, 2019, non-interest income increased by $33 thousand and $52 thousand, respectively, compared to the corresponding periods of 2018.

Non-interest Expense

Non-interest expense was $4.7 million during the second quarter of 2019 and 2018, while non-interest expense was $9.2 million for the six months ended June 30, 2019 compared to $9.4 million for the same period in 2018, a decrease of $171 thousand or 1.8%.  The decrease is a result of the Company’s continued focus on efficiencies.

Income Tax Expense

The income tax accrual for the three months ended June 30, 2019 was $329 thousand compared to $361 thousand for the same period in 2018. The income tax accrual for the six months ended June 30, 2019 was $760 thousand compared to $796 thousand for the same period in 2018.  As the New Jersey Division of Taxation is still reviewing certain provisions of the recent changes in New Jersey tax laws, the Company is accruing for its 2019 New Jersey income tax expense at a rate similar to that applicable in 2018, until such time as the New Jersey Division of Taxation comes to a conclusion on these provisions.

FINANCIAL CONDITION

Total assets increased by $41.0 million, or 4.6%, from $883.7 million at December 31, 2018 to $924.7 million at June 30, 2019, reflecting an increase in cash and cash equivalents, loans receivable and other assets related to the booking of a right to use asset due to the adoption of Accounting Standards Update 2016-02, Leases as of January 1, 2019.  Loans receivable, or “total loans,” increased from $765.9 million at December 31, 2018 to $782.3 million at June 30, 2019, an increase of $16.4 million. Total cash and cash equivalents increased from $64.5 million at December 31, 2018 to $86.2 million at June 30, 2019, an increase of $21.7 million. The change in cash is mainly due to an increase in deposit account balances and the maturity of certain securities. Total deposits increased by $25.3 million to $762.0 million at June 30, 2019, from $736.7 million at December 31, 2018. Borrowed funds decreased slightly to $51.2 million as of June 30, 2019 from $51.7 million at December 31, 2018.

Loans

Our loan portfolio is the primary component of our assets, and consists of commercial real estate, commercial & industrial, residential mortgages, consumer and home equity loans. Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased to $773.0 million at June 30, 2019, an increase from $756.6 million at December 31, 2018. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey, New York and a defined radius of our headquarters. We have a concentration of commercial real estate and commercial and industrial loans collateralized by real estate. We believe that we will continue to have opportunities for loan growth due, in part, to our experienced staff and relationship focused strategy. Our loan growth in the second quarter of 2019 was primarily in commercial real estate loans.

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

At June 30, 2019, the Bank had non-accrual loans of $9.5 million, compared to non-accrual loans totaling $9.4 million at year end 2018. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and six months ended June 30, 2019, the gross interest income that would have been recorded would have been approximately $129 thousand and $253 thousand, respectively.

Within its nonaccrual loans at June 30, 2019, the Bank had eight residential mortgage loans and three home equity loans that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions. At June 30, 2019, nonaccrual TDR loans had an outstanding balance of $3.9 million and had no specific reserves associated with them. At June 30, 2019, accruing TDR had an outstanding balance of $2.3 million. The modifications to these loans did not involve principal forgiveness.

Investment Securities

At June 30, 2019, total securities were $30.7 million, of which $27.6 million were classified as Available for Sale. The Company has no securities classified as Held to Maturity or trading at June 30, 2019.

Deposits

Deposits remain our primary source of funds.  Total deposits increased by $25.3 million to $762.0 million at June 30, 2019, from $736.7 million at December 31, 2018. Along with new deposits to the Bank, the Company has been experiencing customers transferring funds from noninterest bearing and lower interest-bearing accounts to higher interest-bearing accounts. Certificates of deposit increased by $49.9 million. Savings and interest bearing demand deposits decreased by $19.4 million for the first six months of 2019. Noninterest bearing demand deposit accounts decreased by $5.2 million during the first six months of 2019. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. Core deposits for the first six months of 2019 increased by $44.7 million, with a decrease of $19.4 million due to outflows of municipal deposits. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY and ACBB. FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans. At June 30, 2019 and December 31, 2018, the Bank had outstanding borrowings of $51.2 million and $51.7 million, respectively.

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

As of June 30, 2019, the Company had a $5.0 million line of credit with the Atlantic Community Bankers Bank, of which $3.0 million was advanced as of June 30, 2019. The proceeds of this advance were down-streamed to the Bank as Tier 1 capital. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12.0 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with ACBB for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the Bank’s facilities at June 30, 2019.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At June 30, 2019, the Bank had $48.2 million of borrowed funds and a $40 million letter of credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $58.6 million as of June 30, 2019.

Our total deposits equaled $762.0 million and $736.7 million, respectively, at June 30, 2019 and December 31, 2018. Cash and cash equivalents increased from $64.6 million on December 31, 2018 to $86.2 million at June 30, 2019.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models, conducted quarterly, to measure the potential impact to the Bank of future changes in interest rates. The results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board by Bank’s management, would be required by ALCO.

The net interest income (“NII”) simulation model attempts to measure the change in net interest income over the next one-year period, and over the next two-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on the most recent quarterly model conducted, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 6.2%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.3%.

Based on the most recent quarterly model conducted, we estimated that over the next two years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 4.5%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.3%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows. The EVE is likely to be different as interest rates change. In the most recent quarterly model conducted, our EVE would decline by 11.0% with an instantaneous rate shock of up 200 basis points and increase by 4.6% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII models conducted with dollars in thousands:

			Estimated Change in					Estimated Change in
Interest Rates		Estimated	EVE		Interest Rates		Estimated	NII (12 month)
(basis points)		EVE	Amount	%	(basis points)		NII	Amount	%
+	400	$88,724	$(30,631)	(25.7)	+	400	$27,671	$2,731	11.0
+	300	97,648	(21,707)	(18.2)	+	300	27,077	2,137	8.6
+	200	106,263	(13,092)	(11.0)	+	200	26,476	1,536	6.2
+	100	113,917	(5,438)	(4.6)	+	100	25,793	853	3.4
	—	119,355	—	—		—	24,940	—	—
-	100	124,903	5,548	4.6	-	100	23,615	(1,325)	(5.3)
-	200	125,670	6,315	5.3	-	200	22,251	(2,689)	(10.8)

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

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at June 30, 2019.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

June 30, 2019

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2019	2020	2021	2022	2023	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.67%	$156,073	$39,359	$55,336	$115,096	$153,298	$263,182	$782,344	$771,205

Securities	2.19%	6,488	11,024	—	—	—	10,060	27,572	27,572

Fed Funds Sold	1.63%	3,315	—	—	—	—	—	3,315	3,315

Interest-earning cash and time deposits	2.20%	80,773	—	—	—	—	—	80,773	80,773

Interest Rate Sensitive Liabilities:

Interest bearing transaction accounts	0.87%	241,482	—	—	—	—	—	241,482	241,482

Savings deposits	1.18%	37,261	—	—	—	—	—	37,261	37,261

Time deposits	2.26%	73,521	134,295	41,280	68,344	15,218	7,321	339,979	374,680

Borrowed Funds	2.76%	$9,484	$20,000	$11,685	$10,000	$—	$—	$51,169	$51,675

Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates.  The maturity of certain types of assets and liabilities may fluctuate in advance of changes in market rates, while the maturity of other types of assets and liabilities may lag behind changes in market rates.  In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from the maturities assumed in calculating the above table.

ITEM 3. Quantitative and Qualitative Disclosures about Market/Interest Risk

Interest rate risk management is our primary market risk. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

At June 30, 2019, the Company’s management, including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Executive Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of June 30, 2019, the Company’s Chief Executive Officer and President and the Company’s Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and the Bank are subject to routine litigation during the normal course of business. Accordingly, the Company and the Bank may periodically be parties to or otherwise involved in legal proceedings, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there are any proceedings pending, or threatened against the Company, or the Bank, or contemplated by government authorities, which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company.

Item 1A.  Risk Factors

An investment in our common stock involves risks. Stockholders should carefully consider the risks described under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as set forth below.

Recent New York rent control restrictions may adversely affect our multifamily lending portfolio

In June 2019, New York State Senate and Assembly leaders passed extensive changes to New York rent control laws.  The changes, in part, tightened restrictions on the rent increases landlords are allowed to make after improving buildings.  In the case of our multifamily loan portfolio, a portion of the underlying properties are rent stabilized or rent controlled properties in New York City. We underwrite multifamily loans on current cash flow, not projected future cash flow. These new regulations could have a negative effect on multifamily properties by decreasing property values, lowering growth in rental and operating income and decreasing room for capital improvements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Bancorp of New Jersey, Inc.

Date: August 08, 2019	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)