Form 10-Q
period 2019-09-30
Bancorp of New Jersey, Inc.
filed 2019-11-12
CIK 1390312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2019, there were 7,320,404 outstanding shares of the issuer’s class of common stock, no par value.

ITEM 1. Financial Statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$2,601	$3,541
Interest bearing deposits	101,885	59,024
Federal funds sold	4,035	1,977
Total cash and cash equivalents	108,521	64,542
Interest bearing time deposits	500	500
Securities available for sale	26,914	32,293
Securities held to maturity (fair value $264 and $5,852 at September 30, 2019 and December 31, 2018, respectively)	264	5,852
Restricted investment in bank stock, at cost	3,088	3,239
Loans receivable	798,074	765,919
Deferred loan fees and costs, net	(830)	(937)
Allowance for loan losses	(8,696)	(8,393)
Net loans	788,548	756,589
Premises and equipment, net	12,996	13,440
Accrued interest receivable	2,849	2,841
Other real estate owned	1,363	511
Right of use asset	12,865	—
Other assets	3,776	3,929
Total assets	$961,684	$883,736
Liabilities and Stockholders’ Equity
LIABILITIES:
Deposits:
Noninterest-bearing demand deposits	$128,152	$118,489
Savings and interest bearing transaction accounts	272,516	298,108
Time deposits $250 and under	268,199	213,855
Time deposits over $250	131,040	106,250
Total deposits	799,907	736,702
Borrowed funds	49,847	51,658
Lease liability	13,333	—
Accrued expenses and other liabilities	5,490	6,269
Total liabilities	868,577	794,629
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 7,293,697 at September 30, 2019 and 7,295,466 at December 31, 2018	76,913	76,713
Retained earnings	16,236	12,814
Accumulated other comprehensive loss	(42)	(420)
Total stockholders’ equity	93,107	89,107
Total liabilities and stockholders’ equity	$961,684	$883,736

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Three Months Ended September 30,
	2019	2018
INTEREST INCOME
Loans, including fees	$9,535	$8,779
Securities	168	229
Federal funds sold and other	616	319
TOTAL INTEREST INCOME	10,319	9,327

INTEREST EXPENSE
Savings and interest bearing transaction accounts	938	546
Time deposits	2,387	1,663
Borrowed funds	382	184
TOTAL INTEREST EXPENSE	3,707	2,393

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,612	6,934
Provision for loan losses	250	280
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,362	6,654
NON-INTEREST INCOME
Fees and service charges	134	115
TOTAL NON-INTEREST INCOME	134	115

NON-INTEREST EXPENSE
Salaries and employee benefits	2,676	2,369
Occupancy and equipment expense	889	827
FDIC premiums and related expenses	(95)	130
Legal fees	686	120
Other real estate owned expenses	49	1
Professional fees	455	237
Data processing	403	149
Other expenses	476	585
TOTAL NON-INTEREST EXPENSE	5,539	4,418
Income before provision for income taxes	957	2,351
Income tax expense	440	589
Net income	$517	$1,762

PER SHARE OF COMMON STOCK
Basic	$0.07	$0.24
Diluted	$0.07	$0.24

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	For the Nine Months Ended September 30,
	2019	2018
INTEREST INCOME
Loans, including fees	$27,380	$25,106
Securities	554	698
Federal funds sold and other	1,448	887
TOTAL INTEREST INCOME	29,382	26,691

INTEREST EXPENSE
Savings and interest bearing transaction accounts	2,736	1,427
Time deposits	6,161	4,786
Borrowed funds	1,082	356
TOTAL INTEREST EXPENSE	9,979	6,569

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,403	20,122
Provision for loan losses	390	930
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,013	19,192
NON-INTEREST INCOME
Fees and service charges	391	320
TOTAL NON-INTEREST INCOME	391	320

NON-INTEREST EXPENSE
Salaries and employee benefits	7,546	7,156
Occupancy and equipment expense	2,707	2,522
FDIC premiums and related expenses	138	436
Legal fees	1,036	477
Other real estate owned expenses	74	10
Professional fees	892	730
Data processing	971	687
Other expenses	1,418	1,814
TOTAL NON-INTEREST EXPENSE	14,782	13,832
Income before provision for income taxes	4,622	5,680
Income tax expense	1,200	1,385
Net income	$3,422	$4,295

PER SHARE OF COMMON STOCK
Basic	$0.47	$0.61
Diluted	$0.47	$0.61

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,
	2019	2018
Net income	$517	$1,762
Other comprehensive income:
Unrealized gains on securities available for sale, net of deferred income tax expense of $3	6	—
Comprehensive income	$523	$1,762

	For the Nine Months Ended September 30,
	2019	2018
Net income	$3,422	$4,295
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of deferred income tax expense (benefit) of $144 and $(86), respectively	378	(222)
Comprehensive income	$3,800	$4,073

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	For the Nine Months Ended September 30,
			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance at January 1, 2018	70,182	13,482	(355)	83,309
Exercise of stock options	7	—	—	7
Stock based compensation	153	—	—	153
Net income	—	1,343	—	1,343
Other comprehensive loss, net of taxes	—	—	(227)	(227)
Balance at March 31, 2018	70,342	14,825	(582)	84,585
Stock based compensation	83	—	—	83
5% Stock dividend (347,214 shares)	6,149	(6,149)	—	—
Net income	—	1,190	—	1,190
Other comprehensive loss, net of taxes	—	—	5	5
Balance at June 30, 2018	76,574	9,866	(577)	85,863
Stock based compensation	84	—	—	84
Dividends in lieu of fractional shares of stock dividend	(4)	—	—	(4)
Net income	—	1,762	—	1,762
Balance at September 30, 2018	$76,654	$11,628	$(577)	$87,705

Balance at January 1, 2019	76,713	12,814	(420)	89,107
Stock based compensation	67	—	—	67
Net income	—	1,561	—	1,561
Other comprehensive income, net of taxes	—	—	206	206
Balance at March 31, 2019	76,780	14,375	(214)	90,941
Stock based compensation	65	—	—	65
Net income	—	1,344	—	1,344
Exercise of stock options	3	—	—	3
Other comprehensive income, net of taxes	—	—	166	166
Balance at June 30, 2019	76,848	15,719	(48)	92,519
Stock based compensation	65	—	—	65
Net income	—	517	—	517
Other comprehensive income, net of taxes	—	—	6	6
Balance at September 30, 2019	$76,913	$16,236	$(42)	$93,107

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,422	$4,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	390	930
Amortization of securities premiums	92	135
Deferred income taxes	54	239
Depreciation	666	640
Stock based compensation	197	320
Accretion of net loan origination fees and costs	(107)	60
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(8)	(199)
Decrease (increase) in other assets	421	(8)
(Decrease) increase in accrued interest payable and other liabilities	(780)	226
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,347	6,638

Cash flows from investing activities:
Purchases of securities held to maturity	(264)	(5,852)
Proceeds from maturities of securities held to maturity	5,852	6,058
Proceeds from calls, maturities and other principal payments of securities available for sale	5,812	12,065
Purchases of collateral of OREO property	(852)	—
Purchase of restricted investment in bank stock	(516)	(1,036)
Proceeds from calls of restricted investment of bank stock	667	226
Proceeds from sale of other real estate owned	—	415
Proceeds from maturities of certificates of deposit	—	250
Net increase in loans	(32,242)	(24,515)
Purchases of premises and equipment	(222)	(404)
NET CASH USED IN INVESTING ACTIVITIES	(21,765)	(12,793)

Cash flows from financing activities:
Net increase (decrease) in deposits	63,205	(15,353)
Net (decrease) increase in borrowed funds	(1,811)	14,964
Dividends paid	—	(4)
Proceeds from exercise of stock options	3	7
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	61,397	(386)
Increase (decrease) in cash and cash equivalents	43,979	(6,541)
Cash and cash equivalents at beginning of year	64,542	92,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,521	$86,078
Supplemental information:
Cash paid during the year for:
Interest	$9,931	$6,415
Income taxes	$1,317	$664
Non-cash Investing and Financing Activities:
Recognition of right of use asset	$13,464	$—
Recognition of lease liability	$13,791	$—

Supplemental disclosure of non-cash investing and financing transactions:
Loans transferred to other real estate owned	$—	$511

See accompanying notes to unaudited consolidated financial statements

BANCORP OF NEW JERSEY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bancorp of New Jersey, Inc. (together with its consolidated subsidiaries, the “Company”), and its direct wholly-owned subsidiary, Bank of New Jersey (the “Bank”) and the Bank’s wholly-owned subsidiaries, BONJ-New Jersey Investment Company, BONJ-Delaware Investment Company and BONJ REIT Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation. BONJ-New York Corp. was dissolved in the third quarter of 2019.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2019 and the date these consolidated financial statements were issued.

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

Pending Merger with ConnectOne Bancorp, Inc.

On August 15, 2019, the Company and ConnectOne Bancorp, Inc. (“ConnectOne”) announced that they had entered into an Agreement and Plan of Merger  (“Merger Agreement”), pursuant to which the Company will merge with and into ConnectOne (“Merger”). The Merger Agreement was approved by the Boards of Directors of each of the Company and

ConnectOne. Following the Merger, the Bank will merge with and into ConnectOne’s wholly-owned bank subsidiary, ConnectOne Bank, with ConnectOne Bank as the surviving bank.

Under the terms of the Merger Agreement, the Company’s shareholders will have the right to receive for each share of the Company’s common stock, no par value, at their election, either (i) $16.25 in cash or (ii) 0.78 shares of ConnectOne’s common stock, without par value. The Company’s shareholders will have the right to elect all stock consideration, all cash consideration or a combination thereof, subject to required proration such that, in the aggregate, 80% of the Company’s shares are exchanged for stock consideration and 20% are exchanged for cash consideration.

The Merger is subject to the satisfaction of customary closing conditions, including outstanding regulatory approvals and approval by the Company’s and ConnectOne’s shareholders. The Company’s special meeting of shareholders to vote on the proposed Merger, among other matters, is scheduled for December 9, 2019. It is anticipated that the transaction will close during the first quarter of 2020.

For more information on the pending Merger, please refer to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2019. The foregoing summary of the Merger Agreement is not complete and is qualifed in its entirety by reference to the complete text of the Merger Agreement, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on August 16, 2019 and is incorporated by reference herein.

Note 2.  Benefit Plans and Stock-Based Compensation

Stock option and restricted share information, and the related activity, for the periods presented have been adjusted for a 5% stock dividend declared on June 28, 2018.

2006 Stock Option Plan

During 2006, the Bank’s stockholders approved the 2006 Stock Option Plan (the “2006 Plan”).  At the time of the holding company reorganization, the 2006 Plan was assumed by the Company.  The 2006 Plan allows the Company to grant Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NQO”) to directors and employees of the Company to purchase up to 264,582 shares of the Company’s common stock. At September 30, 2019, stock options to purchase 228,781 shares, net of forfeitures, have been issued to directors and employees of the Company under the 2006 Plan, of which options to purchase 49,960 shares were outstanding. There are no options available for grants under the 2006 Plan as the plan has expired.

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

There were no unvested options at September 30, 2019 and 17,318 unvested options at September 30, 2018. At September 30, 2019 there was no unrecognized compensation expense related to unvested options. For the three and nine months ended September 30, 2019, zero and $3 thousand, respectively, were recorded as expense for options that have been issued through the 2006 Plan. For the three and nine months ended September 30, 2018, $11 thousand and $32 thousand, respectively, were recorded as expense for options that have been issued through the 2006 Plan.

During the nine months ended September 30, 2019 options to purchase 331 shares of common stock at a price of $10.13 were exercised for a total price of $3 thousand. During the nine months ended September 30, 2018 options to purchase 617 shares of common stock at a price of $10.13 were exercised for a total price of $7 thousand.

A summary of stock option activity under the 2006 Plan during the nine months ended September 30, 2018 and 2019 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	53,819	$10.13
Forfeited	(1,918)	10.13
Exercised	(617)	10.13
Outstanding at September 30, 2018	51,284	$10.13	$357,280	7.81

Exercisable at September 30, 2018	33,966	$10.13	$236,631	7.81

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2019	51,174	$10.13
Forfeited	(883)	10.13
Exercised	(331)	10.13
Outstanding at September 30, 2019	49,960	$10.13	$337,565	6.81

Exercisable at September 30, 2019	49,960	$10.13	$337,565	6.81

(1)

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2019 and 2018, respectively. This amount changes based on the changes in the market value in the Company’s stock.

2011 Equity Incentive Plan

During 2011, the shareholders of the Company approved the Bancorp of New Jersey, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  This plan authorizes the issuance of up to 275,625 shares of the Company’s common stock, subject to adjustment in certain circumstances described in the 2011 Plan, pursuant to awards of incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance awards. Employees, directors, consultants, and other service providers of the Company and its affiliates (primarily the Bank) are eligible to receive awards under the 2011 Plan, provided that only employees are eligible to receive incentive stock options.  At September 30, 2019, there were 172,452 shares, net of forfeitures, issued to employees and directors of  the Company under the 2011 Plan. There are 103,173 shares available for grants under the 2011 Plan as of September 30, 2019.

The following is a summary of the restricted stock awards activity under the 2011 Plan during the nine months ended September 30, 2018 and 2019:

	2018
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2018	34,175	$12.96
Granted	15,750	16.70
Vested	(15,275)	12.80
Outstanding at September 30, 2018	34,650	$14.73

	2019
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2019	21,525	$15.11
Vested	(5,250)	16.70
Outstanding at September 30, 2019	16,275	$14.60

Approximately $73 thousand remains to be expensed over the next five months related to the unvested restricted stock as of September 30, 2019. For the three and nine months ended September 30, 2019, $60 thousand and $178 thousand, respectively, were recorded as compensation expense for restricted stock that had been issued through the 2011 Plan. For the three and nine months ended September 30, 2018, $64 thousand and $253 thousand, respectively, were recorded as compensation expense for restricted stock that had been issued through the 2011 Plan.

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

There were 3,150 unvested options at September 30, 2019 and 9,870 unvested options at September 30, 2018. At September 30, 2019 there was $7 thousand of unrecognized compensation expense related to unvested options. For the three and nine months ended September 30, 2019, $5 thousand and $16 thousand, respectively, were recorded as expense for options that have been issued through the 2011 Plan. For the three and nine months ended September 30, 2018, $8 thousand and $36 thousand, respectively, were recorded as expense for options that have been issued through the 2011 Plan.

No options were exercised under the 2011 Plan during the three and nine months ended September 30, 2019 and 2018.

A summary of stock option activity under the 2011 Plan during the nine months ended September 30, 2018 and 2019 are presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2018	48,510	$12.11
Forfeited	(630)	16.24
Outstanding at September 30, 2018	47,880	$12.06	$241,292	7.95

Exercisable at September 30, 2018	38,010	$10.98	$232,785	7.73

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise Price	Intrinsic Value	Contractual
	Shares	per Share	(1)	Term (Years)
Outstanding at January 1, 2019	43,680	$11.66
Forfeited	(1,155)	16.24
Outstanding at September 30, 2019	42,525	$11.53	$227,746	6.84

Exercisable at September 30, 2019	39,375	$11.16	$225,693	6.76

(1)

The aggregate intrinsic value of  a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2019 and 2018, respectively. This amount changes based on the changes in the market value in the Company’s common stock.

Defined Contribution Plan

The Company currently offers a Safe Harbor 401(k) Plan (“Plan”) covering eligible employees, wherein employees can invest eligible pretax and after tax earnings up to the Plan and legal limits.  The Company makes safe harbor matching contributions equal to 100% of the employees’ earnings deferrals that do not exceed 4% of the employees’ compensation. The Company recorded matching contributions of approximately $67 thousand and $63 thousand during the three months ended September 30, 2019 and 2018, respectively, and approximately $194 thousand and $179 thousand during the nine months ended September 30, 2019 and 2018, respectively.

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

The following table shows earnings per share for the three month periods presented:

	For the three months ended
	September 30,
(In thousands except per share data)	2019	2018
Net income available to common stockholders	$517	$1,762
Weighted average number of common shares outstanding - basic	7,294	7,239
Basic earnings per share	$0.07	$0.24

Net income available to common stockholders	$517	$1,762
Weighted average number of common shares outstanding - basic	7,294	7,239
Effect of dilutive options	16	21
Weighted average number of common shares outstanding- diluted	7,310	7,260
Diluted earnings per share	$0.07	$0.24

NQOs to purchase 92,485 shares of common stock at a weighted average price of $10.77 were included in the computation of diluted earnings per share for the three months ended September 30, 2019.

NQOs to purchase 99,164 shares of common stock at a weighted average price of $11.06 were included in the computation of diluted earnings per share for the three months ended September 30, 2018.

The following table shows earnings per share for the nine month periods presented:

	For the nine months ended
	September 30,
(In thousands except per share data)	2019	2018
Net income available to common stockholders	$3,422	$4,295
Weighted average number of common shares outstanding - basic	7,293	7,044
Basic earnings per share	$0.47	$0.61

Net income available to common stockholders	$3,422	$4,295
Weighted average number of common shares outstanding - basic	7,293	7,044
Effect of dilutive options	13	20
Weighted average number of common shares and common share equivalents- diluted	7,306	7,064
Diluted earnings per share	$0.47	$0.61

NQOs to purchase 92,485 shares of common stock at a weighted average price of $10.77 were included in the computation of diluted earnings per share for the nine months ended September 30, 2019.

NQOs to purchase 99,164 shares of common stock at a weighted average price of $11.06 were included in the computation of diluted earnings per share for the nine months ended September 30, 2018.

Note 4.  Securities Available for Sale and Held to Maturity Securities

A summary of securities held to maturity and securities available for sale at September 30, 2019 and December 31, 2018 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$264	$—	$—	$264
Total securities held to maturity	264	—	—	264

Securities Available for Sale:
U.S. Treasury securities	6,084	—	(35)	6,049
Government sponsored enterprise obligations
Agency backed	11,466	5	(3)	11,468
Mortgage backed	9,421	—	(24)	9,397
Total securities available for sale	26,971	5	(62)	26,914

	$27,235	$5	$(62)	$27,178

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Securities Held to Maturity:
Obligations of states and political subdivisions	$5,852	$—	$—	$5,852
Total securities held to maturity	5,852	—	—	5,852

Securities Available for Sale:
U.S. Treasury securities	6,171	—	(143)	6,028
Government sponsored enterprise obligations
Agency backed	15,440	—	(168)	15,272
Mortgage backed	11,264	—	(271)	10,993
Total securities available for sale	32,875	—	(582)	32,293

	$38,727	$—	$(582)	$38,145

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,049	(35)	6,049	(35)
Government sponsored enterprise obligations	—	—	15,892	(27)	15,892	(27)
Total securities available for sale	—	—	21,941	(62)	21,941	(62)

Total securities	$—	$—	$21,941	$(62)	$21,941	$(62)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. Treasury securities	—	—	6,028	(143)	6,028	(143)
Government sponsored enterprise obligations	—	—	26,265	(439)	26,265	(439)
Total securities available for sale	—	—	32,293	(582)	32,293	(582)

Total securities	$—	$—	$32,293	$(582)	$32,293	$(582)

The amortized cost and fair value of securities held to maturity and securities available for sale at September 30, 2019 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay their obligations.

	Securities Held to Maturity		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$264	$264	$12,582	$12,543
After one to five years	—	—	4,968	4,974
Greater than five years	—	—	9,421	9,397
Total	$264	$264	$26,971	$26,914

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

At September 30, 2019, the Company’s securities available for sale portfolio consisted of eight securities, seven of which were in an unrealized loss position for more than twelve months and one in was in an unrealized gain position. However, all seven securities in a loss position experienced an increase in fair value at September 30, 2019 as compared to December 31, 2018. No OTTI charges were recorded for the three or nine months ended September 30, 2019. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Securities available for sale with an amortized cost  and a fair value of $8.0 million were pledged to secure borrowings with the Federal Home Loan Bank of New York (“FHLBNY”) as of September 30, 2019. Securities with an amortized cost of $8.1 million and a fair value of $8.0 million were pledged to secure borrowings with the FHLBNY as of December 31, 2018.

During the three and nine months ended September 30, 2019 and 2018, the Company did not sell securities from its available for sale or held to maturity portfolios.

Note 5.  Loans

The components of the loan portfolio, which are categorized by collateral code, at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Commercial real estate	$676,154	$640,627
Residential mortgages	54,420	58,281
Commercial and industrial	23,975	24,852
Home equity	43,359	41,833
Consumer	166	326
	$798,074	$765,919

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

The activity in the allowance for loan losses and recorded investment in loan receivables as of and for the periods indicated are as follows (in thousands):

For the three months ended and as of:

	Commercial	Residential	Commercial
September 30, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,556	$306	$238	$753	$22	$655	$8,530
Charge-offs	(50)	—	(137)	(243)	(52)	—	(482)
Recoveries	—	392	3	—	3	—	398
Provision (credit)	245	(409)	112	186	29	87	250
Ending balance	$6,751	$289	$216	$696	$2	$742	$8,696
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,751	$289	$216	$696	$2	$742	$8,696

Loan receivables:
Ending balance	$676,154	$54,420	$23,975	$43,359	$166	$—	$798,074
Ending balance: individually evaluated for impairment	$7,166	$7,998	$1,802	$352	$—	$—	$17,318
Ending balance: collectively evaluated for impairment	$668,988	$46,422	$22,173	$43,007	$166	$—	$780,756

	Commercial	Residential	Commercial
September 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,270	$310	$598	$557	$28	$425	$8,188
Charge-offs	(47)	(87)	—	(219)	—	—	(353)
Recoveries	—	32	—	—	2	—	34
Provision (credit)	119	64	(5)	330	(4)	(224)	280
Ending balance	$6,342	$319	$593	$668	$26	$201	$8,149

December 31, 2018
Allowance for loan losses:
Ending balance	$6,508	$342	$231	$733	$20	$559	$8,393
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,508	$342	$231	$733	$20	$559	$8,393

Loan receivables:
Ending balance	$640,627	$58,281	$24,852	$41,833	$326	$—	$765,919
Ending balance: individually evaluated for impairment	$8,190	$5,129	$1,802	$816	$—	$—	$15,937
Ending balance: collectively evaluated for impairment	$632,437	$53,152	$23,050	$41,017	$326	$—	$749,982

The following tables present the activity in the allowance for loan losses for the periods indicated (in thousands):

For the nine months ended:

	Commercial	Residential	Commercial
September 30, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,508	$342	$231	$733	$20	$559	$8,393
Charge-offs	(50)	—	(137)	(243)	(68)	—	(498)
Recoveries	—	392	10	—	9	—	411
Provision (credit)	293	(445)	112	206	41	183	390
Ending balance	$6,751	$289	$216	$696	$2	$742	$8,696

	Commercial	Residential	Commercial
September 30, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,867	$372	$575	$403	$50	$1,050	$8,317
Charge-offs	(47)	(87)	(49)	(957)	—	—	(1,140)
Recoveries	—	32	4	—	6	—	42
Provision (credit)	522	2	63	1,222	(30)	(849)	930
Ending balance	$6,342	$319	$593	$668	$26	$201	$8,149

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018 (in thousands):

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
September 30, 2019	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$2,050	$191	$653	$2,894	$673,260	$676,154	$653
Residential mortgages	403	221	4,774	5,398	49,022	54,420	7,998
Commercial and industrial	—	—	1,802	1,802	22,173	23,975	1,802
Home equity	1,481	77	189	1,747	41,612	43,359	327
Consumer	14	—	—	14	152	166	—
	$3,948	$489	$7,418	$11,855	$786,219	$798,074	$10,780

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans	Nonaccrual
December 31, 2018	Past Due	Past Due	Past Due	Due	Current	Receivables	Loans
Commercial real estate	$2,502	$183	$1,678	$4,363	$636,264	$640,627	$1,678
Residential mortgages	3,113	—	2,172	5,285	52,996	58,281	5,129
Commercial and industrial	175	—	1,802	1,977	22,875	24,852	1,802
Home equity	298	—	568	866	40,967	41,833	778
Consumer	19	—	—	19	307	326	—
	$6,107	$183	$6,220	$12,510	$753,409	$765,919	$9,387

At September 30, 2019, the Company had no accruing loans that were delinquent for more than ninety days. At December 31, 2018, the Company had one accruing loan with a carrying value of $830 thousand that was delinquent for more than ninety days.

If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three month periods ended September 30, 2019 and 2018, the gross interest income would have been $114 thousand and $127 thousand, respectively. If nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the nine month periods ended September 30, 2019 and 2018, the gross interest income would have been $304 thousand and $244 thousand, respectively. There was no interest income recognized on these loans during the three and nine months ended September 30, 2019 and 2018.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2019 and December 31, 2018 (in thousands):

	Commercial	Residential	Commercial
September 30, 2019	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$667,726	$45,339	$22,075	$43,007	$166	$778,313
Special Mention	1,262	1,083	98	—	—	2,443
Substandard	7,166	7,998	1,802	352	—	17,318
Doubtful	—	—	—	—	—	—
	$676,154	$54,420	$23,975	$43,359	$166	$798,074

	Commercial	Residential	Commercial
December 31, 2018	Real Estate	Mortgages	& Industrial	Home Equity	Consumer	Total
Pass	$632,437	$52,064	$22,821	$41,017	$326	$748,665
Special Mention	—	1,088	229	—	—	1,317
Substandard	8,190	5,129	1,802	816	—	15,937
Doubtful	—	—	—	—	—	—
	$640,627	$58,281	$24,852	$41,833	$326	$765,919

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  The following tables provide information about the Company’s impaired loans at September 30, 2019 and December 31, 2018 (in thousands):

		Unpaid
	Recorded	Principal	Related
September 30, 2019	Investment	Balance	Allowance
Commercial real estate	$7,166	$7,169	$—
Residential mortgages	7,998	9,654	—
Commercial and industrial	1,802	1,812	—
Home equity	352	637	—
Total impaired loans	$17,318	$19,272	$—

		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment	Balance	Allowance
Commercial real estate	$8,190	$8,191	$—
Residential mortgages	5,129	6,684	—
Commercial and industrial	1,802	1,812	—
Home equity	816	1,282	—
Total impaired loans	$15,937	$17,969	$—

The following tables provide information about the Company’s impaired loans for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$8,643	$—	$10,095	$—
Residential mortgages	8,181	—	6,675	—
Commercial and industrial	1,802	—	1,936	—
Home equity	708	—	1,390	—
Total impaired loans	$19,334	$—	$20,096	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Received	Investment	Received
Commercial real estate	$8,784	$—	$10,732	$—
Residential mortgages	8,395	—	7,823	—
Commercial and industrial	1,802	—	2,447	—
Home equity	868	—	2,016	—
Total impaired loans	$19,849	$—	$23,018	$—

Troubled debt restructured loans (“TDRs”) are loans where the contractual terms of the loan have been modified for a borrower experiencing financial difficulties.  These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal or a combination of these concessions.

The following table summarizes information in regards to TDRs by loan portfolio class at September 30, 2019 and December 31, 2018 (in thousands):

	Accrual	Number of	Nonaccrual	Number of
September 30, 2019	Status	Loans	Status	Loans	Total
Residential mortgages	$2,457	6	$3,342	7	$5,799
Home equity	200	1	96	2	296
	$2,657	7	$3,438	9	$6,095

	Accrual	Number of	Nonaccrual	Number of
December 31, 2018	Status	Loans	Status	Loans	Total
Residential mortgages	$2,274	5	$3,832	8	$6,106
Home equity	—	—	671	4	671
	$2,274	5	$4,503	12	$6,777

For the nine months ended September 30, 2019 there were two new TDRs that occurred. For the nine months ended September 30, 2018 there were two new TDRs that occurred.

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2019	Loans	Investments	Investments
Residential mortgages	1	$200	$200
Home equity	1	196	196
	2	$396	$396

			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
2018	Loans	Investments	Investments
Residential mortgages	2	$989	$989
	2	$989	$989

During the three and nine months ended September 30, 2019, the Company had no loans meeting the definition of a TDR that were placed on default status.

The Company may obtain physical possession of real estate collateralizing loans via foreclosure or an in-substance repossession into other real estate owned. During the nine months ended September 30, 2019, the Company had no foreclosed residential real estate property. During the nine months ended September 30, 2018, the Company had one foreclosed residential real estate property. In addition, as of September 30, 2019, the Company had fifteen loans with a carrying value of $7.3 million collateralized by real estate property for which formal foreclosure proceedings were in process.

Note 6. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than the Company’s standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2019, the Company had $576 thousand of letters of credit outstanding.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2019 for guarantees under standby letters of credit issued is not material.

Note 7. Borrowed Funds

Borrowings may consist of fixed rate advances from the FHLBNY as well as short term borrowings through lines of credit with other financial institutions.  Information concerning borrowings at September 30, 2019 and December 31, 2018 is as follows (in thousands):

	2019
			Original
September 30, 2019	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Note	5,000	2.97%	1	December 2019
Fixed Rate Note	10,000	3.02%	2	December 2020
Fixed Rate Amortizing Note	1,501	2.02%	7	August 2021
Fixed Rate Amortizing Note	346	1.48%	5	October 2019
Fixed Rate Note	10,000	2.49%	3	March 2022
Total FHLBNY Advances	$46,847	2.82%

Line of Credit Advance	3,000	5.50%
Total Atlantic Community Bankers Bank Advance	$3,000	5.50%

Total borrowings	$49,847	2.98%

	2018
			Original
December 31, 2018	Amount	Rate	Term (years)	Maturity
Fixed Rate Note	$10,000	2.75%	0.5	April 2019
Fixed Rate Note	10,000	2.90%	3	April 2021
Fixed Rate Note	10,000	2.95%	2	June 2020
Fixed Rate Note	5,000	2.97%	1	December 2019
Fixed Rate Note	10,000	3.02%	2	December 2020
Fixed Rate Amortizing Note	603	1.50%	5	June 2019
Fixed Rate Amortizing Note	1,033	1.51%	5	July 2019
Fixed Rate Amortizing Note	1,084	1.51%	5	August 2019
Fixed Rate Amortizing Note	2,049	2.02%	7	August 2021
Fixed Rate Amortizing Note	1,889	1.48%	5	October 2019
	$51,658	2.75%

In addition to the advances listed above, the Bank had municipal letters of credit issued by FHLBNY in the amount of $40 million at both September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, loans with a carrying value of approximately $231.1 million and $199.3 million and securities with a fair value of $8.0 million in both periods were pledged to secure advances and municipal letters of credit from the FHLBNY.

The Company has a $5.0 million line of credit with the Atlantic Community Bankers Bank (“ACBB”). In addition, the Bank has a $16 million overnight line of credit facility available with Zions First National Bank, a $12.0 million overnight line of credit available with First Tennessee Bank and a $10.0 million overnight line of credit with ACBB for the purchase of federal funds in the event that temporary liquidity needs arise. The Company had a $3 million outstanding borrowing on the line of credit with ACBB at September 30, 2019. There were no outstanding borrowings on any of the Bank’s lines of credit at September 30, 2019 and December 31, 2018.

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

The following table summarizes the Bank’s risk-based capital and leverage ratios at September 30, 2019:

				To Be Well
		Minimum Required		Capitalized Under
		For Capital	Minimum Capital	Prompt Corrective
	September 30, 2019	Adequacy Purposes	With Buffer	Action Regulations

Risk-Based Capital:
Common Equity Tier 1 Capital	11.29%	4.50%	7.00%	6.50%
Tier 1 Capital Ratio	11.29%	6.00%	8.50%	8.00%
Total Capital Ratio	12.34%	8.00%	10.50%	10.00%
Leverage Ratio	10.01%	4.00%	N/A	5.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018, respectively, are as follows (in thousands):

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	September 30,	for Identical	Observable	Significant
Description	2019	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,049	$—	$6,049	$—
Government sponsored enterprise obligations:
Agency backed	11,468	—	11,468	—
Mortgage backed	9,397	—	9,397	—
Total securities available for sale	$26,914	$—	$26,914	$—

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in
		Active Markets	Significant Other
	December 31,	for Identical	Observable	Significant
Description	2018	Assets	Inputs	Unobservable Inputs
Securities available for sale:
U.S. Treasury securities	$6,028	$—	$6,028	$—
Government sponsored enterprise obligations:
Agency backed	15,272	—	15,272	—
Mortgage backed	10,993	—	10,993	—
Total securities available for sale	$32,293	$—	$32,293	$—

There were no transfers between Levels 1, 2 or 3 for the three and nine month periods ended September 30, 2019 and 2018. For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows (in thousands):

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Fair Value	Valuation	Unobservable	Weighted Average
September 30, 2019	Estimate	Techniques	Input	Discount
Other real estate owned	$1,363	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	2.1%

	Fair Value	Valuation	Unobservable	Weighted Average
December 31, 2018	Estimate	Techniques	Input	Discount
Other real estate owned	$511	Appraisal of Collateral (1)	Appraisal Adjustments (2)	8.5%
			Liquidation Expenses (2)	15.1%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

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

Fair value estimates and assumptions are set forth below for the Company’s financial instruments at September 30, 2019 and December 31, 2018 (in thousands):

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	September 30, 2019		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$108,521	$108,521	$108,521	$—	$—
Interest bearing time deposits	500	500	—	500	—
Securities available for sale	26,914	26,914	—	29,914	—
Securities held to maturity	264	264	—	264	—
Restricted investment in bank stock	3,088	3,088	—	3,088	—
Loans receivable, net	788,548	780,328	—	—	780,328
Accrued interest receivable	3,776	3,776	—	3,776	—
Financial liabilities:
Deposits	799,907	805,185	—	805,185	—
Borrowed funds	49,847	50,372	—	50,372	—
Accrued interest payable	742	742	—	742	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in		Significant
	December 31, 2018		Active Markets for	Significant Other	Unobservable
	Carrying amount	Estimated Fair Value	Identical Assets	Observable Inputs	Inputs
Financial assets:
Cash and cash equivalents	$64,542	$64,542	$64,542	$—	$—
Interest bearing time deposits	500	500	—	500	—
Securities available for sale	32,293	32,293	—	32,293	—
Securities held to maturity	5,852	5,852	—	5,852	—
Restricted investment in bank stock	3,239	3,239	—	3,239	—
Loans receivable, net	756,589	728,086	—	—	728,086
Accrued interest receivable	2,841	2,841	—	2,841	—
Financial liabilities:
Deposits	736,702	739,940	—	739,940	—
Borrowed funds	51,658	51,681	—	51,681	—
Accrued interest payable	803	803	—	803	—

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

Limitation

The preceding fair value estimates were made at September 30, 2019 and December 31, 2018 based on pertinent market data and relevant information on the financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell at one time the Company’s entire holdings of a particular financial instrument or category thereof.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors.  Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at September 30, 2019 and December 31, 2018, no attempt was made to estimate the value of anticipated future business.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Note 10. Accumulated Other Comprehensive Income

There were no reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018.

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

Operating lease costs for the first nine months of 2019 were $1.1 million with operating cash flows from operating leases of $981 thousand.

The Company has a land lease related to the location of its corporate office building. The lease includes an original term and multiple extension options. The remaining term of this lease is 35 years at September 30, 2019. The Company used a discount rate of 3.98% in the calculation of the right of use asset and lease liability related to this land lease.

Excluding the land lease above, the weighted-average remaining lease term of the Company’s leases is 6.55 years, and the weighted-average discount rate is 3.21% at September 30, 2019.

An analysis of lease payment obligations for each of the next five years and thereafter in addition to a reconciliation to the Company’s lease liability are as follows (in thousands):

Three Months Ending December 31, 2019	$329
2020	1,312
2021	1,204
2022	1,134
2023	1,154
Thereafter	16,623
Total lease payments	21,756
Less: interest	8,423
Present value of lease payments	$13,333

Included in the table above is a related party branch office lease with a Director of the Company. This lease expires on July 31, 2021. As of September 30, 2019, the remaining payment obligation under this lease agreement is $330 thousand.

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

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The amendments in ASU 2016-13 would have been effective for the Company beginning in the first quarter of 2020. In October 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, resulting in a required implementation date for the Company on January 1, 2023. The Company is currently evaluating the potential impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

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

Statements Regarding Forward Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements, in addition to historical information.  Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” and variations of such words and similar expressions, or future or conditional verbs such as “will”, “would”, “should”, “could”, “may”, or similar expressions.  The U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor in regard to the inclusion of forward-looking statements in this Quarterly Report on Form 10-Q and documents incorporated by reference.

You should note that many factors, some of which are discussed elsewhere in this Quarterly Report on Form 10-Q could affect the future financial results of the Company and its subsidiaries and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These factors include, but are not limited to, the items set forth under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as updated by our subsequent filings with the Securities and Exchange Commission, as well as the following:

•	Economic conditions affecting the financial industry;
•	Changes in interest rates and shape of the yield curve;
•	Credit risk associated with our lending activities;
•	Risks relating to our market area, significant real estate collateral and the real estate market;
•	Legislative and regulatory changes and our ability to comply with the significant laws and regulations impacting the banking and financial services industry;
•	Operating, legal and regulatory compliance risk;
•	Regulatory capital requirements and our ability to raise and maintain capital;
•	Our ability to prevent, detect and respond to any cyberattacks in order to protect our information assets and supporting infrastructure including information of our customers;
•	Our ability to attract and retain well-qualified management;
•	Fiscal and monetary policy;
•	Economic, political and competitive forces affecting our business;
•	Risks associated with potential business combinations;
•	That management’s analysis of these risks and factors could be incorrect, and/or that the strategies developed to address them could be unsuccessful; and
•

The ability to complete the Merger as set forth in more detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on October 22, 2019 (the “October Proxy”), including the section entitled “Risk Factors”.

The Company, sometimes referred to as “we” or “our”, cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and we assume no duty to update forward-looking statements and we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law or applicable regulations. We caution readers not to place undue reliance on any forward-looking statements.  These statements speak only as of the date made, and we advise readers that various factors, including those described above or herein, could affect our financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

Pending Merger with ConnectOne Bancorp, Inc.

On August 15, 2019, the Company and ConnectOne announced that they had entered into the Merger Agreement pursuant to which the Company will merge with and into ConnectOne. The Merger Agreement was approved by the Boards of Directors of each of the Company and ConnectOne. Following the Merger, the Bank will merge with and into ConnectOne’s wholly-owned bank subsidiary, ConnectOne Bank, with ConnectOne Bank as the surviving bank.

Under the terms of the Merger Agreement, the Company’s shareholders will have the right to receive for each share of the Company’s common stock, no par value, at their election, either (i) $16.25 in cash or (ii) 0.78 shares of ConnectOne’s common stock, without par value. The Company’s shareholders will have the right to elect all stock consideration, all cash consideration or a combination thereof, subject to required proration such that, in the aggregate, 80% of the Company’s shares are exchanged for stock consideration and 20% are exchanged for cash consideration.

The Merger is subject to the satisfaction of customary closing conditions, including outstanding regulatory approvals and approval by the Company’s and ConnectOne’s shareholders. It is anticipated that the transaction will close during the first quarter of 2020. For more information on the pending Merger, please refer to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2019 as well as the October Proxy. The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on August 16, 2019 and is incorporated by reference herein.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 compared to Three and Nine Months Ended September 30, 2018

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

Net Income

Net income for the third quarter of 2019 was $517 thousand compared to net income of $1.76 million for the third quarter of 2018, a decrease of $1.25 million or 70.9%.  Net income for the nine months ended September 30, 2019 was $3.42 million compared to net income of $4.30 million for the same period in 2018, a decrease of $873 thousand or 20.4%. This decrease in net income for the three and nine month periods is primarily due to merger related expenses, lower net interest income and an increase in the effective tax rate.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense paid on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Net interest income decreased by $322 thousand or 4.6% and $719 thousand or 3.6% for the three and nine months ended September 30, 2019, respectively, versus the same periods last year. The lower net interest income is a result of the increase in total interest expense outpacing the increase in total interest income in 2019. Net interest margin was 2.88% at the end of the third quarter compared to 2.92% at the end of the second quarter of 2019.

Total interest income increased by $992 thousand or 10.6% and $2.7 million or 10.1% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, and was driven primarily in loan growth.

Total interest expense increased by $1.3 million or 54.9% in the third quarter of 2019 to $3.7 million compared to $2.4 million in the third quarter of 2018. For the nine months ended September 30, 2019, total interest expense increased by $3.4 million or 51.9% versus the same period in 2018. The increase in total interest expense for the three and nine month periods was due to higher deposit balances and rates paid on deposits and borrowed funds.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All averages are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

(in thousands, except for yield data)

	For the Three Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$791,758	9,535	4.78%	$741,738	8,779	4.70%
Securities (1)	30,622	168	2.17	53,917	248	1.82
Federal Funds Sold	3,635	19	2.07	2,090	7	1.33
Interest-earning cash accounts	107,302	597	2.21	65,742	312	1.88
Total interest-earning Assets	933,317	10,319	4.39%	863,487	9,346	4.29%
Non-interest earning Assets	35,866			23,019
Allowance for Loan Losses	(8,765)			(8,150)
Total Assets	$960,418			$878,356
Interest-Bearing Liabilities:
Demand Deposits	$81,476	$74	0.36%	$35,095	$16	0.18%
Savings Deposits	38,792	107	1.09	92,732	302	1.29
Money Market Deposits	149,656	757	2.01	139,421	228	0.65
Time Deposits	394,775	2,387	2.40	350,459	1,663	1.88
Borrowed Funds	50,199	381	3.01	29,003	184	2.52
Total Interest Bearing Liabilities	714,898	3,706	2.06%	646,710	2,393	1.47%
Non-Interest Bearing Liabilities:
Demand Deposits	133,390			141,334
Other Liabilities	18,952			3,383
Total Non-Interest Bearing Liabilities	152,342			144,717
Stockholders’ Equity	93,178			86,929
Total Liabilities and Stockholders' Equity	$960,418			$878,356
Net Interest Income
(Tax Equivalent Basis)		$6,613			$6,953
Tax Equivalent Basis adjustment		(1)			(19)
Net Interest Income		$6,612			$6,934
Net Interest Rate Spread			2.33%			2.82%
Net Interest Margin			2.81%			3.19%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.31			1.34

(1)	Yield is calculated on a tax effective basis.

	For the Nine Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets:
Loans	$777,565	27,380	4.71%	$733,323	25,106	4.58%
Securities (1)	35,214	576	2.19	57,848	752	1.74
Federal Funds Sold	2,943	40	1.82	1,982	21	1.42
Interest-earning cash accounts	85,484	1,408	2.20	70,871	866	1.63
Total interest-earning Assets	901,206	29,404	4.36%	864,024	26,745	4.14%
Non-interest earning Assets	31,184			21,932
Allowance for Loan Losses	(8,513)			(8,146)
Total Assets	$923,877			$877,810
Interest-Bearing Liabilities:
Demand Deposits	$80,590	$128	0.21%	$33,514	$47	0.19%
Savings Deposits	45,900	396	1.15	97,934	827	1.13
Money Market Deposits	150,165	2,212	1.97	149,264	553	0.50
Time Deposits	356,646	6,161	2.31	350,981	4,786	1.82
Borrowed Funds	50,767	1,082	2.85	21,061	356	2.26
Total Interest Bearing Liabilities	684,068	9,979	1.95%	652,754	6,569	1.35%
Non-Interest Bearing Liabilities:
Demand Deposits	133,287			136,812
Other Liabilities	15,292			2,825
Total Non-Interest Bearing Liabilities	148,579			139,637
Stockholders’ Equity	91,230			85,419
Total Liabilities and Stockholders' Equity	$923,877			$877,810
Net Interest Income
(Tax Equivalent Basis)		$19,425			$20,176
Tax Equivalent Basis adjustment		(22)			(54)
Net Interest Income		$19,403			$20,122
Net Interest Rate Spread			2.41%			2.79%
Net Interest Margin			2.88%			3.12%
Ratio of Interest-Earning Assets to
Interest-Bearing Liabilities	1.32			1.32

(1)	Yield is calculated on a tax effective basis.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to bring our allowance for loan losses to the level that we consider adequate to absorb probable losses inherent in our loan portfolio. See “Allowance for Loan Losses” for additional information about our allowance for loan losses and our methodology for determining the amount of the allowance. The Company recorded a provision for loan losses of $250 thousand and $390 thousand for both the three and nine months ended September 30, 2019, respectively, compared to a provision for loan losses of $280 thousand and $930 thousand for the three and nine months ended September 30, 2018, respectively. The allowance for loan losses to total loans was 1.09% as of September 30, 2019.

Non-interest Income

Our non-interest income is comprised primarily of service fees received from deposit accounts. For the three and nine months ended September 30, 2019, non-interest income increased by $19 thousand and $71 thousand, respectively, compared to the corresponding periods of 2018.

Non-interest Expense

Non-interest expense was $5.5 million and $4.4 million during the third quarter of 2019 and 2018, respectively, as compared to non-interest expense of $14.8 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively. Included in non-interest expense for the three and nine months ended September 30, 2019 are legal and professional fees of approximately $700 thousand in merger related expenses.

Income Tax Expense

The income tax accrual for the three months ended September 30, 2019 was $440 thousand compared to $589 thousand for the same period in 2018. The decrease in income tax expense was the result of lower income before provision of income taxes. The effective tax rate for the three months ended September 30, 2019 and 2018 was 46.2% and 25.1%, respectively.  The increase in the effective tax rate reflected a year-to-date catch up in the accrual for income taxes in anticipation of the issuance of regulations implementing New Jersey’s adoption of tax legislation requiring a combined filing of affiliated companies. In addition, certain merger related costs are not tax deductible.

The income tax accrual for the nine months ended September 30, 2019 was $1.2 million compared to $1.4 million for the same period in 2018 which was a result of lower income before provision of income taxes. The effective tax rate for the nine months ended September 30, 2019 was 26.0%, as the Company anticipates the issuance of regulations implementing the tax legislation discussed above and the non-deductibility of certain merger related expenses.

FINANCIAL CONDITION

Total assets increased by $77.9 million, or 8.8%, from $883.7 million at December 31, 2018 to $961.7 million at September 30, 2019, reflecting an increase in cash and cash equivalents, loans receivable and other assets related to the booking of a right to use asset due to the adoption of Accounting Standards Update 2016-02, Leases as of January 1, 2019.  Loans receivable, or “total loans,” increased from $765.9 million at December 31, 2018 to $798.1 million at September 30, 2019, an increase of $32.2 million. Total cash and cash equivalents increased from $64.5 million at December 31, 2018 to $108.5 million at September 30, 2019, an increase of $44.0 million. The change in cash is mainly due to an increase in deposit account balances and the maturity of certain securities. Total deposits increased by $63.2 million to $799.9 million at September 30, 2019, from $736.7 million at December 31, 2018. Borrowed funds decreased to $49.9 million as of September 30, 2019 from $51.7 million at December 31, 2018.

Loans

Our loan portfolio is the primary component of our assets, and consists of commercial real estate, commercial & industrial, residential mortgages, consumer and home equity loans. Net loans, which exclude net deferred fees and costs and the allowance for loan losses, increased to $788.5 million at September 30, 2019, an increase from $756.6 million at December 31, 2018. Our market area is concentrated in Bergen County, New Jersey, with commercial loans made to borrowers located primarily in New Jersey, New York and a defined radius of our headquarters. We have a concentration of commercial real estate. We believe that we will continue to have opportunities for loan growth due, in part, to our experienced staff and relationship focused strategy. Our loan growth in the third quarter of 2019 was primarily in commercial real estate loans.

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

At September 30, 2019, the Bank had non-accrual loans of $10.8 million, compared to non-accrual loans totaling $9.4 million at year end 2018. If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the three and nine months ended September 30, 2019, the gross interest income that would have been recorded would have been approximately $114 thousand and $304 thousand, respectively.

Within its nonaccrual loans at September 30, 2019, the Bank had seven residential mortgage loans and two home equity loans that met the definition of a troubled debt restructuring (“TDR”) loan.

TDRs are loans where the contractual terms have been modified for borrowers experiencing financial difficulties. These modifications could include a reduction in the interest rate of the loan, payment extensions, forgiveness of principal, or a combination of these concessions. At September 30, 2019, nonaccrual TDR loans had an outstanding balance of $3.4 million and had no specific reserves associated with them. At September 30, 2019, accruing TDR had an outstanding balance of $2.7 million. The modifications to these loans did not involve principal forgiveness.

Investment Securities

At September 30, 2019, total securities were $27.2 million, of which $26.9 million were classified as Available for Sale and $264 thousand were classified as Held to Maturity. The Company has no securities classified as trading at September 30, 2019.

Deposits

Deposits remain our primary source of funds.  Total deposits increased by $63.2 million to $799.7 million at September 30, 2019, from $736.7 million at December 31, 2018. Along with new deposits to the Bank, the Company has been experiencing customers transferring funds from non-interest bearing and lower interest-bearing accounts to higher interest-bearing accounts. Certificates of deposit increased by $79.1 million. Savings and interest-bearing demand deposits decreased by $25.6 million for the first nine months of 2019. Non-interest bearing demand deposit accounts increased by $9.7 million during the first nine months of 2019. The Bank has sought to increase its core deposits, while reducing its reliance on potentially volatile municipal deposits and their effects of seasonal fluctuations related to real estate tax inflows and payments. Core deposits for the first nine months of 2019 increased by $79.8 million, with a decrease of $16.6 million due to outflows of municipal deposits. The Company has no foreign deposits, nor are there any material customer concentrations of deposits.

Borrowed Funds

Borrowings consist of long-term and short-term advances from the FHLBNY and ACBB. FHLBNY advances are secured under terms of a blanket collateral agreement by a pledge of qualifying securities and mortgage loans. At September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $49.8 million and $51.7 million, respectively.

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

As of September 30, 2019, the Company had a $5.0 million line of credit with the Atlantic Community Bankers Bank (“ACBB”), of which $3.0 million was advanced as of September 30, 2019. The proceeds of this advance were down-streamed to the Bank as Tier 1 capital. In addition, the Bank had a $16 million overnight line of credit with Zions First National Bank, a $12.0 million overnight line of credit with First Tennessee Bank and a $10 million overnight line of credit with ACBB for the purchase of federal funds in the event that temporary liquidity needs arise.  There were no amounts outstanding under any of the Bank’s facilities at September 30, 2019.  We are an approved member of the FHLBNY.  The FHLBNY relationship could provide additional sources of liquidity, if required.  At September 30, 2019, the Bank had $46.8 million of borrowed funds and a $40 million letter of credit from the FHLBNY. The amount of credit available from the FHLBNY is dependent upon the amount of qualifying collateral we pledge. Based on the qualifying collateral the Bank has pledged to FHLBNY, in the form of loans and securities, the Bank has a remaining borrowing potential of approximately $84.5 million as of September 30, 2019.

Our total deposits equaled $799.9 million and $736.7 million, respectively, at September 30, 2019 and December 31, 2018. Cash and cash equivalents increased from $64.6 million on December 31, 2018 to $108.5 million at September 30, 2019.

Through the investment portfolio, we have generally sought to obtain a safe, yet slightly higher yield than would have been available to us as a net seller of overnight federal funds, while maintaining liquidity.  Through our investment portfolio, we also attempt to manage our maturity gap, by seeking maturities of investments which coincide with maturities of deposits.  The investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and other liquidity needs. (See the section above captioned Investment Securities)

We believe that our current sources of funds provide adequate liquidity for our current cash flow needs.

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

We currently utilize net interest income simulation and economic value of equity (“EVE”) models, conducted quarterly, to measure the potential impact to the Bank of future changes in interest rates. The results of the models were within guidelines prescribed by our Board of Directors. If model results were to fall outside prescribed ranges, action, including additional monitoring and reporting to the Board of Directors by the Bank’s management, would be required by ALCO.

The net interest income (“NII”) simulation model attempts to measure the change in net interest income over the next one-year period, and over the next two-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on the most recent quarterly model conducted, we estimated that over the next one-year period a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 5.6%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 5.0%.

Based on the most recent quarterly model conducted, we estimated that over the next two years, on a cumulative basis, a 200 basis-point instantaneous increase in the general level of interest rates would increase our net interest income by 3.3%, while a 100 basis-point instantaneous decrease in interest rates would decrease net interest income by 4.7%.

An EVE analysis is also used to dynamically model the present value of asset and liability cash flows. The EVE is likely to be different as interest rates change. In the most recent quarterly model conducted, our EVE would decline by 11.2% with an instantaneous rate shock of up 200 basis points and increase by 4.1% with an instantaneous rate shock of down 100 basis points.

The following table illustrates the most recent results for EVE and NII models conducted with dollars in thousands:

			Estimated Change in					Estimated Change in
Interest Rates		Estimated	EVE		Interest Rates		Estimated	NII (12 month)
(basis points)		EVE	Amount	%	(basis points)		NII	Amount	%
+	400	$91,530	$(31,287)	(25.5)	+	400	$26,569	$2,279	9.4
+	300	100,534	(22,283)	(18.1)	+	300	26,115	1,825	7.5
+	200	109,072	(13,745)	(11.2)	+	200	25,647	1,357	5.6
+	100	116,479	(6,338)	(5.2)	+	100	25,076	786	3.2
	—	122,817	—	—		—	24,290	—	—
-	100	127,791	4,974	(4.1)	-	100	23,067	(1,223)	5.0
-	200	127,900	5,083	(4.1)	-	200	21,619	(2,671)	11.0

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

The following table discloses our financial instruments that are sensitive to change in interest rates, categorized by expected maturity at September 30, 2019.  Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

Expected Maturity/Principal Repayment

September 30, 2019

(Dollars in thousands)

	Avg. Int.						There-
	Rate	2019	2020	2021	2022	2023	After	Total	Fair Value
Interest Rate Sensitive Assets:
Loans	4.71%	$130,989	$55,675	$59,256	$112,703	$145,821	$293,630	$798,074	$788,194

Securities	2.19%	6,494	11,287	—	—	—	9,397	27,178	27,178

Fed Funds Sold	1.82%	4,035	—	—	—	—	—	4,035	4,035

Interest-earning cash and time deposits	2.20%	102,385	—	—	—	—	—	102,385	102,385

Interest Rate Sensitive Liabilities:

Interest bearing transaction accounts	1.36%	237,136	—	—	—	—	—	237,136	237,136

Savings deposits	1.15%	35,379	—	—	—	—	—	35,379	35,379

Time deposits	2.31%	55,637	210,082	42,285	68,175	15,239	7,821	399,239	404,517

Borrowed Funds	2.85%	$8,346	$20,000	$11,501	$10,000	$—	$—	$49,847	$50,372

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

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

At September 30, 2019, the Company’s management, including the Chief Executive Officer and President (our Principal Executive and Operating Officer) and Executive Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer), evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the Securities and Exchange Commission.

Based on their evaluation as of September 30, 2019, the Company’s Chief Executive Officer and President and the Company’s Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

An investment in our common stock involves risks. Stockholders should carefully consider the risks described under Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as supplemented by our subsequent Quarterly Reports on Form 10-Q. Stockholders should also carefully consider the risks with respect to the pending Merger that are contained in the “Risk Factors” section of the October Proxy.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 42.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of August 15, 2019, by and between Bancorp of New Jersey, Inc. and ConnectOne Bancorp, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 16, 2019)

10.1

Form of Voting Agreement executed by all directors of Bancorp of New Jersey, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ConnectOne Bancorp, Inc., filed August 16, 2019)

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

Bancorp of New Jersey, Inc.

Date: November 12, 2019	By:	/s/ Nancy E. Graves
Nancy E. Graves
Chief Executive Officer and President
(Principal Executive and Operating Officer)

	By:	/s/ Matthew Levinson
Matthew Levinson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)